Form 10-Q
period 1999-06-30
VERITAS SOFTWARE CORP /DE/
filed 1999-08-16
CIK 1084408

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-26247

                          VERITAS SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0507675
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                              1600 PLYMOUTH STREET
                        MOUNTAIN VIEW, CALIFORNIA 94043
                                 (650) 335-8000
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES
            AND REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares of the registrant's common stock outstanding as of July 30, 1999 was 170,332,113 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 1999
         and
         December 31, 1998...........................................      3
         Condensed Consolidated Statements of Operations for the
         Three Months and Six Months Ended June 30, 1999 and 1998....      4
         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1999 and 1998.........................      5
         Notes to Condensed Consolidated Financial Statements........      6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     12
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     31

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........     32
Item 6.  Exhibits and Reports on Form 8-K............................     33
SIGNATURE............................................................     35

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  119,985      $139,086
  Short-term investments....................................     116,102        72,040
  Accounts receivable, net of allowance for doubtful
     accounts of $5,250 at June 30, 1999 and $2,572 at
     December 31, 1998......................................      59,487        52,697
  Receivable from Seagate Software..........................      20,975            --
  Deferred income taxes.....................................      10,435         4,272
  Other current assets......................................      15,546         9,237
                                                              ----------      --------
          Total current assets..............................     342,530       277,332
Long-term investments.......................................      52,234        31,925
Property and equipment, net.................................      57,750        26,518
Goodwill and other intangibles, net.........................   3,601,709         1,525
Other assets................................................       4,185        11,817
                                                              ----------      --------
          Total assets......................................  $4,058,408      $349,117
                                                              ==========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   10,211      $  4,958
  Accrued compensation and benefits.........................      20,377        11,267
  Accrued acquisition and restructuring costs...............      32,039           478
  Other accrued liabilities.................................      23,705        10,718
  Income taxes payable......................................      21,207        13,424
  Customer advances.........................................      10,917            --
  Deferred revenue..........................................      62,749        37,645
                                                              ----------      --------
          Total current liabilities.........................     181,205        78,490
Convertible subordinated notes..............................     100,000       100,000
Deferred income taxes.......................................     181,280            --
Other non-current liabilities...............................         739           773
Stockholders' equity:
  Common stock..............................................   3,774,479       199,858
  Accumulated deficit.......................................    (178,162)      (29,416)
  Deferred compensation.....................................         (16)          (32)
  Accumulated other comprehensive income (loss).............      (1,117)         (556)
                                                              ----------      --------
          Total stockholders' equity........................   3,595,184       169,854
                                                              ----------      --------
          Total liabilities and stockholders' equity........  $4,058,408      $349,117
                                                              ==========      ========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                ---------    --------    ---------    --------
Net revenue:
  User license fees...........................  $  93,296    $ 38,337    $ 149,082    $ 69,026
  Services....................................     21,352       9,776       37,470      18,169
                                                ---------    --------    ---------    --------
          Total net revenue...................    114,648      48,113      186,552      87,195
Cost of revenue:
  User license fees...........................      2,827       3,130        4,782       5,096
  Services....................................      8,254       4,792       14,781       9,292
  Amortization of developed technology........      5,006          --        5,006          --
                                                ---------    --------    ---------    --------
          Total cost of revenue...............     16,087       7,922       24,569      14,388
                                                ---------    --------    ---------    --------
Gross profit..................................     98,561      40,191      161,983      72,807
Operating expenses:
  Selling and marketing.......................     44,572      16,950       71,395      30,009
  Research and development....................     20,550       8,948       34,366      16,497
  General and administrative..................      7,122       2,242       10,411       4,412
  Amortization of goodwill and other
     intangibles..............................     71,557          --       71,557          --
  In-process research and development.........    103,100       2,250      103,100       2,250
  Acquisition and restructuring costs.........     11,000          --       11,000          --
                                                ---------    --------    ---------    --------
          Total operating expenses............    257,901      30,390      301,829      53,168
                                                ---------    --------    ---------    --------
Income (loss) from operations.................   (159,340)      9,801     (139,846)     19,639
Interest and other income, net................      3,148       2,867        6,179       5,552
Interest expense..............................     (1,409)     (1,429)      (2,842)     (2,849)
                                                ---------    --------    ---------    --------
Income (loss) before income taxes.............   (157,601)     11,239     (136,509)     22,342
Provision for income taxes....................      4,728       2,698       12,237       4,746
                                                ---------    --------    ---------    --------
Net income (loss).............................  $(162,329)   $  8,541    $(148,746)   $ 17,596
                                                =========    ========    =========    ========
Net income (loss) per share -- basic..........  $   (1.33)   $   0.09    $   (1.36)   $   0.19
                                                =========    ========    =========    ========
Net income (loss) per share -- diluted........  $   (1.33)   $   0.08    $   (1.36)   $   0.17
                                                =========    ========    =========    ========
Number of shares used in computing per share
  amounts -- basic............................    122,430      93,724      109,108      93,293
                                                =========    ========    =========    ========
Number of shares used in computing per share
  amounts -- diluted..........................    122,430     102,709      109,108     102,302
                                                =========    ========    =========    ========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------    ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (148,746)   $  17,596
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................       7,888        2,785
    Amortization of goodwill and other intangibles..........      71,557           --
    Amortization of developed technology....................       5,006           --
    In-process research and development.....................     103,100        2,250
    Restructuring costs.....................................         948           --
    Changes in operating assets and liabilities:
       Accounts receivable..................................      (4,481)      (7,459)
       Other receivable.....................................       1,960           --
       Other assets.........................................      (4,672)      (3,155)
       Accounts payable.....................................        (629)       2,128
       Accrued compensation and benefits....................       2,356          396
       Accrued acquisition and restructuring costs..........      (7,287)          --
       Other liabilities....................................         490        2,700
       Income taxes payable.................................       5,447        3,106
       Deferred revenue.....................................      18,682        2,870
                                                              ----------    ---------
Net cash provided by operating activities...................      51,619       23,217
Cash flows from investing activities:
  Purchases of investments..................................    (164,926)    (161,704)
  Investment maturities.....................................     100,557      152,458
  Purchases of property and equipment.......................     (23,670)     (10,005)
  Cash acquired from Seagate Software.......................       1,044           --
  Cash acquired from TeleBackup.............................       1,493           --
  Purchase of Frontier Software Development Pvt. Ltd........      (1,325)          --
  Purchase of Windward Technologies, Inc....................          --       (1,250)
                                                              ----------    ---------
Net cash used for investing activities......................     (86,827)     (20,501)
Cash flows from financing activities:
  Proceeds from issuance of common stock....................      16,668        6,859
                                                              ----------    ---------
Net cash provided by financing activities...................      16,668        6,859
Effect of exchange rate changes.............................        (561)          62
                                                              ----------    ---------
Net increase (decrease) in cash and cash equivalents........     (19,101)       9,637
Cash and cash equivalents at beginning of period............     139,086       75,629
                                                              ----------    ---------
Cash and cash equivalents at end of period..................  $  119,985    $  85,266
                                                              ==========    =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $    2,625    $   2,889
  Cash paid for income taxes................................  $    6,133    $     829
Supplemental schedule of noncash investing and financing
  transactions:
  Issuance of common stock for business acquisitions........  $3,557,953           --

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in VERITAS Software Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

     On May 28, 1999, VERITAS acquired the Network & Storage Management Group business of Seagate Software, Inc. As part of a reorganization in connection with that acquisition, the Company succeeded to the business formerly conducted by VERITAS Software Corporation, which is now a wholly-owned subsidiary and is known as VERITAS Operating Corporation.

 2. STOCK SPLIT

     On June 7, 1999, the Company announced a two-for-one stock split in the form of a stock dividend which had an effective date of July 8, 1999. All share and per share data applicable to prior periods have been restated to give retroactive effect to the split.

 3. RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 Condensed Consolidated Financial Statements to conform to the 1999 presentation.

 4. NET INCOME (LOSS) PER SHARE

     Basic net income and net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares; however, dilutive potential common shares outstanding are not included in the denominator as their effect would be anti-dilutive. Potential common shares consist of employee stock options using the treasury stock method.

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table sets forth the computation of basic and diluted net income and net loss per share:

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                ---------    --------    ---------    --------
Numerator:
  Net income (loss)...........................  $(162,329)   $  8,541    $(148,746)   $ 17,596
                                                =========    ========    =========    ========
Denominator:
  Denominator for basic net income (loss) per
     share -- weighted-average shares.........    122,430      93,724      109,108      93,293
  Common stock equivalents....................         --       8,985           --       9,009
                                                ---------    --------    ---------    --------
  Denominator for diluted net income (loss)
     per share................................    122,430     102,709      109,108     102,302
                                                =========    ========    =========    ========
Basic net income (loss) per share.............  $   (1.33)   $   0.09    $   (1.36)   $   0.19
                                                =========    ========    =========    ========
Diluted net income (loss) per share...........  $   (1.33)   $   0.08    $   (1.36)   $   0.17
                                                =========    ========    =========    ========

     Common stock equivalents included in the denominator for purposes of computing diluted net income (loss) per share do not include 4,651,162 shares issuable upon conversion of the 5.25% Convertible Subordinated Notes, as their effect would be anti-dilutive for all periods presented.

 5. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following are the components of comprehensive income (loss):

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------    --------------------
                                                     1999        1998       1999        1998
                                                   ---------    ------    ---------    -------
Net income (loss)................................  $(162,329)   $8,541    $(148,746)   $17,596
Foreign currency translation adjustments.........       (318)      (66)        (561)      (149)
                                                   ---------    ------    ---------    -------
Comprehensive income (loss)......................  $(162,647)   $8,475    $(149,307)   $17,447
                                                   =========    ======    =========    =======

 6. BUSINESS COMBINATIONS

     On May 28, 1999, VERITAS acquired the Network & Storage Management Group business of Seagate Software, Inc., which the Company refers to as "NSMG." On June 1, 1999 VERITAS acquired TeleBackup Systems, Inc., which the Company refers to as "TeleBackup."

     The NSMG business develops and markets software products and provides related services that enable information technology professionals to manage distributed network resources and to secure and protect enterprise data. NSMG products offer features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution or assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and their respective subsidiaries, and based on the average closing price of VERITAS common stock of $45.57 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, VERITAS issued 69,148,208 shares of its common stock to Seagate Software, Inc. and issued options to purchase 6,945,048 shares of its common stock to VERITAS employees who were former NSMG employees. VERITAS accounted for the NSMG acquisition using the purchase method of accounting, and expects to incur charges of $220.8 million per quarter primarily related to the amortization of developed technology,

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was approximately $3.5 million and included $3.2 billion for the issuance of VERITAS common stock, $269.7 million for the issuance of options to purchase VERITAS common stock, and $31.7 million of acquisition-related costs. In addition, the Company recorded a restructuring charge of $11.0 million in the three months ended June 30, 1999 as a result of the NSMG combination. This one-time restructuring charge related primarily to exit costs with respect to duplicative facilities which VERITAS plans to vacate. These costs are in addition to the liability for the costs to vacate duplicative facilities of the NSMG business, which liability VERITAS assumed and included as a part of the purchase price. Total acquisition and restructuring costs of $42.7 million, of which approximately $1.6 million will be non-cash, consist primarily of direct transaction costs, operating lease commitments on duplicative facilities and involuntary termination benefits. At June 30, 1999, $16.7 million in professional fees and severance costs were paid against the acquisition and restructuring reserve; the Company expects the remaining $26.0 million to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments on duplicative facilities, the lease terms of which will expire at various times through the year 2013. The purchase price was allocated, based on an independent valuation, to goodwill of $3.0 billion, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities acquired of $1.0 million. During the three months ended June 30, 1999, the Company recorded $68.7 million for amortization of goodwill and other intangibles, and $4.9 million for amortization of developed technology related to this acquisition.

     TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. Under a combination agreement, TeleBackup became a wholly-owned subsidiary of VERITAS in exchange for the issuance of 3,041,242 shares of VERITAS common stock or shares exchangeable for VERITAS common stock to the holders of TeleBackup common shares, and the grant of options to purchase 68,758 shares of VERITAS common stock to VERITAS employees who were former employees of TeleBackup. The Company accounted for the TeleBackup acquisition using the purchase method of accounting, and expects to incur charges of $8.9 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of VERITAS common stock of $44.09 per share for 5 days before and after June 1, 1999, the measurement date for the transaction, the total purchase price for TeleBackup was approximately $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of VERITAS common stock, $2.8 million for the issuance of options to purchase VERITAS common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At June 30, 1999, of the total $6.2 million acquisition costs, the Company paid $0.5 million in direct transaction costs with the majority of the remaining $5.7 million anticipated to be utilized by December 1999. The purchase price was allocated, based on an independent valuation, to goodwill of $131.7 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net assets acquired of $1.2 million. During the three months ended June 30, 1999, the Company recorded $2.9 million for amortization of goodwill and other intangibles, and $0.1 million for the amortization of developed technology related to this acquisition.

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following unaudited pro forma summary results of operations data have been prepared assuming that the NSMG and TeleBackup acquisitions had occurred at the beginning of the periods presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented. The pro forma information excludes the impact of the one-time charge related to in-process research and development costs of $103.1 million and the restructuring charges of $11.0 million recorded in the quarter ended June 30, 1999.

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                              ----------------------    ----------------------
                                                1999         1998         1999         1998
                                              ---------    ---------    ---------    ---------
Net revenue.................................  $ 155,738    $  91,620    $ 290,467    $ 178,928
                                              =========    =========    =========    =========
Net loss....................................  $(186,949)   $(201,709)   $(376,216)   $(403,690)
                                              =========    =========    =========    =========
Basic and diluted net loss per share........  $   (1.11)   $   (1.22)   $   (2.23)   $   (2.44)
                                              =========    =========    =========    =========

 7. SUMMARY FINANCIAL INFORMATION OF SUBSIDIARY

     VERITAS Software Corporation and its wholly-owned subsidiary VERITAS Operating Corporation are co-obligors on VERITAS' 5.25% convertible subordinated notes due 2004. In accordance with Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, VERITAS provides the following unaudited summary financial information with respect to VERITAS Operating Corporation. The following presents the operations of, and the assets held by, the legal entity VERITAS Operating Corporation and does not necessarily, nor is intended to, represent the operations of VERITAS Operating Corporation had it continued as a separate entity absent the NSMG acquisition.

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
STATEMENT OF OPERATIONS DATA:
Total net revenue..................................  $89,683    $48,113    $161,587    $87,195
Amortization of goodwill and other intangibles.....    2,979         --       2,979         --
In-process research and development................    1,900      2,250       1,900      2,250
Acquisition and restructuring costs................   11,000         --      11,000         --
Income from operations.............................    5,851      9,801      25,345     19,639
Net income.........................................    4,716      8,541      18,215     17,596

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
BALANCE SHEET DATA:
Working capital.............................................  $200,054      $198,842
Goodwill and other intangibles..............................   143,232            --
Total assets................................................   540,840       349,117
Long-term obligations.......................................   100,685       100,773
Accumulated deficit.........................................   (15,267)      (29,416)
Stockholders' equity........................................   342,869       169,854

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 8. SEGMENT INFORMATION

     VERITAS continues to operate in one segment, storage management solutions. The Company's products and services are sold throughout the world, through direct, original equipment manufacturer, other reseller and distributor channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone software product and service revenue by product channels and revenues by geographic regions of the segment and does not receive separate, discrete financial information about asset allocation, expense allocation or profitability from the Company's storage products or services. The recent acquisitions of NSMG and TeleBackup did not create a new segment, as the Company is integrating the business and products of NSMG and TeleBackup with those of VERITAS and the financial information related to the NSMG business and products is not evaluated separately.

     Geographic information:

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                      1999       1998        1999       1998
                                                    --------    -------    --------    -------
User license fees(1):
United States.....................................  $ 71,528    $27,992    $114,756    $50,439
Europe(2).........................................    15,750      7,137      24,667     12,553
Other(3)..........................................     6,018      3,208       9,659      6,034
                                                    --------    -------    --------    -------
          Total...................................    93,296     38,337     149,082     69,026
                                                    --------    -------    --------    -------
Services(1):
United States.....................................    16,726      7,841      29,304     14,447
Europe(2).........................................     3,527      1,837       6,206      3,500
Other(3)..........................................     1,099         98       1,960        222
                                                    --------    -------    --------    -------
          Total...................................    21,352      9,776      37,470     18,169
                                                    --------    -------    --------    -------
          Total net revenue.......................  $114,648    $48,113    $186,552    $87,195
                                                    ========    =======    ========    =======

                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                       ----------   ------------
Long-lived assets(4):
United States........................................  $3,648,336     $25,202
Europe(2)............................................       9,937       3,644
Other(3).............................................       3,649         380
                                                       ----------     -------
          Total......................................  $3,661,922     $29,226
                                                       ==========     =======

---------------
(1) License and services revenues are attributed to geographic regions based on location of customers.

(2) Europe includes the Middle East and Africa.

(3) Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported:

                                                      JUNE 30,     DECEMBER 31,
                                                        1999           1998
                                                     ----------    ------------
Total long-lived assets............................  $3,661,922      $ 29,226
Other assets, including current....................     396,486       319,891
                                                     ----------      --------
          Total consolidated assets................  $4,058,408      $349,117
                                                     ==========      ========

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Sales to one customer accounted for approximately $12.6 million, or 11%, of the Company's net revenues in the three months ended June 30, 1999 and $21.5 million, or 12% in the six months ended June 30, 1999.

 9. FACILITIES LEASE COMMITMENT

     During the quarter ended June 30, 1999, the Company signed a lease for new corporate campus facilities in Mountain View, California. This facility will replace the facilities the Company currently leases in Mountain View. The campus facilities will be developed in two phases. The first phase is for 175,000 square feet. The second phase will add 250,000 square feet subject to certain entitlements required from the City of Mountain View. The campus facilities will provide space for sales, marketing, administration and research and development functions. The lease term for the first phase facilities is five years beginning in April 1999, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $72.0 million, or at the end of the lease to arrange for the sale of the property, with VERITAS retaining an obligation to the owner for the difference between the sales price and the $72.0 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates that construction of the first phase facilities will begin in the first quarter of 2000, and that the Company will occupy the facilities in the second quarter of 2001. Lease payments on the first phase facilities will begin in the second quarter of 2001. The lease requires VERITAS to maintain specified financial covenants such as leverage ratio, quick ratio and earnings before interest, taxes, depreciation and amortization, all of which the Company was in compliance with as of June 30, 1999.

10. SUBSEQUENT EVENT

     In August 1999, VERITAS and its wholly-owned subsidiary VERITAS Operating Corporation issued $405.0 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which VERITAS received net proceeds of approximately $291.0 million. The underwriters have exercised their option to purchase an additional $60.8 million aggregate principal amount at maturity of the 1.856% notes for which VERITAS expects to receive net proceeds of approximately $43.9 million. VERITAS and VERITAS Operating Corporation are co-obligors on the 1.856% notes. The 1.856% notes provide for semi-annual interest payments each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of VERITAS common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $59.78 per share, subject to adjustment in certain events, equivalent to an initial conversion rate of 12.415 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over the period of time until maturity at the option of VERITAS at issuance price plus accrued original issue discount and any accrued interest. If a fundamental change, as defined in the Amended and Restated First Supplemental Indenture dated July 30, 1999, occurs prior to August 13, 2006, each holder has the right to require VERITAS to redeem all or part of the 1.856% notes at issuance price plus accrued original discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements that reflect our plans, estimates and beliefs, based on information available to us at the time of this report. We assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed below and elsewhere in this Form 10-Q, particularly in "Factors That May Affect Future Results."

     Unless expressly stated or the content otherwise requires, the terms "we", "our", "us", "the Company" and "VERITAS" refer to VERITAS Software Corporation and its subsidiaries.

OVERVIEW

     VERITAS is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. Our products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, and the ability to process large files efficiently and the ability to manage and back up data distributed on large networks of systems without interrupting users. In addition, our products provide an automated fail over between computer systems organized in clusters sharing disk resources. Our highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. Some of our products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. We also provide a comprehensive range of services to assist customers in planning and implementing storage management solutions. We market our products and associated services to original equipment manufacturers and end-user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

     We derive our user license fee revenue from shipments of our software programs to end-user customers through direct sales channels, indirect sales channels and original equipment manufacturer customers. Our original equipment manufacturer customers either bundle VERITAS products with the original equipment manufacturer products licensed by such original equipment manufacturers or offer them as options. Certain original equipment manufacturers may also resell VERITAS' products. VERITAS receives a user license fee each time the original equipment manufacturer licenses a copy of the original equipment manufacturer's products to a customer that incorporates one or more of VERITAS' products. Our license agreements with its original equipment manufacturer customers generally contain no minimum sales requirements and there can be no assurance that any original equipment manufacturer will either commence or continue shipping operating systems incorporating our products in the future. Moreover, following the execution of new agreements between VERITAS and original equipment manufacturer customers and resellers, a significant period of time may elapse before any revenues to VERITAS are generated due to the development work which VERITAS must generally undertake under such agreements and the time needed for the sales and marketing organizations within such customers and distributors to become familiar with and gain confidence in our products.

     Our services revenue consists of fees derived from annual maintenance agreements, from consulting and training services and from porting fees. The original equipment manufacturer maintenance agreements covering our products provide for technical and emergency support and minor unspecified product upgrades for a fixed annual fee. The maintenance agreements covering products that are licensed through channels other than through original equipment manufacturer channels provide for technical support and unspecified product upgrades for an annual service fee based on the number of user licenses purchased and the level of service subscribed. Porting fees consist of fees derived from porting and other non-recurring engineering efforts when VERITAS ports, or adapts, its storage management products to an original equipment manufacturer's operating system and when VERITAS develops certain new product features or extensions of existing product features at the request of a customer. In most cases, VERITAS retains the rights to technology derived from porting and non-recurring engineering work for licensing to other customers and therefore generally does such work on a relatively low, and sometimes negative, margin.

     We have made, and intend to continue to make, substantial investments in porting our products to new operating systems, including Windows NT. The success of the Windows NT product development may depend on receipt of development funding from third parties, including Microsoft, and failure to receive such funding could hamper our efforts to extend our products into the Windows NT market. The porting and development process requires substantial capital investment and the devotion of substantial employee resources to such effort and the added focus on Windows NT development has required, and will continue to require, us to hire additional personnel. Under an agreement with Microsoft, we have committed to develop a functional subset of our Volume Manager product that will be ported to and embedded in Windows NT. The agreement also requires us to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft has provided us with significant funding towards such development effort. We recognize revenue under its development contract with Microsoft on a percentage-of-completion basis consistent with our policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue recognition does not directly correlate to contract billings. The Microsoft agreement requires us to expand our marketing and sales operations to deal with higher volume markets in which we have limited experience. See "Factors That May Affect Future Results -- We face uncertainties porting products to new operating systems and developing new products" and "-- We distribute products through multiple distribution channels, each of which is subject to risks."

     Our international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States, most of which is collectible in foreign currencies, accounted for 23% of total revenue for the six months ended June 30, 1999 and 26% of the Company's total revenue for the six months ended June 30, 1998. Our international revenue increased 91% from $22.3 million for the six months ended June 30, 1998 to $42.5 million for the six months ended June 30, 1999. Since much of our international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is relatively less than the impact on revenues. Although our operating and pricing strategies take into account changes in exchange rates over time, our operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. Our international subsidiaries purchase licenses from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on each company's books at the local currency that existed at the time of the transaction. Such receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to U.S. Dollars at the then current rate, or "marked to market." The marked to market process may give rise to currency gains and losses. Such gains or losses are recognized on our statement of operations as a component of other income, net. To date, such gains or losses have not been material.

     VERITAS believes that its success depends upon continued expansion of its international operations. VERITAS currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden, Switzerland and the Netherlands, a development center in India, and resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require VERITAS to establish additional foreign offices, hire additional personnel and recruit additional international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that VERITAS is unable to effect these additions efficiently, growth in international sales will be limited, which would have a material adverse effect on VERITAS' business, operating results and financial condition. International operations also subject VERITAS' to a number of risks inherent in developing and selling products outside the United States, including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability. Furthermore, certain global markets, including Asia, Russia and Latin America, are currently undergoing significant economic turmoil which could result in deferral of purchase of information technology products and services by potential customers located in such markets, thereby further limiting VERITAS' ability to expand international operations. See "Factors That May Affect Future Results -- Expanding our international sales depends on economic stability in regions that recently have been unstable."

     On May 28, 1999, VERITAS acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as "NSMG." On June 1, 1999 VERITAS acquired TeleBackup Systems, Inc., which we refer to as "TeleBackup."

     The NSMG business develops and markets software products and provides related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. Its products offer features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and their respective subsidiaries, and based on the average closing price of our common stock of $45.57 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, we issued 69,148,208 shares of our common stock to Seagate Software, Inc. and issued options to purchase 6,945,048 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and expect to incur charges of $220.8 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was approximately $3.5 billion and included $3.2 billion for the issuance of our common stock, $269.7 million for the issuance of options to purchase our common stock and $31.7 million of acquisition-related costs. In addition, we recorded a restructuring charge of $11.0 million in the three months ended June 30, 1999 as a result of the NSMG combination. This one-time restructuring charge related primarily to exit costs with respect to duplicative facilities which we plan to vacate. These costs are in addition to the liability for the costs to vacate duplicative facilities of the NSMG business, which liability we assumed and included as a part of the purchase price. Total acquisition and restructuring costs of $42.7 million consist primarily of direct transaction costs, operating lease commitments on duplicative facilities and involuntary termination benefits of which approximately $1.6 million will be non-cash. At June 30, 1999, $16.7 million in professional fees and severance costs were paid against the acquisition and restructuring reserve with the remaining $26.0 million anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013. The purchase price was allocated, based on an independent valuation to goodwill of $3.0 billion, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities acquired of $1.0 million. During the three months ended June 30, 1999, we recorded $68.7 million for the amortization of goodwill and other intangibles, and $4.9 million for the amortization of developed technology related to this acquisition.

     TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. Under a Combination Agreement, TeleBackup became a wholly owned subsidiary of the Company in exchange for the issuance of 3,041,242 shares of either our common stock or exchangeable shares to the holders of TeleBackup common shares and the grant of options to purchase 68,758 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and expect to incur charges of $8.9 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of our common stock of $44.09 per share for 5 days before and after June 1, 1999, the measurement date for the transaction, the total purchase price for TeleBackup was approximately $143.1 mil-lion. The TeleBackup purchase price included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At June 30, 1999, of the total $6.2 million acquisition costs, we paid $0.5 million in direct transaction costs with the majority of the remaining $5.7 million anticipated to be utilized by December 1999. The purchase price was allocated, based on an independent valuation, to goodwill of $131.7 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net assets acquired of $1.2 million. During the three months ended June 30, 1999, we recorded $2.9 million for amortization of goodwill and other intangibles, and $0.1 million for amortization of developed technology related to this acquisition.

RESULTS OF OPERATIONS

     The following tables sets forth the percentage of total net revenue represented by certain line items from our condensed consolidated statement of operations for the three months and six months ended June 30, 1999 and 1998, respectively, and the percentage changes between the comparable periods including one month results of NSMG and TeleBackup since the date of acquisition:

                                                             PERCENTAGE OF        PERIOD-TO-PERIOD
                                                           TOTAL NET REVENUE     PERCENTAGE CHANGE
                                                          -------------------    ------------------
                                                          THREE MONTHS ENDED     THREE MONTHS ENDED
                                                               JUNE 30,            JUNE 30, 1999
                                                          -------------------    ------------------
                                                           1999         1998      COMPARED TO 1998
                                                          ------        -----     ----------------
Net revenue:
  User license fees.....................................     81%          80%            143%
  Services..............................................     19           20             118%
                                                           ----          ---
       Total net revenue................................    100          100             138%
Cost of revenue:
  User license fees.....................................      3            6             (10)%
  Services..............................................      7           10              72%
  Amortization of developed technology..................      4           --             n/m
                                                           ----          ---
       Total cost of revenue............................     14           16             103%
                                                           ----          ---
Gross profit............................................     86           84             145%
Operating expenses:
  Selling and marketing.................................     39           35             163%
  Research and development..............................     18           19             130%
  General and administrative............................      6            5             218%
  Amortization of goodwill and other intangibles........     62           --             n/m
  In-process research and development...................     90            5           4,482%
  Acquisition and restructuring costs...................     10           --             n/m
                                                           ----          ---
       Total operating expenses.........................    225           64             749%
                                                           ----          ---
Income (loss) from operations...........................   (139)          20
Interest and other income, net..........................      3            6
Interest expense........................................     (1)          (3)
                                                           ----          ---
Income (loss) before income taxes.......................   (137)          23
Provision for income taxes..............................     (4)          (5)
                                                           ----          ---
Net income (loss).......................................   (141)%         18%
                                                           ====          ===

---------------
n/m = not meaningful

                                                              PERCENTAGE OF       PERIOD-TO-PERIOD
                                                            TOTAL NET REVENUE     PERCENTAGE CHANGE
                                                            -----------------     -----------------
                                                             SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,           JUNE 30, 1999
                                                            ------------------    -----------------
                                                            1999         1998     COMPARED TO 1998
                                                            -----        -----    -----------------
Net revenue:
  User license fees.......................................    80%          79%            116%
  Services................................................    20           21             106%
                                                             ---          ---
          Total net revenue...............................   100          100             114%
Cost of revenue:
  User license fees.......................................     2            6              (6)%
  Services................................................     8           11              59%
  Amortization of developed technology....................     3           --             n/m
                                                             ---          ---
          Total cost of revenue...........................    13           17              71%
                                                             ---          ---
Gross profit..............................................    87           83             122%
Operating expenses:
  Selling and marketing...................................    38           34             138%
  Research and development................................    18           19             108%
  General and administrative..............................     6            5             136%
  Amortization of goodwill and other intangibles..........    38           --             n/m
  In-process research and development.....................    55            2           4,482%
  Acquisition and restructuring costs.....................     6           --             n/m
                                                             ---          ---
          Total operating expenses........................   161           60             468%
                                                             ---          ---
Income (loss) from operations.............................   (74)          23
Interest and other income, net............................     3            6
Interest expense..........................................    (2)          (3)
                                                             ---          ---
Income (loss) before income taxes.........................   (73)          26
Provision for income taxes................................    (7)          (6)
                                                             ---          ---
Net income (loss).........................................   (80)%         20%
                                                             ===          ===

---------------
n/m = not meaningful

     Net Revenue. Total net revenue increased 138% from $48.1 million for the three months ended June 30, 1998 to $114.6 million for the three months ended June 30, 1999, and increased 114% from $87.2 million for the six months ended June 30, 1998 to $186.6 million for the six months ended June 30, 1999. VERITAS believes that the percentage increases in total revenue achieved in these period are not necessarily indicative of future results. VERITAS' revenue is comprised of user license fees and service revenue. Growth in user license fees has been driven primarily by increasing market acceptance of VERITAS' products, introduction of new products, a larger percentage of total license revenue generated through the direct sales channel and the acquisition of NSMG in the second quarter of 1999. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting services, training services and porting fees. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts by VERITAS' installed base of licensees. VERITAS also experienced an increase in demand for consulting and training services. Porting fees are derived from VERITAS' funded development efforts that are typically associated with VERITAS' agreements with original equipment manufacturers. User license fees were 81% of total net revenue for the three months ended June 30, 1999, and 80% of total net revenue for the three months ended June 30, 1998. User license fees were 80% of total net revenue for the six months ended June 30, 1999, and 79% of total net revenue for the six months ended June 30, 1998.

     User License Fees. User license fees increased 143% from $38.3 million for the three months ended June 30, 1998 to $93.3 million for the three months ended June 30, 1999, and increased 116% from $69.0 million for the six months ended June 30, 1998 to $149.1 million for the six months ended June 30, 1999. The increases were primarily the result of continued growth in market acceptance of VERITAS' software products, a greater volume of large end-user transactions, increased revenue from original equipment manufacturer resales of bundled and unbundled VERITAS products, the introduction of new products and the acquisition of NSMG. In particular, VERITAS' user license fees from storage products increased by approximately 110% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, and accounted for 84% of user license fees in the six months ended June 30, 1999 and 86% of user license fees in the six months ended June 30, 1998.

     Service Revenue. Service revenue increased 118% from $9.8 million for the three months ended June 30, 1998 to $21.4 million for the three months ended June 30, 1999, and increased 106% from $18.2 million for the six months ended June 30, 1998 to $37.5 million for the six months ended June 30, 1999. The increases were primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services and the acquisition of NSMG.

     Cost of Revenue. Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers, and development efforts in porting. Also included in the cost of revenue is the amortization of developed technology. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of User License Fees (including amortization of developed technology). Cost of user license fees increased 150% from $3.1 million for the three months ended June 30, 1998 to $7.8 million for the three months ended June 30, 1999 and increased 92% from $5.1 million for the six months ended June 30, 1998 to $9.8 million for the six months ended June 30, 1999. The increase in cost of user license fees is due to the amortization of developed technology acquired in the NSMG and TeleBackup acquisitions. Gross margin on user license fees remained consistent at 92% for the three months ended June 30, 1998 and for the three months ended June 30, 1999. Gross margin also remained consistent at 93% for the six months ended June 30, 1998 and for the six months ended June 30, 1999. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. VERITAS does not expect gross margin on user license fees to increase.

     Cost of Service Revenue. Cost of service revenue increased 72% from $4.8 million for the three months ended June 30, 1998 to $8.3 million for the three months ended June 30, 1999, and increased 59% from $9.3 million for the six months ended June 30, 1998 to $14.8 million for the six months ended June 30, 1999. Gross margin on service revenue increased from 51% for the three months ended June 30, 1998 to 61% for the three months ended June 30, 1999, and increased from 49% for the six months ended June 30, 1998 to 61% for the six months ended June 30, 1999. The increases in absolute dollars were primarily due to personnel additions in customer support and training and consulting organizations, in anticipation of increased demand for such services. The improvement in gross margins in the three months and six months ended June 30, 1999 compared to the three months and six months ended June 30, 1998 was a result of increased productivity and higher service revenue growth due to a larger installed customer base paying support fees.

     Amortization of Developed Technology. Amortization of developed technology was $5.0 million for the three and six months ended June 30, 1999. The amount represents one month of amortization of the developed technology recorded upon acquisitions of NSMG and TeleBackup. The useful life of the developed technology acquired in the NSMG and TeleBackup acquisitions is four years and is expected to be approximately $15.0 million per quarter.

     Operating Expenses. The NSMG and the TeleBackup acquisitions have contributed to increases in all operating expense categories. However, due to the integration that has taken place to date, it is not possible to reasonably quantify the portion of the increase which is directly related to these acquisitions.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with VERITAS' sales and marketing efforts. Selling and marketing expenses increased 163% from $17.0 million for the three months ended June 30, 1998 to $44.6 million for the three months ended June 30, 1999, and increased 138% from $30.0 million for the six months ended June 30, 1998 to $71.4 million for the six months ended June 30, 1999. Selling and marketing expenses as a percentage of total net revenue increased from 35% for the three months ended June 30, 1998 to 39% for the three months ended June 30, 1999, and increased from 34% for the six months ended June 30, 1998 to 38% for the six months ended June 30, 1999. The increases were primarily the result of higher personnel and related costs associated with increased staffing resulting from new hires and the acquisitions. VERITAS intends to continue to expand its global sales and marketing infrastructure, and accordingly, VERITAS expects its selling and marketing expenses to increase in absolute dollars but not to change significantly as a percentage of revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 130% from $8.9 million for the three months ended June 30, 1998 to $20.6 million for the three months ended June 30, 1999, and increased 108% from $16.5 million for the six months ended June 30, 1998 to $34.4 million for the six months ended June 30, 1999. The increases were due primarily to increased staffing levels associated with new hires and the acquisitions. As a percentage of total net revenue, research and development expenses decreased from 19% for the three and six months ended June 30, 1998 to 18% for the three and six months ended June 30, 1999. VERITAS believes that a significant level of research and development investment is required to remain competitive, and expects such expenses will continue to increase in absolute dollars in future periods, although such expenses may decline slightly as a percentage of total net revenue to the extent revenue increases. Research and development expenses can be expected to fluctuate from time to time to the extent that VERITAS makes periodic incremental investments in research and development and VERITAS' level of revenue fluctuates.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 218% from $2.2 million for the three months ended June 30, 1998 to $7.1 million for the three months ended June 30, 1999, and increased 136% from $4.4 million for the six months ended June 30, 1998 to $10.4 for the six months ended June 30, 1999. General and administrative expenses as a percentage of revenue increased from 5% for the three and six months ended June 30, 1998 to 6% for the three and six months ended June 30, 1999. The increase in absolute dollars was primarily due to additional personnel costs, including additional personnel related to the acquisitions in the second quarter of 1999, an increase in the provision for the allowance for doubtful accounts and other expenses associated with VERITAS enhancing its infrastructure to support expansion of its operations. General and administrative expenses are expected to increase in absolute dollars, but not to change significantly as a percentage of revenue in the future, as VERITAS expands its operations.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $71.6 million for the three and six months ended June 30, 1999. This amount represents one month of amortization of goodwill, acquired distribution channels, trademarks and other intangible assets recorded upon acquisitions of NSMG and TeleBackup. The estimated useful life of the goodwill and other intangibles is four years and the amortization is expected to be approximately $214.7 million per quarter.

     In-process Research and Development. Upon the acquisitions of NSMG and TeleBackup in 1999, we recorded one-time charges to in-process research and development $103.1 million in the second quarter of 1999.

     Acquisition and Restructuring Costs. Upon the acquisition of NSMG, we recorded a one-time charge to acquisition and restructuring costs of $11.0 million, which included approximately $9.7 million in exit costs with respect to duplicative facilities which we plan to vacate and approximately $1.3 million in severance benefits.

     Acquisition and restructuring costs are summarized below:

                                                                               CASH
                                                                             PAYMENTS
                                                              PROVISION        FROM        ACCRUED
                                                             RECORDED AT    ACQUISITION     AS OF
                                                             ACQUISITION    TO JUNE 30,    JUNE 30,
                                                                DATE           1999          1999
                                                             -----------    -----------    --------
Cancellation of facility leases and other contracts......      $ 8,717         $  --       $ 8,717
Involuntary termination benefits.........................        1,335          (444)          891
Write off of redundant equipment and leasehold
  improvements...........................................          948            --           948
                                                               -------         -----       -------
                                                               $11,000         $(444)      $10,556
                                                               =======         =====       =======

     Of the remaining balance, $8.7 million relates to servicing operating lease payments or negotiated buyout of operating lease commitments on duplicative facilities, the lease terms of which will expire at various times through the year 2012. The remaining $1.8 million is expected to be utilized by December 1999. Non-cash restructuring charges of approximately $0.9 million relate to leasehold improvements and excess equipment.

     Interest and Other Income, Net. Interest and other income, net increased 10% from $2.9 million for the three months ended June 30, 1998 to $3.1 million for the three months ended June 30, 1999, and increased 11% from $5.6 million for the six months ended June 30, 1998 to $6.2 for the six months ended June 30, 1999. The increases were due primarily to increased amounts of interest income attributable to the higher level of funds available for investment. Foreign exchange transaction gains and losses which are included in other income, net, have not had a material effect on VERITAS' results of operations.

     Interest Expense. Interest expense remained consistent at $1.4 million for the three months ended June 30, 1998 and 1999, and remained consistent at $2.8 million for the six months ended June 30, 1998 and 1999. Interest expense consists primarily of interest accrued under the convertible subordinated notes issued by VERITAS in October 1997.

     Income Taxes. VERITAS had effective tax rates of (3%) and (9%) for the three and six months ended June 30, 1999, respectively, compared to tax provisions of 24% and 21% for the three and six months ended June 30, 1998. VERITAS' effective tax rate for the six months ended June 30, 1999 was negative and differed from the combined federal and state statutory rates primarily due to acquisition related charges that were non-deductible for tax purposes. VERITAS' 1998 effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carryforwards and other credit carryforwards, offset by the impact of state and foreign taxes.

     The realization of VERITAS' net deferred tax assets is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income are changed. Management intends to evaluate the realizability of the net deferred tax assets on a quarterly basis to assess the need for the valuation allowance.

     New Accounting Pronouncements. In March 1998, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. VERITAS has implemented SOP 98-1 for its fiscal year ending December 31, 1999 and the impact of SOP 98-1 on VERITAS' financial position, results of operations and cash flows has not been material.

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 Software Revenue Recognition to require recognition of revenue using the "residual method" when certain criteria are met. VERITAS will be required to implement these provisions of SOP 98-9 for its fiscal year ending December 31, 2000. SOP

98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4. VERITAS does not believe the impact of SOP 98-9 will be material to VERITAS' financial position, results of operations and cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. VERITAS will be required to implement SFAS No. 133 for its fiscal year ending December 31, 2001. VERITAS' foreign currency exchange rate hedging activities have been insignificant to date and VERITAS does not believe that the impact of SFAS No. 133 will be material to its financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     VERITAS' cash, cash equivalents and short-term investments totaled $236.1 million at June 30, 1999 and represented 5.8% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, market auction preferreds and other medium-term notes. At June 30, 1999, VERITAS had $100.0 million of long-term obligations and stockholders' equity was approximately $3.6 billion.

     Net cash provided by operating activities was $51.6 million in the six months ended June 30, 1999, and $23.2 million in the six months ended June 30, 1998. For the six months ended June 30, 1999, cash provided by operating activities resulted primarily from income after adjustments to exclude the non-cash charges including amortization of intangibles related to acquisition activities, an increase in deferred revenue. For the six months ended June 30, 1998, cash provided by operating activities resulted primarily from net income, increases in accounts payable, accrued liabilities and deferred revenue balances and reductions in prepaid expenses and accounts receivable.

     VERITAS' investing activities used cash of $86.8 million in the six months ended June 30, 1999 primarily due to the net increase in short-term and long-term investments of $64.4 million, capital expenditures of $23.7 million and acquisition-related costs of $1.3 million partially offset by cash acquired from NSMG and TeleBackup of $2.5 million. VERITAS' investing activities used cash of $20.5 million in the six months ended June 30, 1998 due primarily to the net increase in short-term investments of $9.2 million and capital expenditures of $10.0 million.

     Financing activities provided cash of $16.7 million in the six months ended June 30, 1999, and $6.9 million in the six months ended June 30, 1998 from the issuance of common stock under VERITAS' employee stock plans.

     In October 1997, VERITAS issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which VERITAS received net proceeds of $97.5 million. VERITAS and its a wholly-owned subsidiary VERITAS Operating Corporation are co-obligors on the 5.25% notes. The 5.25% notes provide for semi-annual interest payments of $2.6 million each May 1 and November 1. The 5.25% notes are convertible into shares of VERITAS' common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $21.50 per share, subject to adjustment in certain events. On or after November 5, 2002, the 5.25% notes will be redeemable over the period of time until maturity at the option of VERITAS at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method. The issuance of the 5.25% notes resulted in a ratio of long-term debt to total capitalization of approximately 3% at June 30, 1999.

     In August 1999, VERITAS and its wholly-owned subsidiary VERITAS Operating Corporation issued $405.0 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which VERITAS received net proceeds of approximately $291.0 million. The underwriters have exercised their option to purchase an additional $60.8 million aggregate principal amount at maturity of the 1.856% notes for which VERITAS expects to receive net proceeds of approximately $43.9 million. VERITAS and VERITAS Operating Corporation are co-obligors on the 1.856% notes. The 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of VERITAS common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $59.78 per share, subject to adjustment in certain events, equivalent to an initial conversion rate of 12.415 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over the period of time until maturity at the option of VERITAS at issuance price plus accrued original issue discount and any accrued interest. If a fundamental change, as defined in the Amended and Restated First Supplemental Indenture dated July 30, 1999 (see Exhibit 4.02), occurs prior to August 13, 2006, each holder has the right to require VERITAS to redeem all or part of the 1.856% notes at issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method. We expect to use the net proceeds from these 1.856% notes issuance for general corporate purposes, including working capital expenditures and possible acquisitions of companies or technology, although there are no current agreements or negotiations with respect to any material acquisitions. Pending these uses, we intend to invest the net proceeds in short-term interest-bearing, investment grade securities.

     Following the issuance of the 1.856% notes, we will have a ratio of long-term debt to total capitalization at June 30, 1999 of approximately 11%. As a result of this additional indebtedness, our principal and interest payment obligations will increase substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

     During the quarter ended June 30, 1999, VERITAS signed a lease for new corporate campus facilities in Mountain View, California (see Note 9 "Facilities lease commitment" to the Condensed Consolidated Financial Statements). The lease term for the first facilities is five years beginning in April 1999, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $72.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the $72.0 million if the sales price is less than this amount, subject to certain provisions of the lease. Lease payments on the first phase facilities will begin in the second quarter of 2001. The lease requires the Company to maintain specified financial covenants such as leverage ratio, quick ratio and earnings before interest, taxes, depreciation and amortization, all of which the Company was in compliance with as of June 30, 1999.

     VERITAS generally believes that its current cash, cash equivalents and short-term investment balances and cash flow from operations will be sufficient to meet VERITAS' working capital and capital expenditure requirements for at least the next 12 months. Thereafter, VERITAS may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to VERITAS.

YEAR 2000 COMPLIANCE

  Background of Year 2000 Issues

     We are aware of the issues associated with the programming code in existing computer systems as the millennium approaches. Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures, generation of erroneous data or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such Year 2000 requirements. The Year 2000 problem is pervasive and complex. Significant uncertainty exists in the software industry concerning the potential impact of Year 2000 problems. We are assessing the potential overall impact of the impending century change on our business, financial condition and results of operations.

  State of Readiness

     Based on our assessment to date, we believe the current versions of our software products and services are "Year 2000 ready" -- that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed and tested to be Year 2000 ready. Although our products have undergone, or will undergo, our normal quality testing procedures, there can, however, be no assurance that our products will contain all necessary date code changes. Furthermore, use of our products in connection with other products which are not Year 2000 ready, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, original equipment manufacturer derivative versions of older VERITAS products may not be Year 2000 ready. Any failure of our products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against us. However, success of our Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue, as we have formally notified all customers of the Year 2000 readiness of its products.

     Although we have not been a party to any litigation or arbitration proceeding to date that involves Year 2000 compliance issues with our products or services, there can be no assurance that we will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000 related damages, including consequential damages, could harm on our business.

     In addition, we believe that purchasing patterns of customers and potential customers may be affected by Year 2000 compliance issues as organizations expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funding available to such entities for other information technology purchases, such as those products and services offered by us. Furthermore, customers and potential customers may defer information technology purchases generally until early in the next millennium to avoid Year 2000 compliance problems. Any such deferral of purchases by our customers or potential customers could harm our business.

     Our business depends on numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by us to deliver products and services to our customers, including software supplied by third parties; communications networks such as the wide area network and local area networks upon which we depend to communicate product orders to our manufacturing and distribution operations and to develop products; the internal systems of VERITAS' customers and suppliers; software products sold to customers; the hardware and software systems used internally by our in the management of our business; and non-information technology systems and services used by us in the management of our business, such as power, telephone systems and building systems.

     We are in the process of conducting an extensive review of our products and services and of our internal business systems and infrastructure to identify potential Year 2000 problems and are implementing remedial action to address those problems. Based on our initial analysis of the systems potentially impacted by conducting business in the twenty-first century, we are applying a phased approach to making such systems, and accordingly, our operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 ready; and implementation of Year 2000 ready systems. The table below describes the status and timing of such phased activities.

                                                                                     TARGETED
           IMPACTED SYSTEMS                               STATUS                    COMPLETION
           ----------------                               ------                    ----------
Software products sold to customers       Software products tested and available    Completed
                                          for customers
Communication networks used to carry      Assessment inventory completed            Completed
  products and provide services
Hardware and software systems used to     Assessment inventory completed            Completed
  manage the Company's business
Hardware and software systems used to     Assessment completed                      Completed
  deliver products and services
Hardware and software systems used        Validation, testing and remediation in      Q3 1999
  products and provide services           process
  (including desktops)
Communication networks used to carry      Validation, testing and remediation in      Q3 1999
  products and provide services           process
Non-information technology systems and    Systems upgraded or replaced as             Q3 1999
  services                                appropriate, testing and
                                          implementation
Hardware and software systems used to     Validation, testing and remediation         Q4 1999
  manage the Company's business

     We will conduct extensive Year 2000 testing on all systems we consider critical. To date, we have not encountered any material problems in this regard with our computer systems or any other equipment that might be subject to such problems. In the event that any of our significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. This could cause system failures or generation of erroneous information and could cause significant disruption to business activities. We are reviewing what further actions are required to make all software systems used internally Year 2000 ready as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems.

  Costs to Address Year 2000 issues

     The total cost of our Year 2000 compliance activities has not been, and is not anticipated to be, material to our business, results of operations and financial condition. We estimate specific Year 2000 expenses to date to be not more than $0.5 million and do not expect total costs of the compliance activities to exceed $1.0 million. These costs and the timing in which we plan to complete our Year 2000 modification and testing processes are based on our estimates. However, there can be no assurance that we will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not harm our business.

  Contingency Plans

     We do not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of VERITAS to address any unforeseen Year 2000 issue could harm our business. Full contingency plans are scheduled for completion by September 1, 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, the following factors should be considered carefully in evaluating VERITAS and its business.

 We might fail to integrate the businesses of VERITAS, the Network & Storage Management Group and TeleBackup

     Product line integration will be difficult. We recently acquired both the NSMG business of Seagate Software, Inc. and TeleBackup, and must integrate these independent businesses with our own. If we fail to integrate these businesses, our business and our quarterly and annual results of operations may be adversely affected. One key issue will be the integration of our products with those of NSMG and TeleBackup. This product line integration will involve consolidating products with duplicative functionality, coordinating research and development activities, and converging the technologies supporting the various products. For example, VERITAS' NetBackup product and NSMG's Backup Exec product share many features and functions, and NSMG's Client Exec product is very similar to TeleBackup's TSInfoPro. Technology convergence will be particularly difficult because VERITAS' products and NSMG's products lack a common technology architecture. In particular, NSMG products were not designed for the degree of scalability that VERITAS' products were designed for, nor for use on a variety of operating systems.

     Further, we have no experience with product and technology integration on the scale that resulted from the NSMG and TeleBackup combinations.

     Other business integration issues, if not satisfactorily resolved, could have a material negative impact on our business. Other problems inherent in integrating VERITAS' business with the businesses of NSMG and TeleBackup include:

     - maintaining brand recognition for key products formerly associated with NSMG, such as Backup Exec, and TeleBackup, such as TSInfoPro, while migrating customer identification of these brands to VERITAS;

     - resolving channel conflicts that may arise between the original equipment manufacturer and direct sales distribution channels of VERITAS and the retail channels acquired in the NSMG combination;

     - coordinating, integrating and streamlining geographically dispersed operations, such as engineering facilities in California, Minnesota, Florida, North Carolina, Maryland, Colorado, Massachusetts, Washington, Canada and India; and

     - coping with customers' uncertainty about continued support for duplicative products.

     The integration will be expensive and is likely to interrupt our ordinary business activities. Any of these risks could harm our revenues and results of operations.

     Management and employee integration issues, if not satisfactorily resolved, could have a material negative impact on our business. Potential management and employee integration problems include:

     - resolving differences between the corporate cultures of VERITAS and the NSMG business and TeleBackup; and

     - integrating the management teams of all three companies successfully. For example, Terence Cunningham, our President and Chief Operating Officer, who joined VERITAS from NSMG, recently resigned.

  We will incur significant accounting charges in connection with the NSMG and TeleBackup combinations that will reduce our earnings immediately and in the future

     The significant costs of integration associated with the NSMG and TeleBackup combinations increase the risk that we will not realize the anticipated benefits. Because we accounted for the NSMG combination and the TeleBackup combination as purchases, we recorded non-cash charges of $103.1 million in our statements of operations in the three months ended June 30, 1999, related to the write-off of in-process research and development. We also recorded goodwill and other intangible assets of approximately $3.7 billion. This amount will be amortized over four years, and will result in charges to operations of approximately $229.7 million per quarter. We also recorded a restructuring charge in the three months ended June 30, 1999 of $11.0 million related primarily to costs for duplicative facilities of VERITAS Operating Corporation which we plan to vacate. These costs are in addition to the liability for the estimated costs to vacate duplicative facilities of the NSMG business.

  We have a significant amount of debt which we may be unable to service or repay

     In October 1997 we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004 and in August 1999 we issued $405.0 million aggregate principal amount at maturity, $465.8 million if an additional amount of $60.8 million related to the underwriters' over-allotment option that has been exercised is issued, of 1.856% convertible subordinated notes due 2006. The annual interest payments on our outstanding notes are $5.3 million and $8.6 million respectively, which we expect to fund from cash flow from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. For example, the notes could be declared immediately due and payable if we do not make timely payments. While our cash flow has been sufficient to fund interest payments to date, if we cannot meet our debt obligations from the cash generated by our business, we may not be able to develop and sell new products, respond to changing business or economic conditions adequately, make acquisitions or otherwise fund our business.

  Our operating results may fluctuate significantly as a result of factors outside our control, which could cause the market price of our notes and of our stock to decline

     Fluctuations in our operating results are likely to affect the market price of our common stock and subordinated notes in a manner that may be unrelated to our long-term operating performance. The more likely it is that market prices of our securities will fluctuate, the riskier is your decision to buy, sell or hold our securities. In addition, the number of factors that could affect our operating results makes an investment in our securities riskier than many other investments. Our revenues in any quarter will depend substantially on orders we receive and ship in that quarter. In addition, we typically receive a significant portion of orders in any quarter during the last two weeks of the quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenues than we expect, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter. The operating results of VERITAS, and of the NSMG and TeleBackup businesses we recently acquired, have fluctuated in the past, and our operating results are likely to fluctuate significantly in the future. Factors that could affect our operating results include:

     - the timing and magnitude of sales through original equipment manufacturers;

     - the unpredictability of the timing and level of sales to large distributors in the retail channel and our direct sales force, which tend to generate sales later in our quarters than original equipment manufacturer sales;

     - the timing and magnitude of large orders;

     - the timing and amount of our marketing, sales and product development expenses; -- the cost and time required to develop new software products;

     - the introduction, timing and market acceptance of new products;

     - our ability to deliver products that are Year 2000 compliant;

     - the timing of revenue recognition for sales of software products and services;

     - changes in data storage and networking technology or introduction of new operating system upgrades by original equipment manufacturers, which could require us to modify our products or develop new products;

     - the relative growth rates of the Windows NT and UNIX markets;

     - the rate of adoption of Microsoft's release of the next version of Windows NT, or Windows 2000, by users; -- pricing policies and distribution terms; and

     - the timing and magnitude of acquisitions.

  We depend on large orders with lengthy sales cycles for a significant portion of our revenues

     Our revenues for a quarter could fluctuate significantly based on whether a large order is closed near the end of a quarter or delayed. Customer orders can range in value from a few thousand to a few million dollars. The length of time between initial contact with a potential customer and sale of a product, or our sales cycle, outside the retail channel is typically complex and lengthy, so it can last from three to nine months. These direct sales also represent our largest orders. Therefore, our revenues for a period are likely to be affected by the timing of larger orders, which makes those revenues difficult to predict. The cycle factors that could delay or defer an order, include:

     - time needed for technical evaluations of our software by customers;

     - customer budget restrictions;

     - customer internal review and testing procedures; and

     - engineering work needed to integrate our software with the customers' systems.

  We face many new difficulties managing a larger company

     The NSMG and TeleBackup combinations have created new challenges for our management. If we fail to meet those challenges, our business and quarterly and annual results of operations may be harmed and the value of your investment may decline. VERITAS grew rapidly before the NSMG and TeleBackup combinations. After these combinations, our workforce is approximately twice the size of VERITAS' workforce prior to the acquisitions, and we still need to hire additional sales, engineering, service and administrative personnel. This growth is likely to strain our management control systems and resources, including decision support, accounting, management information systems and facilities. We must continue to improve our financial and management controls and our reporting systems and procedures to manage our employees and to obtain additional facilities.

  We may be unable to hire and retain needed sales and engineering personnel

     Our personnel needs are more acute than those facing most companies. As a result of the NSMG and TeleBackup combinations, we must hire many additional sales, engineering, service and administrative personnel. If we are unable to hire and retain these employees, our business and quarterly and annual results of operations will be adversely affected. Competition for people with the skills we require is intense. Additions of new personnel and departures of existing personnel may disrupt our business and may result in the departure of other employees. We also depend on the continued service of our key personnel. Even though we have entered into employment agreements with key management personnel, these agreements cannot prevent their departure. For example, Terence Cunningham, our President and Chief Operating Officer, who joined VERITAS from NSMG, resigned effective August 30, 1999. We do not have key person life insurance covering any of our personnel, nor do we currently intend to obtain any of this insurance.

  We distribute our products through multiple distribution channels, each of which is subject to risks

     Historically, VERITAS sold products through original equipment manufacturers and through direct sales. As a result of the NSMG and TeleBackup combinations, however, we also have a retail distribution channel as well. If we fail to manage our distribution channels successfully, our business and quarterly and annual results of operations may be materially and adversely affected.

  Retail distribution. Certain software products of the former NSMG business are sold primarily in the retail channel. Our management faces different challenges than it faces in selling most of our other products. For example:

     - the VERITAS brand does not have the same level of recognition in the retail channel;

     - retail distribution typically involves shorter product life cycles; and

     - the retail channel has higher risks of product returns, higher marketing expenses and less predictable market demand.

     Moreover, our retail distributors have no obligation to continue selling the products previously sold by NSMG and TeleBackup and may terminate our relationship at any time.

  Direct sales. We also depend on our direct sales force to sell our products. This involves a number of risks, including:

     - longer sales cycles for direct sales;

     - our need to hire, train, retain and motivate our sales force; and

     - the length of time it takes our new sales representatives to become productive.

  Original equipment manufacturers. A portion of our revenue is expected to come from original equipment manufacturers that incorporate our storage management software into systems they sell. We have no control over the shipping dates or volumes of systems the original equipment manufacturers ship and they have no obligation to ship systems incorporating our software. They also have no obligation to recommend or offer our software products exclusively or at all. They have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own storage management products internally and incorporate those products into their systems in lieu of our products. Finally, the original equipment manufacturers that we do business with compete with one another. To the extent that one of our of original equipment manufacturer customers views the products we have developed for another original equipment manufacturer as competing with its products, it may decide to stop doing business with us, which could harm our business.

  Development agreements for original equipment manufacturers. We have important original equipment manufacturer agreements with Hewlett-Packard, Sun Microsystems, Microsoft, Dell, Seagate Technology and Compaq Computer. Under these agreements we develop "lite" versions of our products to be included in these original equipment manufacturers' systems software and products. Developing products for these original equipment manufacturers causes us to divert significant resources from other activities which are also important to our business. If these "lite" versions do not result in substantial revenues, our revenue could be adversely affected.

  Our distribution channels could conflict with one another

     We have many different distribution channels. If we cannot use these distribution channels efficiently, our business and quarterly and annual results of operations may be materially and adversely affected. Our original equipment manufacturers, resellers and direct sales force might target similar sales opportunities, which could lead to inefficient allocation of sales resources. We may also try to sell full versions of the products to customers of the original equipment manufacturers for whom we have developed "lite" versions of our products. This would result in us marketing similar products to end-users. These overlapping sales efforts could also adversely affect our relationships with our original equipment manufacturers and other sales channels and result in them being less willing to market our products aggressively. If our indirect sales decline, we would need to accelerate our investments in alternative distribution channels. We may not be able to do this in a timely manner, or at all.

  Our development agreements with Microsoft could cause us to lose customers

     We have important agreements with Microsoft under which we develop software for its Windows operating system. However, if we do not develop these products in time for the release of Microsoft's Windows NT 5.0, or Windows 2000, operating system, Microsoft will not include our products in this operating system. Even if we do develop these products on time, Microsoft is not obligated under the agreements to include them in this operating system. If for any reason our software is not included in Windows 2000 we will lose our expected opportunity to market additional products to the Windows NT installed customer base, as well as suffer negative publicity. In addition, we would lose the investment we have made in developing products for inclusion in Windows 2000.

  Risks of delay of release of Windows 2000.

     Microsoft is not required to release Windows 2000 on any particular date. If the release of this operating system is delayed it will be more difficult for us to market and sell our products to Windows NT users.

  Microsoft could develop competing products.

     Microsoft can also develop enhancements to and derivative products from our software products that are embedded in Windows NT products. If Microsoft develops any enhancements or derivative products, or enhances its own base products with equivalent functionality, Microsoft could choose to compete with us.

  Sales of a small number of product lines make up a substantial portion of our revenue

     For the foreseeable future, we expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change or other factors, our revenue would decrease and our business and quarterly and annual results of operations would be substantially harmed. In the year ended December 31, 1998, VERITAS derived 87.6% of its license revenue from storage management products, and the NSMG business derived 87.9% of its revenue from its Backup Exec product. In the three months ended March 31, 1999, VERITAS derived 75.5% of its license revenue from storage management products and the NSMG business derived 90.2% from its Backup Exec product. Also, VERITAS' NetBackup product and NSMG's Backup Exec product perform some overlapping functions. Customers may select one product over the other, resulting in reduced revenue for the product not selected. Therefore, we may not receive the same aggregate level of revenue from these products as we have received in the past.

  Our products have relatively short life cycles

     Our software products have a limited life cycle and it is difficult to estimate when they will become obsolete. This makes it difficult for us to forecast revenue and makes your investment more risky. If we do not develop and introduce new products before our existing products have completed their lifecycles, we will not be able to sustain our level of sales. In addition, to succeed, many customers must adopt our new products early in each product's lifecycle. Therefore, if we do not attract sufficient customers early in a product's life, we may not realize the amount of revenue we anticipated for the product. We cannot be sure that we will continue to be successful in marketing our key products.

  We derive significant revenues from only a few customers

     Sales to a small number of customers generate a disproportionate amount of our revenue. For example, in the year ended December 31, 1998, VERITAS derived 12% of its revenue from sales to Sun Microsystems and the former NSMG business derived 28% of its revenue from sales to Ingram Micro Inc. In the three months ended March 31, 1999 VERITAS derived 12% of its revenue from sales to Sun Microsystems and the NSMG business derived 24% of its revenue from sales to Ingram Micro Inc. If Sun Microsystems or Ingram Micro, or any other significant customer, were to reduce its purchases from us, our revenues and therefore our business would be harmed unless we were to increase sales to other customers substantially. We do not have a contract with Sun Microsystems, Ingram Micro or any other customer that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

  We face uncertainties porting products to new operating systems and developing new products

     Some of our products operate primarily on the UNIX computer operating system. We are currently redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. TeleBackup's products operate on the Sun Solaris version of UNIX, the Windows and Windows NT operating systems. We intend to port the TeleBackup products to other UNIX operating systems and subsequent releases of Windows NT. We may not be able to accomplish any of this work quickly or cost-effectively. These activities require substantial capital investment, substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. Our porting and development work for the Windows NT market has required us to hire additional personnel with Windows NT expertise and to devote engineering resources to these projects. We must obtain from operating system owners a source code license to certain portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we would not be able to expand our product line easily into other areas. For example, we rely on a source code license from Microsoft with respect to our Windows NT development projects. Microsoft is under no obligation to renew the source code license, which is subject to annual renewal.

  The market for TSInfoPro is unproven

     TeleBackup's primary product, TSInfoPro, which is designed to back up data for remote personal computer users, represents new technology that has no proven market. A market may not develop for this product or similarly unproven products in the future. This could harm our business because our investment in TeleBackup, and any additional development and marketing costs, would be lost, and any expected revenue opportunities would not materialize.

  We face intense competition on several fronts

     We face a variety of tough competitors, principal among which are:

     - internal development groups within original equipment manufacturers that provide storage management functions to support their systems;

     - other software vendors and hardware companies that offer products with some of our products' features, such as controller and disk subsystem manufacturers;

     - hardware and software vendors that offer storage application products;

     - hardware and software vendors that offer high availability and clustering products; and

     - software vendors focused on remote backup technologies and electronic data vaulting services.

     Many of our competitors have substantially greater financial and technical resources than we do and may attempt to increase their presence in the storage management market by acquiring or forming strategic alliances with other competitors or business partners.

  Potential Year 2000 risks may adversely affect our business

     We are in the process of conducting an extensive review of our products and services and of our internal business systems and infrastructure to identify potential Year 2000 problems and are implementing remedial action to address those problems. While we do not expect to encounter any problems that would be material to our business or to incur significant costs in fixing Year 2000 problems, if we do not identify and remedy these problems in a timely and efficient manner, we could experience substantial disruptions to our operations. Failure to achieve Year 2000 readiness of our systems or products could lead to loss of existing and potential customers and subsequent costly litigation claims against us. Factors outside our control, such as loss of water and power, telecommunications systems, banking systems and transportation systems, could also cause substantial business disruption. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance" for detailed information on our Year 2000 readiness.

  Expanding our international sales depends on economic stability in regions that recently have been unstable

     An investment in our securities is riskier than an investment in many other companies because we plan to expand in overseas markets such as Asia, Russia and Latin America that have experienced significant economic turmoil in recent years. Continued turmoil could adversely affect our plans to increase sales in these regions. Economic recession could also affect our ability to maintain or increase sales in these or other regions in the future. Our concern is that recession in these markets could lead to:

     - restrictions on government spending imposed by the International Monetary Fund;

     - customers' reduced access to working capital to fund software purchases; and

     - reduced bank lending or other sources of financing for customers and potential customers.

     Any of these factors could cause foreign customers to substantially reduce their purchase of our products.

  Our foreign-based operations and sales create special problems that could hurt our results

     An investment in our securities is riskier than an investment in most businesses because we have significant offshore operations, including development facilities, sales personnel and customer support operations. For example, as of July 15, 1999, we had approximately 141 engineers located in Pune, India, performing product development work. These offshore operations are subject to certain inherent risks, including:

     - potential loss of developed technology through piracy, misappropriation, or more lax laws regarding intellectual property protection;

     - imposition of governmental controls, including trade restrictions;

     - fluctuations in currency exchange rates and economic instability;

     - longer payment cycles for sales in foreign countries;

     - difficulties in staffing and managing the offshore operations;

     - seasonal reductions in business activity in the summer months in Europe and other countries; and

     - political unrest, particularly in areas in which we have facilities.

     In addition, our international sales are denominated in local currency, creating risk of foreign currency translation gains and losses that could harm our financial results. If we generate profits or losses in foreign countries, our effective income tax rate could also be harmed. The currency instability in Asia and other financial markets may make our products more expensive than products sold by other vendors that are priced in one of the affected currencies. Therefore, customers in these markets may choose not to purchase our products.

  Our growth strategy is riskier than others because it is based upon acquisitions of other businesses

     An investment in our securities is riskier than investments in other companies because we plan to continue to pursue our strategy of growth through acquisition. We have grown aggressively through acquisitions in the past and expect to pursue acquisitions in the future.

     Acquisitions involve a number of special risks and challenges, including:

     - diversion of management attention, particularly in the case of multiple concurrent acquisitions;

     - integration of the acquired company's operations and employees with an existing business;

     - incorporation of technology into existing product lines;

     - loss of key employees; and

     - presentation of a unified corporate image.

     In the past, we have lost certain employees of acquired companies whom we desired to retain. In some cases, the integration of the operations of acquired companies took longer than initially anticipated. In addition, if the employees of target companies remain geographically dispersed from our existing staff, we may not realize some or all of the anticipated economies of scale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RATE SENSITIVITY

     VERITAS does not use derivative financial instruments for speculative purposes. VERITAS may engage in exchange rate hedging from time to time but such activity has been insignificant to date and VERITAS does not hold or issue foreign exchange contracts for trading purposes. VERITAS' international sales are generated primarily through its international sales subsidiaries. Most international revenue outside the United States and Canada is collectible in foreign currencies. Since much of our international operating expenses are also incurred in local currencies, the impact of exchange rates on net income or loss is relatively less than the impact on revenues. Although VERITAS' operating and pricing strategies take into account changes in exchange rates over time, VERITAS' operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. VERITAS' international subsidiaries purchase licenses from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on each company's books at the historical local currency that existed at the time of the transaction. Such receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to U.S. Dollars at the then current rate or "marked to market." The marked to market process may give rise to currency gains and losses. Such gains or losses are recognized on VERITAS' statement of operations as a component of other income, net. To date, any such gains or losses have not been material. VERITAS does not believe its total exposure to be significant.

INTEREST RATE SENSITIVITY

     VERITAS' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. The primary objective of VERITAS' investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. VERITAS' portfolio includes money markets funds, commercial paper, market auction preferreds, government agency notes and medium-term notes. The diversity of the portfolio helps VERITAS to achieve its investment objective. As of June 30, 1999, approximately 96% of VERITAS' entire portfolio will mature in one year or less and approximately 34% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $100.0 million consists of 5.25% Convertible Subordinated Notes (the Notes) due 2004. The interest rate on these notes is fixed and the Notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1. The Notes are convertible into VERITAS' common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of VERITAS' cash equivalents, investments and debt that may be subject to interest rate risk and the average and fixed interest rates as of June 30, 1999 by year of maturity:

                                                               2000 AND                 FAIR VALUE
                                                    1999      THEREAFTER     TOTAL        TOTAL
                                                  --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Cash equivalents and short-term investments.....  $200,482           --     $200,482     $200,482
Average interest rate...........................      5.04%          --         5.04%        5.04%
Long-term investments...........................  $     --     $ 52,234     $ 52,234     $ 52,234
Average interest rate...........................        --         5.20%        5.20%        5.20%
Long-term debt..................................        --     $100,000     $100,000     $220,786
Fixed interest rate.............................        --         5.25%        5.25%        5.25%

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders held by VERITAS on May 27,1999, the following proposals were approved:

                                                  AFFIRMATIVE    NEGATIVE                    BROKER
                                                     VOTES        VOTES      ABSTENTIONS    NON-VOTES
                                                  -----------   ----------   -----------    ---------
1. Approval to merge VERITAS with the Network &
   Storage Management Group Business (NSMG) of
   Seagate Software, Inc. and to issue stock
   options to the employees of NSMG business who
   exchange their Seagate Software options in
   the combination.                               36,442,776       552,666     39,357       4,895,723
2. Amendment to the VERITAS certificate of
   incorporation to create a new class of stock
   called Special Voting Stock and to authorize
   one share of Special Voting Stock.             36,852,090       140,158     41,778       4,896,496
3. Amendment to the VERITAS certificate of
   incorporation to increase the number of
   authorized shares of common stock from
   75,000,000 to 500,000,000.                     27,945,257    13,947,012     38,253              --
4. Amendment to the 1993 Employee Stock Purchase
   Plan to increase the number of shares
   reserved for the issuance thereunder from
   2,250,000 to 4,000,000, provide for the
   automatic annual increase in the number of
   shares reserved for issuance thereunder in an
   amount equal to 1% of the aggregate VERITAS
   common stock outstanding and add an
   additional offering period if the NSMG
   combination is consummated before August 16,
   1999.                                          36,388,432       570,621     74,973       4,896,496
5. Amendment to the 1993 Equity Incentive Plan
   to increase the number of shares reserved for
   issuance from 9,225,000 to 16,000,000.         20,125,945    16,810,451     97,630       4,896,496
6. Amendment to the 1993 Equity Incentive Plan
   to provide for the automatic increase in the
   number of shares reserved for issuance
   thereunder in an amount equal to 4.5% of the
   aggregate VERITAS common stock outstanding.    18,785,480    18,163,331     85,215       4,896,496

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)EXHIBITS
    The following exhibits are filed herewith or incorporated by reference herein:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
         4.01  Rights Agreement dated June 16, 1999 between the Company and
               Chase Mellon Shareholder Services, L.L.C., as Rights Agent,
               which includes as Exhibit A the form of Certificate of
               Designations of Series A Junior Participating Preferred
               Stock, as Exhibit B the Form of Rights Certificate and as
               Exhibit C the Summary of Rights to Purchase Preferred Shares
               (incorporated by reference to Exhibit 4.1 of the Company's
               Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 24, 1999).
         4.02  Amended and Restated First Supplemental Indenture dated July
               30, 1999 by and among VERITAS, VERITAS Operating Corporation and State Street Bank and Trust Company of California, N.A.
               (Incorporated by reference to Exhibit 4.04 of Registrant's
               Registration Statement on Form S-1 (SEC File No. 333-83777),
               as amended, filed with the SEC on July 27, 1999 (the "July
               1999 Form S-1)).
        10.17  Participation Agreement dated April 23, 1999 by and between
               VERITAS Operating Corporation, First Security Bank, National
               Association as "Owner Trustee", various banks and other
               lending institutions which are parties thereto from time to time as "Holders", various banks and other lending
               institutions which are parties thereto from time to time as
               "Lenders", NationsBank, N.A. as "Agent" for the Lenders and
               the Holders, and various parties thereto from time to time as "Guarantors" (incorporated by reference to Exhibit 10.17 of the July 1999 Form S-1).
        10.18  Grant Deed dated April 23, 1999 recording grant of real property to First Security Bank, National Association as
               "Owner Trustee" by Fairchild Semiconductor Corporation of
               California (incorporated by reference to Exhibit 10.20 in
               the July 1999 Form S-1).
        10.19  Grant Deed dated April 23, 1999 recording grant of real property to First Security Bank, National Association as
               "Owner Trustee" by Fairchild Semiconductor Corporation of
               California (incorporated by reference to Exhibit 10.20 in
               the July 1999 Form S-1).
        10.20  Memorandum of Lease Agreement and Lease Supplement No. 2 and
               Deed of Trust dated April 23, 1999 among VERITAS Operating
               Corporation, First Security Bank, National Association and
               Chicago Title Company (incorporated by reference to Exhibit
               10.22 in the July 1999 Form S-1).
        10.21  Collateral Assignment of Sublease dated April 23, 1999 made by VERITAS Operating Corporation to First Security Bank,
               National Association (incorporated by reference to Exhibit
               10.23 in the July 1999 Form S-1).
        10.22  Sublease Agreement dated April 23, 1999 by and between
               VERITAS Operating Corporation and Fairchild Semiconductor
               Corporation of California (incorporated by reference to
               Exhibit 10.24 in the July 1999 Form S-1).
        10.23  Certificate re: Representations and Warranties dated April
               20, 1999 by Fairchild Semiconductor Corporation of
               California and addressed to VERITAS Operating Corporation
               (incorporated by reference to Exhibit 10.25 in the July 1999
               Form S-1).
        10.24  Security Agreement dated April 23, 1999 between First
               Security Bank, National Bank as "Owner Trustee" and
               NationsBank, N.A. as Agent for the "Lenders" and the
               "Holders" (incorporated by reference to Exhibit 10.26 in the
               July 1999 Form S-1).
        10.25  Form of Agreement of Purchase and Sale by and between
               Fairchild Semiconductor Corporation of California and
               VERITAS Operating Corporation (incorporated by reference to
               Exhibit 10.27 in the July 1999 Form S-1).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
        10.26  First Amendment dated April 14, 1999 and Agreement of
               Purchase and Sale dated March 29, 1999 by and between
               Fairchild Semiconductor Corporation of California and
               VERITAS Operating Corporation (incorporated by reference to
               Exhibit 10.28 in the July 1999 Form S-1).
        10.27  Agency Agreement between VERITAS Operating Corporation and
               First Security Bank, National Association as "Owner Trustee"
               (incorporated by reference to Exhibit 10.29 in the July 1999
               Form S-1).
        10.28  Master Lease Agreement dated April 23, 1999 between First
               Security Bank, National Association and VERITAS Operating
               Corporation (incorporated by reference to Exhibit 10.30 in the July 1999 Form S-1).
        27.1   Financial Data Schedule (EDGAR only).

(b) REPORTS ON FORM 8-K

DATE OF REPORT    ITEM                            DESCRIPTION
--------------    ----                            -----------
April 27, 1999    5, 7    The Company reported the press release of pro forma
                          unaudited quarterly statements of operations for Seagate
                          Software NSMG and included the press release as an exhibit.
May 20, 1999         5    The Company announced that Seagate Software, Inc. filed a
                          Current Report on Form 8-K to provide supplemental quarterly financial data for Seagate Software NSMG and the Company
                          included the financial data reported.
May 28, 1999      2, 7    The Company announced the acquisitions of Seagate Software
                          NSMG and TeleBackup Systems Inc., and filed as exhibits: the
                          Registrations Rights Agreement with Seagate Software, Inc.;
                          the Stockholder Agreement with VERITAS Holding Corp.,
                          Seagate Technology, Inc. and Seagate Software, Inc.; the
                          Escrow Agreement with VERITAS Operating Corp., TeleBackup
                          Systems Inc., Dr. Byron G. Osing and Chase Manhattan Bank
                          and Trust Company; and the Voting, Support and Exchange
                          Trust Agreement with VERITAS Holding Corp., TeleBackup
                          Exchangeco. Inc. and Montreal Trust Company of Canada.
June 15, 1999        5    Adoption of Stockholder Rights Plan.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1999.

                                          VERITAS SOFTWARE CORPORATION

                                                /s/ KENNETH E. LONCHAR

                                          --------------------------------------
                                                    Kenneth E. Lonchar
                                              Senior Vice President, Finance
                                           (Principal Financial and Accounting
                                                         Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule (EDGAR only)