Form 10-Q
period 1999-09-30
VERITAS SOFTWARE CORP /DE/
filed 1999-11-12
CIK 1084408

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding as of October 31, 1999 was 172,783,191 shares.(1)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(1) The number of shares of common stock outstanding does not reflect the three-for-two stock split announced by the board of directors of the registrant on October 14, 1999 and to be paid as a stock dividend on November 19, 1999 to stockholders on record on November 2, 1999.

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of September 30,
          1999 and December 31, 1998..................................    3
          Condensed Consolidated Statements of Operations for the
          Three Months and Nine Months Ended September 30, 1999 and
          1998........................................................    4
          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1999 and 1998....................    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   33

                         PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...................   35
Item 4.   Submission of Matters to a Vote of Security Holders.........   35
Item 6.   Exhibits and Reports on Form 8-K............................   36
Signature.............................................................   37

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
Cash and cash equivalents...................................   $  208,091        $139,086
  Short-term investments....................................      435,300          72,040
  Accounts receivable, net of allowance for doubtful
     accounts of $5,037 at September 30, 1999 and $2,572 at
     December 31, 1998......................................       73,030          52,697
  Deferred income taxes.....................................       18,362           4,272
  Other current assets......................................       16,523           9,237
                                                               ----------        --------
          Total current assets..............................      751,306         277,332
Long-term investments.......................................       65,036          31,925
Property and equipment, net.................................       60,681          26,518
Goodwill and other intangibles, net.........................    3,458,512           4,005
Deferred income taxes.......................................           --           7,928
Other assets................................................        1,625           1,409
                                                               ----------        --------
          Total assets......................................   $4,337,160        $349,117
                                                               ==========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   12,231        $  4,958
  Accrued compensation and benefits.........................       36,780          11,267
  Accrued acquisition and restructuring costs...............       25,213             478
  Other accrued liabilities.................................       43,769          10,718
  Income taxes payable......................................        4,265          13,424
  Customer advances.........................................        9,946              --
  Deferred revenue..........................................       67,619          37,645
                                                               ----------        --------
          Total current liabilities.........................      199,823          78,490
Convertible subordinated notes..............................      447,531         100,000
Deferred income taxes.......................................      171,230              --
Other non-current liabilities...............................          657             773
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................    3,880,890         199,858
  Accumulated deficit.......................................     (361,738)        (29,416)
  Deferred compensation.....................................           (8)            (32)
  Accumulated other comprehensive income (loss).............       (1,225)           (556)
                                                               ----------        --------
          Total stockholders' equity........................    3,517,919         169,854
                                                               ----------        --------
          Total liabilities and stockholders' equity........   $4,337,160        $349,117
                                                               ==========        ========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                ---------    --------    ---------    --------
Net revenue:
User license fees.............................  $ 157,643    $ 45,807    $ 306,725    $114,833
  Services....................................     25,758      10,738       63,228      28,907
                                                ---------    --------    ---------    --------
          Total net revenue...................    183,401      56,545      369,953     143,740
Cost of revenue:
  User license fees...........................      5,891       2,516       10,673       7,612
  Services....................................     10,787       5,327       25,568      14,619
  Amortization of developed technology........     15,258          --       20,264          --
                                                ---------    --------    ---------    --------
          Total cost of revenue...............     31,936       7,843       56,505      22,231
                                                ---------    --------    ---------    --------
Gross profit..................................    151,465      48,702      313,448     121,509
Operating expenses:
  Selling and marketing.......................     67,895      20,406      139,290      50,415
  Research and development....................     28,924      10,859       63,290      27,356
  General and administrative..................     11,020       2,663       21,431       7,075
  Amortization of goodwill and other
     intangibles..............................    219,626          --      291,183          --
  In-process research and development.........      1,100          --      104,200       2,250
  Acquisition and restructuring costs.........         --          --       11,000          --
                                                ---------    --------    ---------    --------
          Total operating expenses............    328,565      33,928      630,394      87,096
                                                ---------    --------    ---------    --------
Income (loss) from operations.................   (177,100)     14,774     (316,946)     34,413
Interest and other income, net................      7,266       3,001       13,445       8,552
Interest expense..............................     (5,301)     (1,420)      (8,143)     (4,268)
                                                ---------    --------    ---------    --------
Income (loss) before income taxes.............   (175,135)     16,355     (311,644)     38,697
Provision for income taxes....................      8,441       3,762       20,678       8,508
                                                ---------    --------    ---------    --------
Net income (loss).............................  $(183,576)   $ 12,593    $(332,322)   $ 30,189
                                                =========    ========    =========    ========
Net income (loss) per share -- basic..........  $   (0.72)   $   0.09    $   (1.71)   $   0.21
                                                =========    ========    =========    ========
Net income (loss) per share -- diluted........  $   (0.72)   $   0.08    $   (1.71)   $   0.20
                                                =========    ========    =========    ========
Number of shares used in computing per share
  amounts -- basic............................    256,564     141,686      194,743     140,542
                                                =========    ========    =========    ========
Number of shares used in computing per share
  amounts -- diluted..........................    256,564     156,978      194,743     154,649
                                                =========    ========    =========    ========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------   ---------
Cash flows from operating activities:
Net income (loss)...........................................  $ (332,322)  $  30,189
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................      16,474       4,634
     Amortization of goodwill and other intangibles.........     291,183          --
     Amortization of developed technology...................      20,264          --
     In-process research and development....................     104,200       2,250
     Restructuring costs....................................         948          --
     Amortization of original issue discount on convertible
      notes.................................................       1,889          --
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (18,024)    (10,992)
       Other receivable.....................................      22,935          --
       Deferred income taxes and other assets...............      (5,343)     (3,386)
       Accounts payable.....................................       1,391       1,866
       Accrued compensation and benefits....................      18,759       1,758
       Accrued acquisition and restructuring costs..........     (14,263)         --
       Other accrued liabilities............................       7,672       4,041
       Income taxes payable and deferred income taxes.......     (29,467)      3,431
       Customer advances and deferred revenue...............      22,581      12,842
                                                              ----------   ---------
Net cash provided by operating activities...................     108,877      46,633
Cash flows from investing activities:
  Purchases of investments..................................    (582,991)   (245,729)
  Investment maturities.....................................     186,622     205,634
  Purchases of property and equipment.......................     (36,267)    (15,440)
  Cash acquired from Seagate Software.......................       1,044          --
  Cash acquired from TeleBackup.............................       1,493          --
  Purchase of NuView, Inc...................................      (6,400)         --
  Purchase of Frontier Software Development Pvt. Ltd........      (1,325)         --
  Purchase of Windward Technologies, Inc....................          --      (1,250)
                                                              ----------   ---------
Net cash used for investing activities......................    (437,824)    (56,785)
Cash flows from financing activities:
  Net proceeds from issuance of convertible subordinated
     notes..................................................     334,137          --
  Proceeds from issuance of common stock....................      64,484      11,226
                                                              ----------   ---------
Net cash provided by financing activities...................     398,621      11,226
Effect of exchange rate changes.............................        (669)        (14)
                                                              ----------   ---------
Net increase in cash and cash equivalents...................      69,005       1,060
Cash and cash equivalents at beginning of period............     139,086      75,629
                                                              ----------   ---------
Cash and cash equivalents at end of period..................  $  208,091   $  76,689
                                                              ==========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $    2,625   $   2,917
  Cash paid for income taxes................................  $   15,223   $   4,441
Supplemental schedule of noncash investing and financing
  transactions:
  Issuance of common stock for business acquisitions........  $3,604,071   $      --

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

 2. STOCK SPLITS

     On June 7, 1999, the Company announced a two-for-one stock split in the form of a stock dividend paid on July 8, 1999 to stockholders on record on June 18, 1999. On October 14, 1999, the Company announced a three-for-two split in the form of a stock dividend that will be paid on November 19, 1999 to stockholders on record on November 2, 1999. All share and per share data applicable to prior periods have been restated to give retroactive effect to the two stock splits.

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

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

     The following table sets forth the computation of basic and diluted net income and net loss per share (in thousands, except per share data):

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                ---------    --------    ---------    --------
Numerator:
Net income (loss).............................  $(183,576)   $ 12,593    $(332,322)   $ 30,189
                                                =========    ========    =========    ========
Denominator:
  Denominator for basic net income (loss) per
     share -- weighted-average shares.........    256,564     141,686      194,743     140,542
  Common stock equivalents....................         --      15,292           --      14,107
                                                ---------    --------    ---------    --------
  Denominator for diluted net income (loss)
     per share................................    256,564     156,978      194,743     154,649
                                                =========    ========    =========    ========
Basic net income (loss) per share.............  $   (0.72)   $   0.09    $   (1.71)   $   0.21
                                                =========    ========    =========    ========
Diluted net income (loss) per share...........  $   (0.72)   $   0.08    $   (1.71)   $   0.20
                                                =========    ========    =========    ========

     Common stock equivalents included in the denominator for purposes of computing diluted net income (loss) per share do not include 6,976,743 shares issuable upon conversion of the 5.25% convertible subordinated notes and 8,673,429 shares issuable upon conversion of the 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented. Common stock equivalents included in the denominator for purposes of computing diluted net loss per share do not include 24,791,252 potential common shares for the three months ended September 30, 1999 and 23,989,287 potential common shares for the nine months ended September 30, 1999, all related to employee stock options, as their effect would be anti-dilutive.

 5. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following are the components of comprehensive income (loss) (in thousands):

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  ---------    -------    ---------    -------
Net income (loss)...............................  $(183,576)   $12,593    $(332,322)   $30,189
Foreign currency translation adjustments........       (108)       190         (669)        41
                                                  ---------    -------    ---------    -------
Comprehensive income (loss).....................  $(183,684)   $12,783    $(332,991)   $30,230
                                                  =========    =======    =========    =======

 6. BUSINESS COMBINATIONS

     On May 28, 1999, VERITAS acquired the Network & Storage Management Group business of Seagate Software, Inc., which the Company refers to as "NSMG." On June 1, 1999 VERITAS acquired TeleBackup Systems, Inc., which the Company refers to as "TeleBackup." On August 10, 1999, VERITAS acquired certain assets of NuView, Inc., which the Company refers to as "NuView."

     The NSMG business develops and markets software products and provides related services that enable information technology professionals to manage distributed network resources and to secure and protect enterprise data. NSMG products offer features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution of assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

their respective subsidiaries, and based on the average closing price of VERITAS common stock of $30.38 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, VERITAS issued 103,722,312 shares of its common stock to Seagate Software, Inc. and issued options to purchase 10,417,572 shares of its common stock to VERITAS employees who were former NSMG employees. VERITAS accounted for the NSMG acquisition using the purchase method of accounting, and incurs charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of VERITAS common stock, $269.7 million for the issuance of options to purchase VERITAS common stock, and $43.4 million of acquisition-related costs. In addition, the Company recorded a restructuring charge of $11.0 million in the nine months ended September 30, 1999 as a result of the NSMG acquisition. This one-time restructuring charge related primarily to exit costs with respect to duplicative facilities which VERITAS plans to vacate. These costs are in addition to the liability for the costs to vacate duplicative facilities of the NSMG business, which liability VERITAS assumed and included as a part of the purchase price. Total acquisition and restructuring costs of $54.4 million, of which approximately $13.3 million will be non-cash, consist primarily of direct transaction costs, operating lease commitments on duplicative facilities and involuntary termination benefits. At September 30, 1999, $19.1 million in professional fees and severance costs were paid against the acquisition and restructuring reserve; the Company expects the remaining $22.0 million to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments on duplicative facilities, the lease terms of which will expire at various times through the year 2013. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For the three months ended September 30, 1999, the Company recorded $206.9 million for the amortization of goodwill and other intangibles, and $14.6 million for the amortization of developed technology related to this acquisition and for the nine months ended September 30, 1999, the Company recorded $275.6 million for amortization of goodwill and other intangibles, and $19.5 million for amortization of developed technology related to this acquisition.

     TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became a wholly-owned subsidiary of VERITAS in exchange for the issuance of 4,561,863 shares of VERITAS common stock or shares exchangeable for VERITAS common stock to the holders of TeleBackup common shares, and the grant of options to purchase 103,137 shares of VERITAS common stock to VERITAS employees who were former employees of TeleBackup. The Company accounted for the TeleBackup acquisition using the purchase method of accounting, and incurs charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of VERITAS common stock of $29.40 per share for 5 days before and after June 1, 1999, the measurement date for the transaction, the total purchase price for TeleBackup was $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of VERITAS common stock, $2.8 million for the issuance of options to purchase VERITAS common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At September 30, 1999, of the total $6.2 million acquisition costs, the Company paid $5.0 million in direct transaction costs with the majority of the remaining $1.2 million anticipated to be utilized by December 1999. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For the three months ended September 30, 1999, the Company recorded $8.6 million for amortization of goodwill and other intangibles, and $0.4 million for the amortization of developed technology related to this acquisition and for the nine months ended September 30, 1999, the Company recorded $11.5 million for amortization of goodwill and other intangibles, and $0.5 million for the amortization of developed technology related to this acquisition.

     Under an asset purchase agreement, VERITAS acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $66.3 million. The Company accounted for the acquisition using the purchase method of accounting, and incurs charges of $4.2 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $46.1 million related to the issuance of VERITAS common stock, $0.8 million for the issuance of options to purchase VERITAS common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million payable in cash, of which $6.4 million has been paid. The purchase price was allocated, based on an independent valuation, to goodwill of $61.0 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For the three months and nine months ended September 30, 1999, the Company recorded $4.0 million for amortization of goodwill and other intangibles, and $0.2 million for the amortization of developed technology related to this acquisition.

     The following unaudited pro forma summary results of operations data have been prepared assuming that the NSMG, TeleBackup and NuView acquisitions had occurred at the beginning of the periods presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented. The pro forma information excludes the impact of the one-time charges related to in-process research and development costs of $104.2 million and the restructuring charges of $11.0 million recorded in 1999.

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ----------------------    ----------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                1999         1998         1999         1998
                                              ---------    ---------    ---------    ---------
Net revenue.................................  $ 183,401    $ 105,078    $ 473,868    $ 284,006
                                              =========    =========    =========    =========
Net loss....................................  $(182,272)   $(204,096)   $(567,647)   $(617,802)
                                              =========    =========    =========    =========
Basic and diluted net loss per share........  $   (0.71)   $   (0.82)   $   (2.24)   $   (2.48)
                                              =========    =========    =========    =========

 7. CONVERTIBLE SUBORDINATED NOTES

     In August 1999, VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which VERITAS received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount represent a yield to maturity of 6.5%. VERITAS and VERITAS Operating Corporation are co-obligors on the 1.856% notes. The 1.856% notes provide for semi-annual interest payments each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of VERITAS common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $39.85 per share, subject to adjustment in certain events, equivalent to an initial conversion rate of 18.623 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over the period of time until maturity at the option of VERITAS at issuance price plus accrued original issue discount and any accrued interest. If a fundamental change, as defined in the Amended and Restated First Supplemental Indenture dated July 30, 1999, occurs prior to August 13, 2006, each holder has

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

the right to require VERITAS to redeem all or part of the 1.856% notes at issuance price plus accrued original discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

 8. SUMMARY FINANCIAL INFORMATION OF SUBSIDIARY

     VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on VERITAS' 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. In accordance with Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, VERITAS provides the following unaudited summary financial information with respect to VERITAS Operating Corporation. The following presents the operations of, and the assets held by, the legal entity VERITAS Operating Corporation and does not necessarily, nor is intended to, represent the operations of VERITAS Operating Corporation had it continued as a separate entity absent the NSMG acquisition (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 ------------------   -------------------
                                                   1999      1998       1999       1998
                                                 --------   -------   --------   --------
STATEMENT OF OPERATIONS DATA:
Total net revenue..............................  $120,662   $56,545   $282,249   $143,740
Amortization of goodwill and other
  intangibles..................................    12,733        --     15,574         --
In-process research and development............     1,100        --      3,000      2,250
Acquisition and restructuring costs............        --        --     11,000         --
Income from operations.........................    22,844    14,774     48,189     34,413
Net income.....................................    16,425    12,593     32,681     30,189

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
BALANCE SHEET DATA:
Working capital.............................................    $568,583        $198,842
Goodwill and other intangibles..............................     209,853              --
Total assets................................................     975,990         349,117
Long-term obligations.......................................     448,167         100,773
Retained earnings (accumulated deficit).....................       3,265         (29,416)
Stockholders' equity........................................     454,117         169,854

 9. SEGMENT INFORMATION

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

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

     Geographic information (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 ------------------   -------------------
                                                   1999      1998       1999       1998
                                                 --------   -------   --------   --------
User license fees(1):
United States..................................  $113,939   $32,724   $228,695   $ 83,163
Europe(2)......................................    32,669     9,679     57,336     22,232
Other(3).......................................    11,035     3,404     20,694      9,438
                                                 --------   -------   --------   --------
          Total................................   157,643    45,807    306,725    114,833
                                                 --------   -------   --------   --------
Services(1):
United States..................................    20,158     8,575     49,462     23,022
Europe(2)......................................     4,215     2,027     10,421      5,527
Other(3).......................................     1,385       136      3,345        358
                                                 --------   -------   --------   --------
          Total................................    25,758    10,738     63,228     28,907
                                                 --------   -------   --------   --------
          Total net revenue....................  $183,401   $56,545   $369,953   $143,740
                                                 ========   =======   ========   ========

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Long-lived assets(4):
United States...............................................   $3,507,930       $25,202
Europe(2)...................................................       11,313         3,644
Other(3)....................................................        1,575           380
                                                               ----------       -------
          Total.............................................   $3,520,818       $29,226
                                                               ==========       =======

---------------
(1) License and services revenues are attributed to geographic regions based on location of customers.

(2) Europe includes the Middle East and Africa.

(3) Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported (in thousands):

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1999            1998
                                                       -------------   ------------
Total long-lived assets..............................   $3,520,818       $ 29,226
Other assets, including current......................      816,342        319,891
                                                        ----------       --------
          Total consolidated assets..................   $4,337,160       $349,117
                                                        ==========       ========

     Sales to one customer accounted for approximately $19.5 million, or 11%, of the Company's net revenues in the three months ended September 30, 1999 and $48.6 million, or 11%, in the nine months ended September 30, 1999.

10. COMMITMENTS AND CONTINGENCIES

  Facilities lease commitment

     During the second quarter of 1999, the Company signed a lease for new corporate campus facilities in Mountain View, California. This facility will replace certain facilities the Company currently leases in Mountain View. The campus facilities will be developed in two phases. The first phase is for 175,000 square

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

feet. The second phase will add 250,000 square feet subject to certain entitlements required from the City of Mountain View. The campus facilities will provide space for sales, marketing, administration and research and development functions. The lease term for the first phase facilities is five years beginning in April 1999, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $72.0 million or, at the end of the lease, to arrange for the sale of the property, with VERITAS retaining an obligation to the owner for the difference between the sales price and the $72.0 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates that construction of the facilities will begin in the first quarter of 2000, and that the Company will occupy the facilities in the second quarter of 2001. Lease payments on the first phase facilities will begin in the second quarter of 2001. The lease requires VERITAS to maintain specified financial covenants such as leverage ratio, quick ratio and earnings before interest, taxes, depreciation and amortization, all of which the Company was in compliance with as of September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     VERITAS is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. Our products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back up data distributed on large networks of systems without interrupting users. In addition, our products provide an automated fail over between computer systems organized in clusters sharing disk resources. Our highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. Some of our products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. We also provide a comprehensive range of services to assist customers in planning and implementing storage management solutions. We market our products and associated services to original equipment manufacturers and end-user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

     We derive our user license fee revenue from shipments of our software programs to end-user customers through direct sales channels, indirect sales channels and original equipment manufacturer customers. Our original equipment manufacturer customers either bundle VERITAS products with the original equipment manufacturer products licensed by such original equipment manufacturers or offer them as options. Some original equipment manufacturers also resell VERITAS' products. VERITAS receives a royalty each time the original equipment manufacturer licenses to a customer a copy of the original equipment manufacturer's products that incorporates one or more of VERITAS' products. Our license agreements with our original equipment manufacturer customers generally contain no minimum sales requirements and there can be no assurance that any original equipment manufacturer will either commence or continue shipping operating systems incorporating our products in the future. When VERITAS enters into new agreements with original equipment manufacturer customers and resellers, a significant period of time may elapse before VERITAS realizes any associated revenues, due to development work which VERITAS must generally undertake under such agreements and the time needed for the sales and marketing organizations within such customers and distributors to become familiar with and gain confidence in our products.

     Our services revenue consists of fees derived from annual maintenance agreements, from consulting and training services and from porting fees. The original equipment manufacturer maintenance agreements covering our products provide for technical and emergency support and minor unspecified product upgrades for a fixed annual fee. The maintenance agreements covering products that are licensed through channels other than original equipment manufacturers provide for technical support and unspecified product upgrades for an annual service fee based on the number of user licenses purchased and the level of service subscribed.

Porting fees consist of fees derived from porting and other non-recurring engineering efforts when VERITAS ports, or adapts, its storage management products to an original equipment manufacturer's operating system and when VERITAS develops new product features or extensions of existing product features at the request of a customer. In most cases, VERITAS retains the rights to technology derived from porting and non-recurring engineering work and therefore generally performs such work on a relatively low, and sometimes negative, margin.

     We have made, and intend to continue to make, substantial investments in porting our products to new operating systems, including Windows NT. The success of Windows NT product development efforts depends in part on receipt of development funding from third parties, including Microsoft, and failure to receive such funding could hamper our efforts to extend our products into the Windows NT market. The porting and development process requires substantial capital investment and the devotion of substantial employee resources to such effort and the added focus on Windows NT development has required, and will continue to require, us to hire additional personnel. Under an agreement with Microsoft, we have agreed to develop a functional subset of our Volume Manager product that will be ported to and embedded in Windows NT. The agreement also requires us to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft has provided us with significant funding towards such development effort. We recognize revenue under our development contract with Microsoft on a percentage-of-completion basis consistent with our policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue recognition does not directly correlate to contract billings. The Microsoft agreement requires us to expand our marketing and sales operations to deal with higher volume markets in which we have limited experience. See "Factors That May Affect Future Results -- We face uncertainties porting products to new operating systems and developing new products" and "-- We distribute products through multiple distribution channels, each of which is subject to risks."

     Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for 27% of our total revenue for the three months ended September 30, 1999 and September 30, 1998, for 25% of our total revenue for the nine months ended September 30, 1999 and 26% of our total revenue for the nine months ended September 30, 1998. Our international revenue increased 223% from $15.2 million for the three months ended September 30, 1998 to $49.3 million for the three months ended September 30, 1999 and increased 144% from $37.6 million for the nine months ended September 30, 1998 to $91.8 million for the nine months ended September 30, 1999. Since much of our international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than the impact on revenues. Although our operating and pricing strategies take into account changes in exchange rates over time, our operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. Our international subsidiaries purchase licenses from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on each company's books at the local currency that existed at the time of the transaction. Such receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to U.S. Dollars at the then current rate, or "marked to market", which may give rise to currency gains and losses. Such gains or losses are recognized on our statement of operations as a component of other income, net. To date, such gains or losses have not been material.

     VERITAS believes that its success depends upon continued expansion of its international operations. VERITAS currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden, Switzerland and the Netherlands, a development center in India, and resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require VERITAS to establish additional foreign offices, hire additional personnel and recruit additional international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that VERITAS is unable to effect these additions efficiently, growth in international sales will be limited, which would have a material adverse effect on VERITAS' business, operating results and financial condition. International operations also subject VERITAS to a number of risks inherent in developing and selling products outside the United States, including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability. Furthermore, certain global markets, including Asia, Russia and Latin America, are currently undergoing significant economic turmoil which could result in deferral of purchase of information technology products and services by potential customers located in such markets, thereby further limiting VERITAS' ability to expand international operations. See "Factors That May Affect Future Results -- Expanding our international sales depends on economic stability in regions that recently have been unstable."

     On May 28, 1999, VERITAS acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as "NSMG." On June 1, 1999 VERITAS acquired TeleBackup Systems, Inc., which we refer to as "TeleBackup." On August 10, 1999, VERITAS acquired certain assets of NuView, Inc., which we refer to as "NuView." In the following paragraphs, all share and per share data have been restated to give retroactive effect to the two recent stock splits (see
Note 2 to Condensed Consolidated Financial Statements).

     The NSMG business develops and markets software products and provides related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. Its products offer features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution of assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and their respective subsidiaries, and based on the average closing price of our common stock of $30.38 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, we issued 103,722,312 shares of our common stock to Seagate Software, Inc. and issued options to purchase 10,417,572 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and incur charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the issuance of options to purchase our common stock and $43.4 million of acquisition-related costs. In addition, we recorded a restructuring charge of $11.0 million in the nine months ended September 30, 1999 as a result of the NSMG acquisition. This one-time restructuring charge related primarily to exit costs with respect to duplicative facilities that we plan to vacate. These costs are in addition to the liability for the costs to vacate duplicative facilities of the NSMG business, which liability we assumed and included as a part of the purchase price. Total acquisition and restructuring costs of $54.4 million consist primarily of direct transaction costs, operating lease commitments on duplicative facilities and involuntary termination benefits of which approximately $13.3 million will be non-cash. At September 30, 1999, $19.1 million in professional fees and severance costs were paid against the acquisition and restructuring reserve with the remaining $22.0 million anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For the three months ended September 30, 1999, we recorded $206.9 million for the amortization of goodwill and other intangibles, and $14.6 million for the amortization of developed technology related to this acquisition and for the nine months ended September 30, 1999, we recorded $275.6 million for amortization of goodwill and other intangibles, and $19.5 million for amortization of developed technology related to this acquisition.

     TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became a wholly owned subsidiary of the Company in exchange for the issuance of 4,561,863 shares of either our common stock or exchangeable shares to the holders of TeleBackup common shares and the grant of options to purchase 103,137 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and incur charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of our common stock of $29.40 per share for 5 days before and after June 1, 1999, the measurement date for the transaction, the total purchase price for TeleBackup was $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At September 30, 1999, of the total $6.2 million acquisition costs, we paid $5.0 million in direct transaction costs with the majority of the remaining $1.2 million anticipated to be utilized by December 1999. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For the three months ended September 30, 1999, we recorded $8.6 million for amortization of goodwill and other intangibles, and $0.4 million for the amortization of developed technology related to this acquisition and for the nine months ended September 30, 1999, we recorded $11.5 million for amortization of goodwill and other intangibles, and $0.5 million for the amortization of developed technology related to this acquisition.

     Under an asset purchase agreement, VERITAS acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $66.3 million. We accounted for the acquisition using the purchase method of accounting, and incur charges of $4.2 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $46.1 million related to the issuance of VERITAS common stock, $0.8 million for the issuance of options to purchase VERITAS common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million payable in cash, of which $6.4 million has been paid. The purchase price was allocated, based on an independent valuation, to goodwill of $61.0 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For the three months and nine months ended September 30, 1999, the Company recorded $4.0 million for amortization of goodwill and other intangibles, and $0.2 million for the amortization of developed technology related to this acquisition.

RESULTS OF OPERATIONS

     The following tables set forth the percentage of total net revenue represented by certain line items from our condensed consolidated statement of operations for the three months and nine months ended September 30, 1999 and 1998, respectively, and the percentage changes between the comparable periods, including four month results of NSMG and TeleBackup since the date of acquisition:

                                                            PERCENTAGE OF        PERIOD-TO-PERIOD
                                                          TOTAL NET REVENUE     PERCENTAGE CHANGE
                                                          ------------------    ------------------
                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30, 1999
                                                          ------------------    ------------------
                                                          1999         1998      COMPARED TO 1998
                                                          -----        -----    ------------------
Net revenue:
  User license fees.....................................    86%          81%           244%
  Services..............................................    14           19            140%
                                                          ----          ---
          Total net revenue.............................   100          100            224%
Cost of revenue:
  User license fees.....................................     3            4            134%
  Services..............................................     6           10            102%
  Amortization of developed technology..................     8           --            n/m
                                                          ----          ---
          Total cost of revenue.........................    17           14            307%
                                                          ----          ---
Gross profit............................................    83           86            211%
Operating expenses:
  Selling and marketing.................................    37           36            233%
  Research and development..............................    16           19            166%
  General and administrative............................     6            5            314%
  Amortization of goodwill and other intangibles........   119           --            n/m
  In-process research and development...................     1           --            n/m
  Acquisition and restructuring costs...................    --           --            n/m
                                                          ----          ---
          Total operating expenses......................   179           60            868%
                                                          ----          ---
Income (loss) from operations...........................   (97)          26
Interest and other income, net..........................     4            5
Interest expense........................................    (2)          (2)
                                                          ----          ---
Income (loss) before income taxes.......................   (95)          29
Provision for income taxes..............................    (5)          (7)
                                                          ----          ---
Net income (loss).......................................  (100)%         22%
                                                          ====          ===

---------------
n/m = not meaningful

                                                             PERCENTAGE OF       PERIOD-TO-PERIOD
                                                           TOTAL NET REVENUE     PERCENTAGE CHANGE
                                                           ------------------    -----------------
                                                           NINE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1999      SEPTEMBER 30,
                                                           ------------------    -----------------
                                                           1999         1998     COMPARED TO 1998
                                                           -----        -----    -----------------
Net revenue:
  User license fees......................................    83%          80%           167%
  Services...............................................    17           20            119%
                                                            ---          ---
          Total net revenue..............................   100          100            157%
Cost of revenue:
  User license fees......................................     3            5             40%
  Services...............................................     7           10             75%
  Amortization of developed technology...................     5           --            n/m
                                                            ---          ---
          Total cost of revenue..........................    15           15            154%
                                                            ---          ---
Gross profit.............................................    85           85            158%
Operating expenses:
  Selling and marketing..................................    37           35            176%
  Research and development...............................    17           19            131%
  General and administrative.............................     6            5            203%
  Amortization of goodwill and other intangibles.........    79           --            n/m
  In-process research and development....................    28            2            n/m
  Acquisition and restructuring costs....................     3           --            n/m
                                                            ---          ---
          Total operating expenses.......................   170           61            624%
                                                            ---          ---
Income (loss) from operations............................   (86)          24
Interest and other income, net...........................     4            6
Interest expense.........................................    (2)          (3)
                                                            ---          ---
Income (loss) before income taxes........................   (84)          27
Provision for income taxes...............................    (6)          (6)
                                                            ---          ---
Net income (loss)........................................   (90)%         21%
                                                            ===          ===

---------------
n/m = not meaningful

     Net Revenue. Total net revenue increased 224% from $56.5 million for the three months ended September 30, 1998 to $183.4 million for the three months ended September 30, 1999, and increased 157% from $143.7 million for the nine months ended September 30, 1998 to $370.0 million for the nine months ended September 30, 1999. We believe that the percentage increases in total revenue achieved in these periods are not necessarily indicative of future results. Our revenue comprises user license fees and service revenue. User license fees represented 86% of total net revenue for the three months ended September 30, 1999, and 81% of total net revenue for the three months ended September 30, 1998. User license fees were 83% of total net revenue for the nine months ended September 30, 1999, and 80% of total net revenue for the nine months ended September 30, 1998.

     User License Fees. User license fees increased 244% from $45.8 million for the three months ended September 30, 1998 to $157.6 million for the three months ended September 30, 1999, and increased 167% from $114.8 million for the nine months ended September 30, 1998 to $306.7 million for the nine months ended September 30, 1999. The increases were primarily the result of the acquisition of NSMG in the second quarter of 1999, continued growth in market acceptance of our software products, a greater volume of large end-user transactions, increased revenue from original equipment manufacturer resales of bundled and unbundled products and the introduction of new products. In particular, our user license fees from storage products increased by approximately 147% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, and accounted for 86% of user license fees in the nine months ended September 30, 1999 and 89% of user license fees in the nine months ended September 30, 1998.

     Service Revenue. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting services, training services and porting fees. Porting fees are derived from funded development efforts that are typically associated with original equipment manufacturers. Service revenue increased 140% from $10.7 million for the three months ended September 30, 1998 to $25.8 million for the three months ended September 30, 1999, and increased 119% from $28.9 million for the nine months ended September 30, 1998 to $63.2 million for the nine months ended September 30, 1999. The increases were primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services and the acquisition of NSMG.

     Cost of Revenue. Total cost of revenue increased 307% from $7.8 million for the three months ended September 30, 1998 to $31.9 million for the three months ended September 30, 1999, and increased 154% from $22.2 million for the nine months ended September 30, 1998 to $56.5 million for the nine months ended September 30, 1999. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of user license fees is the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions. Cost of user license fees increased 741% from $2.5 million for the three months ended September 30, 1998 to $21.1 million for the three months ended September 30, 1999 and increased 306% from $7.6 million for the nine months ended September 30, 1998 to $30.9 million for the nine months ended September 30, 1999. The increase in cost of user license fees is due to the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions. Gross margin on user license fees decreased from 95% for the three months ended September 30, 1998 to 87% for the three months ended September 30, 1999 and decreased from 93% for the nine months ended September 30, 1998 to 90% for the nine months ended September 30, 1999. The decreases in gross margin on user license fees were due to the inclusion of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin would be 96% for the three months ended September 30, 1999 and 97% for the nine months ended September 30, 1999. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. VERITAS does not expect gross margin on user license fees to increase.

     Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers, and development efforts in porting. Cost of service revenue increased 102% from $5.3 million for the three months ended September 30, 1998 to $10.8 million for the three months ended September 30, 1999, and increased 75% from $14.6 million for the nine months ended September 30, 1998 to $25.6 million for the nine months ended September 30, 1999. Gross margin on service revenue increased from 50% for the three months ended September 30, 1998 to 58% for the three months ended September 30, 1999, and increased from 49% for the nine months ended September 30, 1998 to 60% for the nine months ended September 30, 1999. The increases in absolute dollars were primarily due to personnel additions in customer support and training and consulting organizations, in anticipation of increased demand for such services. The improvement in gross margins in the three months and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 was a result of increased productivity and higher service revenue growth due to a larger installed customer base paying support fees.

     Amortization of Developed Technology. Amortization of developed technology was $15.3 million for the three months ended September 30, 1999 and $20.3 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the amount mainly represents four months of amortization of the developed technology recorded upon acquisitions of NSMG and TeleBackup. The useful life of the developed technology acquired in the NSMG, TeleBackup and NuView acquisitions is four years and the amortization is expected to be approximately $15.3 million per quarter.

     Operating Expenses. The NSMG and the TeleBackup acquisitions have contributed to increases in all operating expense categories. However, due to the integration that has taken place to date, it is not possible to quantify the portion of the increase that is directly related to these acquisitions.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with VERITAS' sales and marketing efforts. Selling and marketing expenses increased 233% from $20.4 million for the three months ended September 30, 1998 to $67.9 million for the three months ended September 30, 1999, and increased 176% from $50.4 million for the nine months ended September 30, 1998 to $139.3 million for the nine months ended September 30, 1999. Selling and marketing expenses as a percentage of total net revenue increased from 36% for the three months ended September 30, 1998 to 37% for the three months ended September 30, 1999, and increased from 35% for the nine months ended September 30, 1998 to 37% for the nine months ended September 30, 1999. The increases were primarily the result of higher personnel and related costs associated with increased staffing resulting from new hires and the acquisitions. VERITAS intends to continue to expand its global sales and marketing infrastructure, and accordingly, expects its selling and marketing expenses to increase in absolute dollars but not to change significantly as a percentage of total revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 166% from $10.9 million for the three months ended September 30, 1998 to $28.9 million for the three months ended September 30, 1999, and increased 131% from $27.4 million for the nine months ended September 30, 1998 to $63.3 million for the nine months ended September 30, 1999. The increases were primarily due to increased staffing levels associated with new hires and the acquisitions. As a percentage of net revenue, research and development expenses decreased from 19% for the three months ended September 30, 1998 to 16% for the three months ended September 30, 1999 and decreased from 19% for the nine months ended September 30, 1998 to 17% for the nine months ended September 30, 1999. VERITAS believes that a significant level of research and development investment is required to remain competitive, and expects such expenses will continue to increase in absolute dollars in future periods and may increase slightly as a percentage of total net revenue. Research and development expenses can be expected to fluctuate from time to time to the extent that VERITAS makes periodic incremental investments in research and development and VERITAS' level of revenue fluctuates.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 314% from $2.7 million for the three months ended September 30, 1998 to $11.0 million for the three months ended September 30, 1999, and increased 203% from $7.1 million for the nine months ended September 30, 1998 to $21.4 for the nine months ended September 30, 1999. General and administrative expenses as a percentage of revenue increased from 5% for the three and nine months ended September 30, 1998 to 6% for the three and nine months ended September 30, 1999. The increase in absolute dollars was primarily due to additional personnel costs, including additional personnel related to the acquisitions in the second quarter of 1999 and, to a lesser extent, to an increase in the provision for the allowance for doubtful accounts and other expenses associated with VERITAS enhancing its infrastructure to support expansion of its operations. General and administrative expenses are expected to increase in absolute dollars, but not to change significantly as a percentage of revenue in the future, as we expand our operations.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $219.6 million for the three months ended September 30, 1999 and $291.1 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the amount mainly represents four months of amortization of goodwill, acquired distribution channels, trademarks and other intangible assets recorded upon acquisitions of NSMG and TeleBackup. The estimated useful life of the goodwill and other intangibles is four years and the amortization is expected to be approximately $219.6 million per quarter.

     In-process Research and Development. In-process research and development was $1.1 million for the three months ended September 30, 1999 and $104.2 million for the nine months ended September 30, 1999. This amount represents one-time charges of $1.1 million recorded upon the acquisition of certain assets of NuView in August 1999, $101.2 million recorded upon the acquisition of NSMG in May 1999 and $1.9 million recorded upon the acquisition of TeleBackup in June 1999.

     Acquisition and Restructuring Costs. Upon the acquisition of NSMG, we recorded a one-time charge to acquisition and restructuring costs of $11.0 million, which included approximately $9.7 million in exit costs with respect to duplicative facilities that we plan to vacate and approximately $1.3 million in severance benefits.

     Acquisition and restructuring costs are summarized below (in thousands):

                                                                       CASH PAYMENTS OR
                                                         PROVISION    CHARGED AGAINST THE      ACCRUED
                                                        RECORDED AT       ASSETS FROM           AS OF
                                                        ACQUISITION   ACQUISITION DATE TO   SEPTEMBER 30,
                                                           DATE       SEPTEMBER 30, 1999        1999
                                                        -----------   -------------------   -------------
Cancellation of facility leases and other contracts...    $ 8,717            $  --             $ 8,717
Involuntary termination benefits......................      1,335             (654)                681
Write off of redundant equipment and leasehold
  improvements........................................        948               --                 948
                                                          -------            -----             -------
                                                          $11,000            $(654)            $10,346
                                                          =======            =====             =======

     Of the accrued balance as of September 30, 1999, $8.7 million relates to servicing operating lease payments or negotiated buyout of operating lease commitments on duplicative facilities, the lease terms of which will expire at various times through the year 2012. The remaining $1.6 million is expected to be utilized by December 1999. Non-cash restructuring charges of approximately $0.9 million relate to leasehold improvements and excess equipment.

     Interest and Other Income, Net. Interest and other income, net increased 142% from $3.0 million for the three months ended September 30, 1998 to $7.3 million for the three months ended September 30, 1999, and increased 57% from $8.6 million for the nine months ended September 30, 1998 to $13.4 for the nine months ended September 30, 1999. The increases were due to increased amounts of interest income attributable to the higher level of funds available for investment, primarily from the net proceeds of the issuance of the 1.856% convertible subordinated notes, in August 1999, and, to a lesser extent, from the net cash provided by operating activities. Foreign exchange transaction gains and losses which are included in other income, net, have not had a material effect on VERITAS' results of operations.

     Interest Expense. Interest expense increased 273% from $1.4 million for the three months ended September 30, 1998 to $5.3 million for the three months ended September 30, 1999, and increased 91% from $4.3 million for the nine months ended September 30, 1998 to $8.1 million for the nine months ended September 30, 1999. Interest expense consists primarily of interest accrued under the convertible subordinated notes issued by VERITAS in October 1997 and August 1999.

     Income Taxes. VERITAS had effective tax rates of negative 5% and negative 7% for the three and nine months ended September 30, 1999, respectively, compared to tax provisions of 23% and 22% for the three and nine months ended September 30, 1998. VERITAS' 1999 effective tax rates were negative and differed from the combined federal and state statutory rates primarily due to acquisition related charges that were non-deductible for tax purposes. VERITAS' 1998 effective tax rates were lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carryforwards and other credit carryforwards, offset by the impact of state and foreign taxes.

     The realization of VERITAS' net deferred tax assets depends on VERITAS generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income are changed. Management intends to evaluate the realizability of the net deferred tax assets on a quarterly basis to assess the need for the valuation allowance.

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

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 Software Revenue Recognition to require recognition of revenue using the "residual method" when certain criteria are met. VERITAS will be required to implement these provisions of SOP 98-9 for its fiscal year ending December 31, 2000. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2. VERITAS does not believe the impact of SOP 98-9 will be material to VERITAS' financial position, results of operations and cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. VERITAS will be required to implement SFAS No. 133 for its fiscal year ending December 31, 2001. VERITAS' foreign currency exchange rate hedging activities have been insignificant to date and VERITAS does not believe that the impact of SFAS No. 133 will be material to its financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     VERITAS' cash, cash equivalents and short-term investments totaled $643.4 million at September 30, 1999 and represented 73.2% of tangible assets, net. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment-grade commercial paper, medium-term notes, corporate notes, government securities and market auction preferred securities. At September 30, 1999, VERITAS had $447.5 million of long-term obligations and stockholders' equity was approximately $3,517.9 million.

     Net cash provided by operating activities was $108.9 million in the nine months ended September 30, 1999, and $46.6 million in the nine months ended September 30, 1998. For the nine months ended September 30, 1999, cash provided by operating activities resulted primarily from income after adjustments to exclude the non-cash charges including amortization of intangibles related to acquisition activities. For the nine months ended September 30, 1998, cash provided by operating activities resulted primarily from net income after adjustments to exclude the non-cash charges, increases in other accrued liabilities, income taxes payable and deferred income taxes, customer advances and deferred revenue balances and reductions in accounts receivable and deferred income taxes and other assets balances.

     VERITAS' investing activities used cash of $437.8 million in the nine months ended September 30, 1999 primarily due to the net increase in short-term and long-term investments of $396.4 million, purchases of property and equipment of $36.3 million and purchase of certain assets of NuView. VERITAS' investing activities used cash of $56.8 million in the nine months ended September 30, 1998 due primarily to the net increase in short-term investments of $40.1 million and capital expenditures of $15.4 million.

     Financing activities provided cash of $398.6 million in the nine months ended September 30, 1999, from the net proceeds of $334.1 million from the issuance of the 1.856% convertible subordinated notes in August 1999 and $64.5 million from the issuance of common stock under our employee stock plans. Financing activities provided cash of $11.2 million in the nine months ended September 30, 1998 from the issuance of common stock under our employee stock plans.

     In October 1997, VERITAS issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which VERITAS received net proceeds of $97.5 million. VERITAS and its a wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes. The 5.25% notes provide for semi-annual interest payments of $2.6 million each May 1 and November 1. The 5.25% notes are convertible into shares of VERITAS' common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $14.33 per share, subject to adjustment in certain events. On or after November 5, 2002, the 5.25% notes will be redeemable over the period of time until maturity at the option of VERITAS at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

     In August 1999, VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which VERITAS received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount represent a yield to maturity of 6.5%. VERITAS and VERITAS Operating Corporation are co-obligors on the 1.856% notes. The 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of VERITAS common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $39.85 per share, subject to adjustment in certain events, equivalent to an initial conversion rate of 18.623 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over the period of time until maturity at the option of VERITAS at issuance price plus accrued original issue discount and any accrued interest. If a fundamental change, as defined in the Amended and Restated First Supplemental Indenture dated July 30, 1999, occurs prior to August 13, 2006, each holder has the right to require VERITAS to redeem all or part of the 1.856% notes at issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method. We expect to use the net proceeds from these 1.856% notes issuance for general corporate purposes, including working capital expenditures and possible acquisitions of companies or technology, although there are no current agreements or negotiations with respect to any material acquisitions. Pending these uses, we intend to invest the net proceeds in short-term interest-bearing, investment grade securities.

     Following the issuance of the 1.856% notes, we have a ratio of long-term debt to total capitalization at September 30, 1999 of approximately 11%. As a result of this additional indebtedness, our principal and interest payment obligations will increase substantially. The degree we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

     During the second quarter of 1999, VERITAS signed a lease for new corporate campus facilities in Mountain View, California (see Note 10 "Commitments and Contingencies" to Condensed Consolidated Financial Statements). The lease term for the first phase facilities is five years beginning in April 1999, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $72.0 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price and the $72.0 million if the sales price is less than this amount, subject to certain provisions of the lease. Lease payments on the first phase facilities will begin in the second quarter of 2001. The lease requires the Company to maintain specified financial covenants such as leverage ratio, quick ratio and earnings before interest, taxes, depreciation and amortization, all of which the Company was in compliance with as of September 30, 1999.

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

  State of Readiness

     Based on our assessment to date, we believe the current versions of our software products and services are "Year 2000 ready" -- that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed and tested to be Year 2000 ready. Although our products have undergone, or will undergo, our normal quality testing procedures, there can, however, be no assurance that our products will contain all necessary date code changes. Furthermore, use of our products in connection with other products which are not Year 2000 ready, including non-compliant hardware, software and firmware, may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, original equipment manufacturer derivative versions of older VERITAS products may not be Year 2000 ready. Any failure of our products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against us. However, success of our Year 2000 compliance efforts may depend on the success of our customers in dealing with the Year 2000 issue, as we have formally notified all customers of the Year 2000 readiness of our products.

     Although we have not been a party to any litigation or arbitration proceeding to date that involves Year 2000 compliance issues with our products or services, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000 related damages, including consequential damages, could harm on our business.

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

     Our business depends on many systems that could be affected by Year 2000 related problems. Those systems include, among others: hardware and software systems we use to deliver products and services to our customers, including software supplied by third parties; communications networks such as the wide area network and local area networks upon which we depend to develop products and to communicate product orders to our manufacturing and distribution operations; the internal systems of our customers and suppliers; software products sold to customers; the hardware and software systems we use internally in the management of our business; and non-information technology systems and services we use in the management of our business, such as power, telephone systems and building systems.

     We have conducted an extensive review of our products and services and of our internal business systems and infrastructure to identify potential Year 2000 problems and are implementing remedial action to address those problems. Based on our analysis of the systems potentially affected, we are applying a phased approach to making such systems and our operations ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 ready; and implementation of Year 2000 ready systems. The table below describes the status and timing of such phased activities.

                                                                                     TARGETED
            IMPACTED SYSTEMS                               STATUS                   COMPLETION
            ----------------                               ------                   ----------
Software products sold to customers       Software products tested and available    Completed
                                            for customers
Communication networks used to carry      Assessment inventory completed            Completed
  products and provide services
Hardware and software systems used to     Assessment inventory completed            Completed
  manage our business
Hardware and software systems used to     Assessment completed                      Completed
  deliver products and services
Hardware and software systems used to     Validation, testing and remediation in     Q4 1999
  deliver products and provide services     process
  (including desktops)
Communication networks used to carry      Validation, testing and remediation in     Q4 1999
  products and provide services             process
Non-information technology systems and    Systems upgraded or replaced as            Q4 1999
  services                                  appropriate, testing and
                                            implementation
Hardware and software systems used to     Validation, testing and remediation        Q4 1999
  manage our business

     We have conducted extensive Year 2000 testing on all systems we consider critical. To date, we have not encountered any material problems in this regard with our computer systems or any other equipment that might be subject to such problems. In the event that any of our significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. This could cause system failures or generation of erroneous information and could cause significant disruption to business activities. We are reviewing what further actions are required to make all software systems used internally Year 2000 ready as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems.

  Costs to Address Year 2000 issues

     The total cost of our Year 2000 compliance activities has not been, and is not anticipated to be, material to our business, results of operations and financial condition. We estimate specific Year 2000 expenses to date to be not more than $1.0 million and do not expect total costs of the compliance activities to exceed $2.0 million. These costs and the timing in which we plan to complete our Year 2000 modification and testing processes are based on our estimates. However, there can be no assurance that we will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not harm our business.

  Contingency Plans

     We have prepared contingency plans for handling Year 2000 problems that we fail to detect and correct before they occur. Our contingency plans include increasing support personnel from late December 1999 to early January 2000, obtaining access to alternative third party suppliers for products and services, planning manual workarounds for software and hardware failures, replacing software and hardware systems and establishing alternative procedures in case of power and phone systems failure. If we do not identify and remedy Year 2000 problems in a timely and efficient manner, we could experience substantial disruptions to our operations, which could lead to loss of existing and potential customers and result in costly litigation claims against us.

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

     Further, we have no experience with product and technology integration on the scale that resulted from the NSMG and TeleBackup acquisitions.

     Other business integration issues, if not satisfactorily resolved, could have a material negative impact on our business. Other problems inherent in integrating VERITAS' business with the businesses of NSMG and TeleBackup include:

     - maintaining brand recognition for key products formerly associated with NSMG, such as Backup Exec, and with TeleBackup, such as TSInfoPro, while migrating customer identification of these brands to VERITAS;

     - resolving channel conflicts that may arise between the original equipment manufacturer and direct sales channels of VERITAS and the retail channels acquired in the NSMG acquisition;

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

     Management and employee integration issues, if not satisfactorily resolved, could have a material negative impact on our business. Potential management and employee integration problems include:

     - resolving differences between the corporate cultures of VERITAS and the NSMG business and TeleBackup; and

     - integrating the management teams of all three companies successfully. For example, Terence Cunningham, our President and Chief Operating Officer, who joined VERITAS from NSMG, resigned in August 1999.

  We will incur significant accounting charges in connection with the NSMG and TeleBackup acquisitions that will reduce our earnings immediately and in the future

     The significant costs of integration associated with the NSMG and TeleBackup acquisitions increase the risk that we will not realize the anticipated benefits. Because we accounted for the NSMG acquisition and the TeleBackup acquisition as purchases, we recorded non-cash charges of $103.1 million in our statements of operations in the three months ended June 30, 1999, related to the write-off of in-process research and development. We also recorded goodwill and other intangible assets of approximately $3,688.2 million. This amount will be amortized over four years, and will result in charges to operations of approximately $230.5 million per quarter. We also recorded a restructuring charge in the three months ended June 30, 1999 of $11.0 million related primarily to costs for duplicative facilities of VERITAS Operating Corporation which we plan to vacate. These costs are in addition to the liability for the estimated costs to vacate duplicative facilities of the NSMG business.

  We have a significant amount of debt which we may be unable to service or repay

     In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006. The annual interest payments on our outstanding notes are $5.3 million and $8.6 million respectively, which we expect to fund from cash flow from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. For example, the notes could be declared immediately due and payable if we do not make timely payments. While our cash flow has been sufficient to fund interest payments to date, if we cannot meet our debt obligations from the cash generated by our business, we may not be able to develop and sell new products, respond to changing business or economic conditions adequately, make acquisitions or otherwise fund our business.

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

     - our ability to deliver products that are Year 2000 ready;

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

     - pricing policies and distribution terms; and

     - the timing and magnitude of acquisitions.

  We depend on large orders with lengthy sales cycles for a significant portion of our revenues

     Our revenues for a quarter could fluctuate significantly based on whether a large order near the end of a quarter is closed or delayed. Customer orders can range in value from a few thousand to a few million dollars. The length of time between initial contact with a potential customer and sale of a product, or our sales cycle, outside the retail channel is typically complex and lengthy, so it can last from three to nine months. These direct sales also represent our largest orders. Therefore, our revenues for a period are likely to be affected by the timing of larger orders, which makes those revenues difficult to predict. The cycle factors that could delay or defer an order, include:

     - time needed for technical evaluations of our software by customers;

     - customer budget restrictions;

     - customer internal review and testing procedures; and

     - engineering work needed to integrate our software with the customers' systems.

  We face many new difficulties managing a larger company

     The NSMG and TeleBackup acquisitions have created new challenges for our management. If we fail to meet those challenges, our business and quarterly and annual results of operations may be harmed and the value of your investment may decline. VERITAS grew rapidly before the NSMG and TeleBackup acquisitions. After these acquisitions, our workforce is approximately twice the size of VERITAS' workforce prior to the acquisitions, and we still need to hire additional sales, engineering, service and administrative personnel. This growth is likely to strain our management control systems and resources, including decision support, accounting, management information systems and facilities. We must continue to improve our financial and management controls and our reporting systems and procedures to manage our employees and to obtain additional facilities.

  We may be unable to hire and retain needed sales and engineering personnel

     Our personnel needs are more acute than those facing most companies. As a result of the NSMG and TeleBackup acquisitions, we must hire many additional sales, engineering, service and administrative personnel. If we are unable to hire and retain these employees, our business and quarterly and annual results of operations will be adversely affected. Competition for people with the skills we require is intense. Additions of new personnel and departures of existing personnel may disrupt our business and may result in the departure of other employees. We also depend on the continued service of our key personnel. Even though we have entered into employment agreements with key management personnel, these agreements cannot prevent their departure. For example, Terence Cunningham, our President and Chief Operating Officer, who joined VERITAS from NSMG, resigned in August 1999. We do not have key person life insurance covering any of our personnel, nor do we currently intend to obtain any of this insurance.

  We distribute our products through multiple distribution channels, each of which is subject to risks

     Historically, VERITAS sold products through original equipment manufacturers and through direct sales. As a result of the NSMG and TeleBackup acquisitions, however, we also have a retail distribution channel as well. If we fail to manage our distribution channels successfully, our business and quarterly and annual results of operations may be materially and adversely affected.

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

  Sales of a small number of product lines make up a substantial portion of our revenue

     For the foreseeable future, we expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change or other factors, our revenue would decrease and our business and quarterly and annual results of operations would be substantially harmed. In 1998, VERITAS derived 87.6% of its license revenue from storage management products, and the NSMG business derived 87.9% of its revenue from its Backup Exec product. In the nine months ended September 30, 1999, VERITAS derived 85.6% of its user license revenue from storage management products, including Backup Exec product from May 29, 1999. Also, VERITAS' NetBackup product and NSMG's Backup Exec product perform some overlapping functions. Customers may select one product over the other, resulting in reduced revenue for the product not selected. Therefore, we may not receive the same aggregate level of revenue from these products as we have received in the past.

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

  We derive significant revenues from only a few customers

     Sales to a small number of customers generate a disproportionate amount of our revenue. For example, in 1998, VERITAS derived 12% of its revenue from sales to Sun Microsystems and the former NSMG business derived 28% of its revenue from sales to Ingram Micro Inc. In the nine months ended September 30, 1999, VERITAS derived 11% of its revenue from sales to Sun Microsystems. If Sun Microsystems, Ingram Micro, or any other significant customer, were to reduce its purchases from us, our revenues and therefore our business would be harmed unless we were to increase sales to other customers substantially. We do not have a contract with Sun Microsystems, Ingram Micro or any other customer that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

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

     Many of our competitors have greater financial and technical resources than we do and may attempt to increase their presence in the storage management market by acquiring or forming strategic alliances with other competitors or business partners.

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

  Our foreign-based operations and sales create special problems that could hurt our results

     An investment in our securities is riskier than an investment in most businesses because we have significant offshore operations, including development facilities, sales personnel and customer support operations. For example, as of October 15, 1999, we had approximately 138 engineers located in Pune, India, performing product development work. These offshore operations are subject to certain inherent risks, including:

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

INTEREST RATE SENSITIVITY

     VERITAS' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. The primary objective of VERITAS' investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. VERITAS' portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and market auction preferred securities. The diversity of the portfolio helps VERITAS to achieve its investment objective. As of September 30, 1999, approximately 98% of VERITAS' entire portfolio will mature in one year or less and approximately 19% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $447.5 million consists of 5.25% Convertible Subordinated Notes due 2004 of $100.0 million (the 5.25% Notes) and 1.856% Convertible Subordinated Notes due 2006 of $347.5 million (the 1.856% Notes). The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1 and approximately $4.3 million each February 13 and August 13, respectively. The notes are convertible into VERITAS' common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of VERITAS' cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average and fixed interest rates as of September 30, 1999 by year of maturity (dollars in thousands):

                                                           2000 AND                     FAIR VALUE
                                              1999        THEREAFTER       TOTAL          TOTAL
                                            --------      ----------      --------      ----------
                                                                (IN THOUSANDS)
Cash equivalents and short-term
  investments.............................  $213,958       $390,037       $603,995       $603,995
Average interest rate.....................      5.24%          5.77%          5.58%          5.58%
Long-term investments.....................  $     --       $ 65,036       $ 65,036       $ 65,036
Average interest rate.....................        --           5.33%          5.33%          5.33%
Long-term debt............................  $     --       $447,531       $447,531       $792,290
Fixed interest rate.......................        --           6.22%          6.22%          6.22%

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) The following table sets forth information required by Item 701 of Regulation S-K as to all equity securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

       CLASS OF                                             AGGREGATE
      PURCHASERS     DATE OF SALE    TITLE OF SECURITIES  PURCHASE PRICE      FORM OF CONSIDERATION
      ----------     ------------    -------------------  --------------      ---------------------
    5               August 10, 1999     Common Stock      $38,514,847.50    Assignment of software and
    Stockholders..                                                          related assets of NuView,
                                                                                       Inc.

     All sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1. At an annual meeting of stockholders held by VERITAS on July 22, 1999 (the "Annual Meeting"), the following individuals were elected to the Company's Board of Directors:

                                                               VOTES IN        VOTES
                                                                 FAVOR       WITHHELD
                                                              -----------    ---------
Mark Leslie.................................................  142,571,000    9,424,708
Gregory B. Kerfoot..........................................  142,566,630    9,429,078
Geoffrey W. Squire..........................................  142,571,000    9,424,708

     In addition, the following individuals' term of office as directors continued after the Annual Meeting:

     Fred van den Bosch
     Steven Brooks
     Terence Cunningham (who resigned, effective August 30, 1999)
     William H. Janeway
     Stephen J. Luczo
     Joseph D. Rizzi

     2. The following proposal was also approved at the Company's Annual
Meeting:

                                                       AFFIRMATIVE   NEGATIVE                  BROKER
                                                          VOTES       VOTES     ABSTENTIONS   NON-VOTES
                                                       -----------   --------   -----------   ---------
Ratification of the appointment of Ernst & Young LLP
  as auditors for the fiscal year ending December 31,
  1999...............................................  151,866,512    3,710        5,486          0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following exhibits are filed herewith or incorporated by reference herein:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
       4.1     Form of Indenture among Company, VERITAS Operating
               Corporation and State Street Bank and Trust Company of
               California, N.A., as Trustee (incorporated by reference to
               Exhibit 4.10 of the Company's Registration Statement on Form
               S-1 (SEC Registration No 333-83775), as amended, filed with the Securities and Exchange Commission on July 27, 1999).
       4.2     Amended and Restated First Supplemental Indenture dated July
               30, 1999 by and among VERITAS, VERITAS Operating Corporation and State Street Bank and Trust Company of California, N.A.
               (Incorporated by reference to Exhibit 4.04 of Registrant's
               Registration Statement on Form S-1 (SEC Registration No.
               333-83777), as amended, filed with the SEC on July 27,
               1999).
      27.1     Financial Data Schedule (EDGAR only).

(b) REPORTS ON FORM 8-K

DATE OF REPORT     ITEM                            DESCRIPTION
--------------     ----                            -----------
July 27, 1999      5, 7    The Company announced financial results for its second
                           quarter ended June 30, 1999 and included the press release as an exhibit.
August 17, 1999    5, 7    The Company announced that it had acquired certain assets
                           of NuView, Inc. and included the press release as an
                           exhibit.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.

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