Form 10-K
period 1999-12-31
VERITAS SOFTWARE CORP /DE/
filed 2000-03-30
CIK 1084408

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26247

                          VERITAS SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0507675
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
             1600 PLYMOUTH STREET                                  94043
          MOUNTAIN VIEW, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 335-8000

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, 393,597,951 shares of the Registrant's common stock were outstanding. The number of shares of common stock outstanding reflects the three-for-two stock split announced by the board of directors of the Registrant on January 27, 2000 and paid as a stock dividend on March 3, 2000 to stockholders of record on February 18, 2000. The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 29, 2000 was approximately $31,290,581,886.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement, to be delivered to stockholders in connection with the Registrant's Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1.    Business....................................................    3
Item 2.    Properties..................................................   16
Item 3.    Legal Proceedings...........................................   17
           Submission of Matters to a Vote of Security Holders
Item 4.    Matters.....................................................   17

                                   PART II

           Market for the Registrant's Common Equity and Related
Item 5.    Stockholder Matters.........................................   18
Item 6.    Selected Financial Data.....................................   19
           Management's Discussion and Analysis of Financial Condition
Item 7.    and Results of Operations...................................   20
           Quantitative and Qualitative Disclosures About Market
Item 7A.   Risk........................................................   37
Item 8.    Financial Statements and Supplementary Data.................   39
           Changes in and Disagreements with Accountants on Accounting
Item 9.    and Financial Disclosure....................................   40

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   40
Item 11.   Executive Compensation......................................   40
           Security Ownership of Certain Beneficial Owners and
Item 12.   Management..................................................   40
Item 13.   Certain Relationships and Related Transactions..............   40

                                   PART IV

           Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.   8-K.........................................................   41
Signatures.............................................................   46
Financial Statements...................................................   47
Exhibits...............................................................

                                     PART I

ITEM 1. BUSINESS

     This annual report on Form 10-K contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of factors identified under "Factors That May Affect Future Results." We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the SEC, that attempt to advise you of the risks and factors that may affect our future results.

OVERVIEW

     VERITAS is a leading independent supplier of storage management software. Storage management software has grown significantly in importance and market impact during the last few years. Computing operations have moved from being part of the infrastructural background of a business enterprise to being a critical component in the success of a business, particularly given businesses' requirements that data remain protected and accessible at all times. VERITAS products assist businesses by making sure that their data is protected, can be accessed at all times, and can be managed and used in compliance with business policies. Since our products help to improve the levels of centralization, control, automation and manageability in computing environments, they allow information technology, or IT, managers to be significantly more effective with constrained resources and limited budgets. More specifically, our products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. In addition, our products provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations. Our products are highly scalable in order to keep up with the rapid growth of data and technologies deployed in businesses. In summary, our products help our customers manage their data storage in complex and diverse computing environments efficiently and cost-effectively.

     We develop and sell products for most popular operating systems, including versions of UNIX and Windows NT. Our software solutions are used by customers across a broad spectrum of industries, including many leading global corporations and e-commerce businesses. We also provide a full range of services to assist our customers in planning and implementing their storage management solutions.

     We market our products and services to end users either directly or through original equipment manufacturers and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators. Some of our customers include:

  ORIGINAL EQUIPMENT
     MANUFACTURERS         INDIRECT SALES CHANNELS         DIRECT SALES
  ------------------       -----------------------         ------------
Compaq                     AVCOM Technologies         Amazon.com
Dell                       Ingram Micro               American Airlines
EMC Corporation            Merisel                    AT&T
Hewlett-Packard            Tech Data                  Bank of America
Fujitsu-Siemens                                       British Telecom
Microsoft                                             eBay
NEC                                                   e*Trade
SGI                                                   Ford Motor Company
StorageTek                                            GTE
Sun Microsystems                                      Lucent
                                                      Morgan Stanley & Co.
                                                      Oracle

     The demand for storage management solutions is fueled by a number of factors. These factors include the rapid increase in the number of internet users and the number of businesses doing business online, as well as the continuing automation of traditional business processes. The widespread use of business computer applications, coupled with the explosion of corporate data, has exceeded the ability of current computing architectures to handle availability, scalability and manageability issues. A new storage-centric architecture, called storage area networking, or SAN, has emerged to handle these issues. A storage area network is a high-speed computing network that directly connects storage hardware devices, such as storage arrays, clustered servers, disk drives and tape drives, to client and server computers. The typical SAN infrastructure is capable of handling more data and transactions faster than a traditional network, can grow along with a business' needs, and is more cost-effective than traditional network architectures. We are a leading innovator in developing SAN technology and taking our SAN-capable products to businesses that can benefit from them.

     A key competitive factor for businesses today is whether their critical data and related applications are available without interruption 24 hours a day, seven days a week. Our products are designed to enable continuous productivity for computing environments ranging from the desktop computer to the large enterprise data center, including storage area networks.

     In 1999, we acquired the Network & Storage Management Group of Seagate Software, Inc., which we refer to as the NSMG business. Before our acquisition of the NSMG business, we focused primarily on sales of storage management software to the UNIX platform. Our purchase of the NSMG business enabled us to offer products that are targeted primarily at the Windows NT market, which represented another large market for storage management products. In 1999, we also acquired TeleBackup Systems, Inc., which we refer to as TeleBackup, and NuView, Inc., which we refer to as NuView. Our acquisitions of the NSMG business, TeleBackup and NuView contributed to the increase in the number of our full-time employees, which grew from 945 to 2,974 during 1999. The acquisition of these businesses has created new challenges for us, including the general integration of the businesses and product lines. The products shown below include products acquired from the NSMG business, TeleBackup and NuView.

RECENT DEVELOPMENTS

     On March 29, 2000, VERITAS, Seagate Technology, Inc. and an investor group including Seagate Technology's management group announced a transaction in which we will acquire all of the shares of our common stock held by Seagate Technology, certain other securities and cash. We are not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business.

     In the transaction, we will issue to the Seagate Technology stockholders approximately 109.3 million shares of our common stock for approximately 128 million shares of VERITAS common stock held by Seagate Technology. In addition, we will issue shares of our common stock for certain other securities held by Seagate Technology at the closing date and, at our election, we may also issue shares of our common stock for up to $750 million in retained cash at the closing date.

     We will be indemnified for liabilities, including tax liabilities and other matters that may arise in connection with the transaction. The transaction is intended to qualify as a tax-free reorganization.

     For a detailed discussion of the transaction and the related risks, please refer to our Form 8-K that will be filed with the SEC on or about April 3, 2000, as well as the joint proxy statement/prospectus to be filed by both Seagate Technology and us in connection with the transaction.

PRODUCTS

     We offer a wide range of leading storage management software solutions. We have developed our products to manage the explosive growth of data and the growing complexity and size of networked environments that exist today. Our products allow businesses to back up their data, improve the management of their data, and increase data availability. We also offer several integrated solutions that further simplify storage management.

  Data protection

     We offer products designed to ensure reliable information backup and restore. Our leading products that protect information include:

               PRODUCT                                         DESCRIPTION
               -------                                         -----------
VERITAS NetBackup                      VERITAS NetBackup has the flexibility and scalability needed to protect the mission critical data of businesses with
                                       thousands or even tens of thousands of computer systems. It provides easily configured centralized backup scheduling,
                                       user-directed backups and restores, automated distribution and installation of client software over a network, and easy configuration of users' computers. It supports all major
                                       platforms, including UNIX, Windows NT, Novell NetWare and
                                       Linux, and includes support for storage area networks.

VERITAS NetBackup BusinesServer        VERITAS NetBackup BusinesServer is a backup and recovery
                                       solution designed for small to mid-size UNIX and high-end
                                       Windows NT installations, and for the many IT operations
                                       that run a combination of the two. It combines strong
                                       performance with an intuitive interface not normally found in UNIX solutions.

VERITAS Backup Exec                    VERITAS Backup Exec provides easy-to-use backup and restore functions, including scheduled automated unattended data
                                       backup operations. It supports Windows NT, Windows 2000 and
                                       Windows 95/98, and has a large array of options to protect data contained in popular applications such as Microsoft
                                       Outlook and Novell NetWare.

VERITAS TeleBackup                     VERITAS TeleBackup is an easy-to-use and secure backup and disaster recovery tool for portable and desktop computers in remote offices and telecommuting work locations. It supports users running Sun Solaris, HP-UX and Windows NT servers, and
                                       Windows 95/98 and Windows NT client workstations.

VERITAS Global Data Manager            VERITAS Global Data Manager centrally manages VERITAS
                                       NetBackup, VERITAS NetBackup BusinesServer and VERITAS
                                       Backup Exec servers at different geographic locations that are part of a business' intranet or wide area network. Its benefits include increased flexibility and control, global scalability, uninterrupted global operations and reduced
                                       management costs.

VERITAS Storage Migrator               VERITAS Storage Migrator, formerly called VERITAS HSM,
                                       increases the availability of critical business data by
                                       ensuring that only frequently used information is kept
                                       online permanently. It migrates infrequently-used data from online devices to lower cost secondary storage, and recalls that migrated data to primary online storage when accessed by users or applications. Separate UNIX and Windows NT
                                       versions of this product are available.

  File and volume management

     We offer products designed to improve the manageability and performance of business critical data. Our principal management and performance products include:

               PRODUCT                                         DESCRIPTION
               -------                                         -----------
VERITAS Volume Manager                 VERITAS Volume Manager allows for easy to use online disk
                                       storage management for business computing environments. It provides the tools needed to protect against data loss due to hardware failure, to accelerate system performance by
                                       allowing files to be spread across multiple disks and to
                                       allow IT managers to reconfigure data locations without
                                       interrupting users.

VERITAS File System                    VERITAS File System enables fast system recovery, generally within seconds, from operating system failure or disruption.
                                       It gives mission-critical servers mainframe-level
                                       capabilities by providing superior performance, data
                                       integrity, high availability and online manageability.

VERITAS Foundation Suite               VERITAS Foundation Suite combines VERITAS Volume Manager and
                                       VERITAS File System. These two products provide key benefits independently, but together they take advantage of each
                                       other's specialized disk and data management capabilities to improve performance, availability and manageability.

  High availability, clustering and replication

     We offer products that make businesses' key applications more available in complex computing environments. These products include:

               PRODUCT                                         DESCRIPTION
               -------                                         -----------
VERITAS Cluster Server                 VERITAS Cluster Server is a comprehensive availability
                                       management solution that maximizes data and application
                                       availability by using proactive management of planned and
                                       unplanned downtime. It reduces the cost of high availability through a single standby system that protects the
                                       availability of dozens of servers. It is also useful in
                                       storage area networks.

VERITAS ClusterX for Microsoft         VERITAS ClusterX for Microsoft Cluster Service, or MSCS,
  Cluster Service                      addresses the management and deployment of multiple
                                       distributed Windows NT clustered computers. It lets users
                                       control the installation, configuration and ongoing
                                       management of multiple MSCS clustered computers from a
                                       single console.

VERITAS ClusterX for WLBS              VERITAS ClusterX for WLBS focuses on managing Windows NT
                                       Load Balancing Service servers and improves their
                                       availability, reliability, scalability and performance. It lets users manage all aspects of enterprise-wide Windows NT
                                       Load Balancing Service clustered computers from a single
                                       console.

VERITAS FirstWatch for Sun             VERITAS FirstWatch for Sun provides simple and robust
                                       failover management for the Sun Solaris environment. Fault detection, isolation and recovery are automated to achieve rapid restoration of application services in the event of a failure. An entire application or selected application
                                       services, configured into logical service groups, can be
                                       failed over to a backup system.

               PRODUCT                                         DESCRIPTION
               -------                                         -----------
VERITAS Storage Replicator for Volume  VERITAS Storage Replicator for Volume Manager helps
  Manager                              businesses ensure that the most current data is available at all global locations. It is a robust, flexible,
                                       multi-purpose data replication tool designed for enterprise environments. It integrates with VERITAS Volume Manager to provide exceptional recoverability and manageability.

VERITAS Storage Replicator for File    VERITAS Storage Replicator for File Systems is a robust,
  Systems                              flexible, general purpose data replication tool designed for use in enterprise environments. It ensures that data written to one server is reliably replicated to other participating servers, so that all updates are available for use in active file systems across all servers.

VERITAS Replication Exec               VERITAS Replication Exec delivers flexible and intelligent data replication for Windows NT environments. It can
                                       efficiently and automatically duplicate files or file
                                       systems at any number of locations for complete data
                                       protection or information distribution. It offers
                                       centralized management, high replication performance,
                                       minimal system requirements, both real-time and
                                       schedule-based replication, and selectable bandwidth usage.
                                       It can also replicate remote data to a central site for
                                       centralized backup.

  Application solutions

     Businesses need integrated solutions to optimize their storage management strategies. Our principal products offering these integrated solutions include:

               PRODUCT                                         DESCRIPTION
               -------                                         -----------
VERITAS Desktop Management Suite       VERITAS Desktop Management Suite centralizes the management of distributed network desktop computers by automating tasks such as operating system and software distribution, hardware and software inventory, application metering, backup and
                                       remote control. It reduces the total cost of managing
                                       network desktop computers and standardizes the
                                       administration of desktop computers across the enterprise.

VERITAS ManageExec                     VERITAS ManageExec is a powerful, simple and scaleable
                                       solution for managing the behavior of different types of
                                       networks worldwide from one central location. It
                                       automatically monitors, analyzes and reports on Windows NT and Novell NetWare systems health, establishes profiles of normal server and application behavior and sends alerts when these profiles are not met. As a result, problems that once may have resulted in computer failure are now resolved
                                       before network users are affected.

VERITAS NerveCenter                    VERITAS NerveCenter is an event management solution that
                                       helps to ensure high levels of network and application
                                       availability by identifying critical problems and launching corrective measures automatically. It functions across all common network devices and applications in UNIX and Windows
                                       NT systems.

               PRODUCT                                         DESCRIPTION
               -------                                         -----------
VERITAS WinINSTALL                     VERITAS WinINSTALL allows businesses to automate software
                                       distribution and standardize versions of software on all
                                       desktop computers across the business enterprise in Windows
                                       95/98, Windows NT and Windows 2000 networks.
VERITAS WinLAND                        VERITAS WinLAND collects detailed information about a
                                       computer workstation's hardware, its configuration and its software. It allows users to automatically identify software on each computer workstation and to scan for and collect
                                       detailed information from unknown files.

  VERITAS Editions

     We have also integrated our solutions in a range of product suites optimized for specific applications including Oracle, Sybase, NFS, SAP and web-based environments. Our integrated solutions, which we call VERITAS Editions, include:

               PRODUCT                                         DESCRIPTION
               -------                                         -----------
VERITAS Database Edition for Oracle    VERITAS Database Edition for Oracle, available in several
                                       configurations, is an integrated suite of several VERITAS
                                       products to deliver improved performance, enhanced
                                       manageability and continuous database access to support the extremely complex and demanding work of database
                                       administrators operating Oracle servers.
VERITAS Database Edition for Sybase    VERITAS Edition for Sybase is an integrated suite of several
                                       VERITAS solutions combined with specialized software agents to support the increasingly complex Sybase database
                                       environment. Certified by Sybase as the only solution to run
                                       Sybase data servers on file systems, it increases system
                                       performance and manageability.

VERITAS Edition for NFS                VERITAS Edition for Network File System, or NFS, is a
                                       comprehensive and cost-effective solution to deliver
                                       superior performance and higher availability for
                                       SPARC/Solaris servers in computing environments that run
                                       both UNIX and Windows. It also meets the demand for improved manageability of these complex networks, and helps to ensure efficient workflow for users.

VERITAS Edition for SAP                VERITAS Edition for SAP, the enterprise management system
                                       used by many global businesses, is an integrated suite of
                                       VERITAS products optimized to deliver high performance,
                                       easier manageability, and continuous access for SAP
                                       environments using Oracle database servers running on
                                       Solaris. It bundles all the advanced features of the
                                       Database Edition for Oracle with the flexibility and
                                       robustness of VERITAS Cluster Server.

VERITAS Edition for Web                VERITAS Edition for Web is designed to optimize the
                                       availability, performance and manageability of web servers, particularly for internet service providers, or ISPs, and
                                       corporate web server administrators. Based on VERITAS data and storage management technologies and customized for
                                       SPARC/Solaris systems, it allows web servers to function
                                       effectively as business critical productivity tools.

SERVICES

     Our customer service and support organization provides customers with maintenance, technical support, consulting and training services. We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success. Most of our customers have support agreements with us that provide for fixed fee, renewable annual maintenance consisting of technical and emergency support, and minor product upgrades free of charge. Our service group provides the following services:

  Maintenance and technical support

     We offer seven day-a-week, 24-hour telephone support, as well as electronic mail and fax customer support. Our customers can choose from a variety of support packages to address their specific needs, ranging from one-time incident charges to comprehensive support services with a dedicated single point of contact at VERITAS for some of our applications. Additional customer support is provided by some of our value-added resellers, system integrators and original equipment manufacturers.

  Consulting

     We believe that most customers need assistance before product selection and not just for the implementation of purchased products. Therefore, we offer strategy and analysis consulting services for planning the management and control of enterprise computing in specific customer environments. In addition, we offer services to assist customers with product implementation. As part of our broad range of services, we believe we offer particular expertise in analyzing network security threats and security policy integrity.

  Training

     We have a worldwide customer education and training organization, which offers training that enables customers to utilize our products, reduces the need for technical support and provides customers with a means to optimize their personnel investment by allowing their technical staff access to high quality, comprehensive instruction. The focus of this organization is aligned with our strategy to offer end-to-end storage management solutions by providing instruction from highly-experienced training professionals either at the customer's location or at one of our multi-platform classrooms.

MARKETING, SALES AND DISTRIBUTION

     We market our products and related services through original equipment manufacturers and a combination of other distribution channels such as direct sales, resellers, value-added resellers, hardware distributors, application software vendors and systems integrators. Original equipment manufacturers incorporate our products into their operating systems on a bundled basis or license them to third parties as an optional product. In most cases, we receive a user license fee for each copy sublicensed by the original equipment manufacturer to third parties. We provide our software products to customers under non-exclusive license agreements, including shrink-wrap licenses for certain products. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our software products to customers. We enter into both object-code only and source-code licenses of our products.

  Microsoft relationship

     In August 1996, we entered into a development and license agreement with Microsoft under which we agreed to develop a version of our Volume Manager product, which Microsoft has called Logical Disk Manager, to be ported to and embedded in version 5.0 of Microsoft's Windows NT operating system, which now has been released as Windows 2000. We do not receive royalties with respect to sales by Microsoft of the embedded product. Our products may not become available for use in, and Microsoft is not required to use our products in, future versions of Windows NT. We cannot assure you that we will realize any benefits from the inclusion of this embedded product in Windows 2000 or future versions of Windows NT. In addition, we authored several other customized versions of our products to be packaged with Windows 2000, such as the backup application, NetBackup, the Removable Storage Services, and the software distribution feature, which was licensed by Microsoft as WinINSTALL LE and is an abridged version of VERITAS WinINSTALL.

  Sun Microsystems relationship

     In January 1997, we entered into a development, license and distribution agreement with Sun Microsystems that provided a new distribution channel for our products. We developed a specialized, integrated version of VERITAS Volume Manager that is bundled with some of Sun Microsystems' storage technologies. The agreement also provided for the license of full versions of some of our products and add-on modules to Sun Microsystems for bundling with some Sun Microsystems products. In August 1998, we amended the agreement and granted Sun Microsystems a license to distribute and sub-license VERITAS NetBackup, VERITAS Storage Migrator and some of the VERITAS Editions. This license is non-exclusive except with respect to certain named resellers for which Sun Microsystems retained exclusive distribution rights. We may not be able to deliver our products to Sun Microsystems in a timely manner despite the dedication of resources to the development of the products. Also, simultaneous sales efforts by Sun Microsystems and ourselves with respect to our products could create channel conflicts. Sun Microsystems is not obligated to sell any of our products under this agreement.

     In November 1999, we announced that Sun Professional Services would be providing our packaged professional services as well as our custom consulting. This is designed to enable Sun Microsystems' and our customers to maximize their system availability through optimal configurations and reliable installations. We cannot assure you that this arrangement will be successful.

  Hewlett-Packard relationship

     In November 1997, we entered into a marketing, engineering and distribution agreement with Hewlett-Packard, under which Hewlett-Packard will offer some of the components of the lite versions, or functional subsets of VERITAS Volume Manager, VERITAS Cluster Volume Manager, VERITAS NetBackup and VERITAS File System with the HP-UX operating system. We will not receive royalties with respect to the lite version of the VERITAS File System embedded in the HP-UX operating system. Hewlett-Packard has become our reseller with respect to some of our products, including full feature versions of the above named products, and we have offered full feature products and value-added products to the HP-UX installed customer base. We may not be able to deliver our products to Hewlett-Packard in a timely manner. Also, it is possible that our deliverables and Hewlett-Packard deliverables under the agreement may not be synchronized in a timely and successful manner, and that Hewlett-Packard may not be an effective reseller of our products. The simultaneous sales efforts by Hewlett-Packard and ourselves with respect to our products could create some channel conflicts. Hewlett-Packard is not obligated to sell our products under this agreement.

     In the fourth quarter of 1999, we dedicated personnel to define and build versions of our products that meet the needs specific to the Hewlett-Packard marketplace, and to further focus our sales and marketing efforts on the Hewlett-Packard sales channel. We cannot assure you that this strategy will be successful.

  Sales, marketing and support organization

     During 1999, we continued to build our sales, marketing and customer support organization with a focus on delivering our products to resellers, integrators and end users and integrating the sales force of the NSMG business. We have sales subsidiaries in Australia, Canada, Japan, Germany, France, the Netherlands, Sweden, Switzerland and the United Kingdom. We have direct sales personnel in North America, Europe, Asia and the Pacific Rim. We also have resellers located in North America, Europe, Asia Pacific, South America and the Middle East.

     We expect to increase the number of our sales, marketing and customer support employees in the future to expand our direct sales efforts to resellers and end users. We may not have the necessary resources to accomplish this. It is also possible that we will not be able to establish and expand these new distribution channels successfully or complete the integration of our sales and marketing efforts successfully. We expect to hire additional sales employees in all regions in 2000. Competition for qualified sales, technical and other personnel is intense, and we may not be able to attract, assimilate or retain additional highly qualified employees in the future. We also may not be able to manage our growth effectively.

  Concentration of customers

     In 1999 and 1997, no customer accounted for more than 10% of our net revenue. Revenue from Sun Microsystems accounted for 12% of our net revenue in 1998.

COMPETITION

     The markets in which we compete are intensely competitive and rapidly changing. Our principal competition in the storage management products area consists of internal development groups of current and prospective original equipment manufacturer customers, which have the resources and capability to develop their own storage management solutions. Relationships between us and the competitors are complex. We have taken a pioneering role with many of our products and technologies. While we may compete with another company for a share of the market, we also may be involved with them, for example, in an effort to set standards for storage area networking technology that benefits the entire industry. The products of some original equipment manufacturers in the operating systems arena include packaged data protection and management applications and features that we compete with. They include:

     - Compaq Computer. Compaq sells several hardware clustering solutions. It also resells ours and other vendors' backup software, and markets UNIX system software that includes file and volume management products.

     - Hewlett-Packard. HP markets a clustering product, MC ServiceGuard, and a backup product, Omniback.

     - IBM. IBM markets backup, file and volume management products. Its disk management and clustering products are primarily used with the AIX operating system.

     - Microsoft. The file system in Microsoft Windows NT competes with VERITAS File System, and the Microsoft Cluster Server with our clustering products.

     - Sun Microsystems. Sun has the Solstice Disk Suite, which competes with VERITAS Volume Manager, but also has an OEM agreement for the VERITAS product. Sun markets a competing file system, Unix File System to run on their version of the UNIX operating system, which is called Solaris, but resells VERITAS File System as well.

     We also encounter competition from other third party software vendors and hardware companies offering products that incorporate some of the features provided by our products, and from disk controller and disk subsystem manufacturers that have included or may include similar features.

     Our primary competitors in the storage management products area include the following, grouped by product type:

  Backup and data protection

     - Computer Associates, Cheyenne division, for its ARCserve product

     - EMC for its Enterprise Data Manager product

     - Hewlett-Packard for its Omniback product

     - IBM for its ADSTAR Distributed Storage Manager product and its Tivoli division

     - Legato Systems for its BudTool, NetWorker and GEMS products

     - Sterling Software for its Alexandria Network Librarian product

     - StorageTek for its REELbackup product

  File and volume management

     - Hewlett-Packard for its Logical Volume Manager

     - IBM for its file system and Logical Volume Manager

     - Microsoft for the NT File system

     - Sun Microsystems for its Solstice Disk Suite and Unix File System

  Clustering and replication

     - EMC for its Symmetrix Remote Data Facility replication product

     - Hewlett-Packard for its MC ServiceGuard product

     - Legato Systems for its FullTime HA Plus and FullTime Clusters

     - Microsoft for its Microsoft Cluster Server

     - Sun Microsystems for its Sun Cluster product

     Our competitors in the areas of remote backup technologies and electronic data vaulting services include Atrieva, Connected Corp., Core Data and STAC Inc. These competitors are Windows NT-centric and differ in the degree of system backup and recovery provided to users, with some companies offering data file set backup and recovery capability only.

     The principal competitive factors in our industry include price, product functionality, product integration, platform coverage and ability to scale, worldwide sales infrastructure and global technical support. We believe we compete favorably in each of these areas relative to our competitors.

     Many of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. We expect that the market for storage management software, which has been large and fragmented historically, will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As the storage management software market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners.

     Our success will depend on our ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

RESEARCH AND DEVELOPMENT

     Our research and development efforts have been directed toward developing new products for UNIX and Windows NT, developing new features and functionality for existing products, integrating products in the existing product line and porting new and existing products to different operating systems.

     Our major research and development initiatives include:

     - Additional integration of the full family of storage management products, including further integration of VERITAS Volume Manager, VERITAS File System and VERITAS NetBackup;

     - Development of additional Linux versions of our products;

     - Development of additional clustering products; and

     - Development of additional storage area network products.

     Each of these initiatives involves technical and competitive challenges, which we may not be able to overcome successfully.

  Development work under Microsoft and Sun Microsystems agreements

     Our agreement with Microsoft requires us to develop a version of our Volume Manager product, which Microsoft has called Logical Disk Manager, to be ported to and embedded in Windows 2000, which is effectively version 5.0 of Windows NT. The agreement also requires us to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft is providing funding for a significant portion of the development expenses for this product payable in quarterly increments. In order to perform under the agreement, we have hired additional personnel with expertise in the Windows NT operating system environment and are devoting capital investment and resources to complete this project successfully.

     Our agreements with Sun Microsystems and Hewlett-Packard also impose development obligations on us. We are required to commit staffing to our projects with these original equipment manufacturers. We may not have the resources necessary to perform our obligations under these agreements and our development efforts may not be as successful as planned.

  Size and location of research and development group

     As of December 31, 1999, our research and development staff consisted of 767 employees located at our Mountain View, California headquarters and at our other facilities in North America. In addition, our subsidiary in Pune, India employed 186 engineers.

  Research and development expenditures

     We had research and development expenses of $94.5 million in 1999, $40.2 million in 1998 and $25.2 million in 1997. These amounts exclude $104.2 million in 1999 and $0.6 million in 1998 for in-process research and development charges in connection with acquisitions. We believe that technical leadership is essential to our success and expect to continue to commit substantial resources to research and development. Our future success will depend in large part on our ability to enhance existing products, respond to changing customer requirements and develop and introduce new products in a timely manner that keep pace with technological developments and emerging industry standards. We continue to make substantial investments in undisclosed new products, which may or may not be successful. We may not complete these research and development efforts successfully and therefore, future products may not be available on a timely basis or achieve market acceptance.

  Need to hire research and development personnel

     We need to hire additional research and development personnel to complete new products on a timely basis, including the adaptation of our products to Windows NT and performance of obligations to key original equipment manufacturer partners. The market for these personnel is very competitive and we cannot assure you that we can hire them on a timely basis or at all. We may consider acquiring and purchasing technology to achieve some of our objectives, but we may not be able to accomplish this successfully.

  Effect of technological advances

     From time to time, we or our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products could cause customers to defer purchasing our existing products. We have from time to time in the past experienced delays of up to several months due to the complex nature of software developed by us and other software developers for whose systems or applications we offer products. We could experience delays in connection with our current or future product development activities. Any of these delays could harm our business.

PROPRIETARY RIGHTS

  Measures we take to protect our intellectual property

     We regard some of the features of our internal operations, software and documentation as proprietary and rely on contract, copyright, patent, trademark and trade secret laws, confidentiality procedures and other measures to protect our proprietary information. Other than the patents acquired in the NSMG and TeleBackup combinations as described below, we currently hold no patents applicable to our current business, although we have filed several applications for patents. Existing copyright and trade secret laws afford only limited protection.

     As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. These licenses are generally non-transferable and have a perpetual term.

  Infringement risks

     We make source code available for some of our products. The provision of source code may increase the likelihood of misappropriation or other misuse of our intellectual property. We also license some of our products under shrink wrap license agreements that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Thus, protection of our proprietary rights may not be adequate. Our competitors also could independently develop technology similar to our technology.

  Litigation risks

     We are not aware that our products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, we receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. We may find it necessary or desirable in the future to obtain licenses from third parties relating to one or more of our products or relating to current or future technologies. Third parties could assert infringement claims against us in the future with respect to current or future products. Any assertion could require us to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. We expect any claims, with or without merit, could be time consuming and expensive to defend.

     It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our products is difficult and, although we are unable to determine the extent to which piracy of our software products exists, we expect software piracy could be a persistent problem.

  Trademarks

     VERITAS and the VERITAS logo are registered trademarks in the United States. Our other trademarks include:

- VERITAS Backup Exec;
- VERITAS Cluster Server;
- VERITAS Cluster Volume Manager;
- VERITAS ClusterX;
- VERITAS Database Edition for Oracle(R);
- VERITAS Database Edition for Sybase(R);
- VERITAS Desktop Management Suite;
- VERITAS Edition for NFS(R);
- VERITAS Edition for SAP(R);
- VERITAS Edition for Web;
- VERITAS File System;
- VERITAS First Watch for Sun(R);
- VERITAS Foundation Suite;
- VERITAS Global Data Manager;
- VERITAS ManageExec;
- VERITAS NerveCenter;
- VERITAS NetBackup;
- VERITAS NetBackup BusinesServer;

- VERITAS Replication Exec;
- VERITAS Storage Migrator;
- VERITAS Storage Replicator for File Systems;
- VERITAS Storage Replicator for Volume
  Manager;
- VERITAS TeleBackup;
- VERITAS Volume Manager;
- VERITAS WinINSTALL; and
- VERITAS WinLAND.

  Patents and patent applications

     We have 16 U.S. patents and 8 patent applications, including patents and rights to patent applications acquired from the NSMG business, TeleBackup and NuView. Any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

EMPLOYEES

     As of December 31, 1999, we had 2,974 full-time employees, including 953 in research and development, 1,694 in sales, marketing, consulting and customer support and 327 in finance and administrative services. We expect to hire a significant number of new employees in 2000, particularly in research and development and in sales, marketing, consulting and customer support. We have not entered into any collective bargaining agreement with our employees, and believe that our relations with our employees are good. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.
EXECUTIVE OFFICERS

     The following table sets forth information with respect to persons who served as our executive officers as of December 31, 1999.

             NAME                AGE                            POSITIONS
             ----                ---                            ---------
Mark Leslie....................  54    Chief Executive Officer and Chairman of the Board
Geoffrey W. Squire.............  52    Executive Vice President and Vice-Chairman of the Board
Fred van den Bosch.............  52    Executive Vice President, Engineering and Director
Peter J. Levine................  39    Executive Vice President, Strategic Operations
Paul A. Sallaberry.............  43    Executive Vice President, Worldwide Sales
Kenneth E. Lonchar.............  42    Senior Vice President, Finance and Chief Financial Officer
Jay A. Jones...................  45    Senior Vice President, Chief Administrative Officer and
                                       Secretary

     Mr. Leslie is our Chief Executive Officer and Chairman of the Board. Mr. Leslie has served as Chief Executive Officer of VERITAS or our predecessors since 1990 and as a director since 1988. Mr. Leslie is also Chairman of the Board of Versant Corporation, an object management solutions company, and serves on the board of directors of Brocade Communications Systems, Inc., a supplier of storage area network software, and on the board of directors of Keynote Systems, Inc., a supplier of Internet performance measurement and diagnostic services.

     Mr. Squire has served as Executive Vice President and Vice Chairman of the Board of VERITAS or our predecessors since April 1997, when VERITAS merged with OpenVision Technologies, Inc. Mr. Squire became a director of OpenVision in 1994 and was appointed Chief Executive Officer of OpenVision in July 1995. From November 1994 to June 1995, he was President and Chief Operating Officer at OpenVision. Mr. Squire was President of the U.K. Computing Services and Software Association in 1994 and, in 1995, was elected as the founding President of the European Information Services Association. Mr. Squire also serves as a director of Industri-Mathematik International Corp.

     Mr. van den Bosch has served as Executive Vice President, Engineering of VERITAS or our predecessors since July 1997. Mr. van den Bosch served as our Senior Vice President, Engineering from 1991 to July 1997 and was appointed as a director in February 1996. From 1970 until 1990, he served in various positions with Philips Information Systems, including Director of Technology.

     Mr. Levine has served as our Executive Vice President, Strategic Operations since December 1999, after serving as Senior Vice President, Strategic Operations of VERITAS or our predecessors from January 1999 to December 2000 and Senior Vice President, OEM Sales from December 1997 to December 1998. Mr. Levine served as a senior executive of VERITAS from 1995 to December 1997.

     Mr. Sallaberry has served as our Executive Vice President, Worldwide Sales since December 1999 after serving as Senior Vice President, Worldwide Sales of VERITAS or our predecessors from July 1997 to December 1999, and Vice President, North American Sales from April 1997 to July 1997. Mr. Sallaberry was OpenVision's Senior Vice President of Sales from 1992 until 1994. Mr. Sallaberry rejoined OpenVision in 1995 as Senior Vice President of North American Operations.

     Mr. Lonchar has served as Chief Financial Officer of VERITAS or our predecessors since April 1997 and as our Senior Vice President, Finance since January 1999. Mr. Lonchar served as our Vice President, Finance from April 1997 until January 1999. Mr. Lonchar was Chief Financial Officer and Senior Vice President of OpenVision from December 1995 until the merger with VERITAS in April 1997. Prior to joining OpenVision, Mr. Lonchar was Vice President, Finance and Administration and Chief Financial Officer of Microtec Research, Inc., a publicly-traded software company, for seven years. Mr. Lonchar is a certified public accountant. Mr. Lonchar also serves on the board of directors of Geoworks Corporation, a provider of mobile e-commerce and information services and software.

     Mr. Jones has served as Senior Vice President, Chief Administrative Officer and Secretary of VERITAS or our predecessors since January 1999. Mr. Jones served as our Vice President, General Counsel and Secretary from April 1997 to January 1999. Mr. Jones joined OpenVision as General Counsel in 1993 and was appointed Vice President, General Counsel and Secretary in 1994 and served in those capacities until the merger with VERITAS in April 1997. Mr. Jones is a member of the California Bar Association.

ITEM 2. PROPERTIES

     Our executive offices are located in Mountain View, California. Our principal facilities are located in Mountain View, California and Heathrow, Florida. Large portions of our facilities are occupied under leases that expire at various times through 2012. The table below shows the approximate square footage of the premises that we lease as of December 31, 1999, excluding approximately 39 executive suites.

                                                           APPROXIMATE
                                                             SQUARE
                        LOCATION                             FOOTAGE
                        --------                           -----------
North America
  California.............................................    281,946
  Colorado...............................................     26,951
  Florida................................................    139,904
  Georgia................................................      8,863
  Illinois...............................................     10,027
  Maryland...............................................      4,685
  Massachusetts..........................................     37,760
  Minnesota..............................................     62,420
  New Jersey.............................................     11,125
  North Carolina.........................................      8,836
  Texas..................................................     12,660
  Virginia...............................................     12,441
  Washington.............................................     32,848
  Canada.................................................     18,526
                                                             -------
     Total North America.................................    668,992
                                                             -------

                                                           APPROXIMATE
                                                             SQUARE
                        LOCATION                             FOOTAGE
                        --------                           -----------
Europe
  France.................................................      8,264
  Germany................................................     31,619
  Ireland................................................     10,000
  Sweden.................................................      4,225
  United Kingdom.........................................     65,000
                                                             -------
     Total Europe........................................    119,108
                                                             -------
Asia
  Australia..............................................      5,747
  China..................................................      6,907
  Hong Kong..............................................      2,580
  India..................................................     33,229
  Japan..................................................      3,462
  Malaysia...............................................      2,840
  Singapore..............................................        670
                                                             -------
     Total Asia..........................................     55,425
                                                             -------
          Total..........................................    843,525
                                                             =======

     California facilities exclude approximately 44,361 square feet of space that we sublease to others. Illinois facilities exclude approximately 17,135 square feet of unoccupied space, and Florida facilities exclude approximately 5,000 square feet of unoccupied space. Facilities in England exclude approximately 8,365 square feet of space that we sublease to others.

     We recently amended and revised our operating lease arrangement for a new 425,000 square foot campus facility in Mountain View, California. We expect to occupy this facility beginning in the second quarter of 2001. We also recently entered into an operating lease arrangement for our existing facilities in Roseville, Minnesota. We expect to improve and expand our existing facilities of approximately 62,000 square feet and to develop adjacent property adding approximately 260,000 square feet to the campus. We expect the first phase of approximately 142,000 square feet to be completed in the second quarter of 2001.

ITEM 3. LEGAL PROCEEDINGS

     We are not subject to any material legal proceedings at this time. We may in the future become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is listed on the Nasdaq National Market under the symbol "VRTS." The table below shows the range of reported last sale prices on the Nasdaq National Market for our common stock, including our predecessor corporation, for the periods indicated. We have adjusted all prices to reflect our stock splits effected as stock dividends through March 6, 2000.

                                                              HIGH      LOW
                                                             ------    ------
1998
  First Quarter............................................  $ 8.76    $ 6.09
  Second Quarter...........................................    9.66      7.61
  Third Quarter............................................   12.92      9.33
  Fourth Quarter...........................................   14.22      5.82
1999
  First Quarter............................................  $19.65    $13.55
  Second Quarter...........................................   21.59     14.25
  Third Quarter............................................   35.67     20.86
  Fourth Quarter...........................................   95.42     32.95

     As of February 29, 2000, there were approximately 552 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 102,000.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, to fund development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from our consolidated financial statements. Share and per share data applicable to prior periods has been restated to give retroactive effect to our stock splits effected as stock dividends through March 6, 2000. This data should be read in conjunction with the consolidated financial statements and notes thereto, and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1999        1998       1997       1996       1995
                                         ---------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
Total net revenue......................  $ 596,112   $210,865   $121,125   $ 72,746   $ 47,826
Amortization of developed technology...     35,659         --         --         --         --
Amortization of goodwill and other
  intangibles..........................    510,943         --         --         --         --
Acquisition and restructuring costs....     11,000         --      8,490         --         --
In-process research and development....    104,200        600         --      2,200         --
Income (loss) from operations..........   (475,237)    53,668     20,076     11,858      1,193
Net income (loss)......................   (502,958)    51,648     22,749     12,129      2,371
Net income (loss) per share -- basic...  $   (1.59)  $   0.24   $   0.11   $   0.06   $   0.01
Net income (loss) per
  share -- diluted.....................  $   (1.59)  $   0.22   $   0.10   $   0.06   $   0.01
Number of shares used in computing per
  share amounts -- basic...............    316,892    211,558    205,300    193,617    181,590
Number of shares used in computing per
  share amounts -- diluted.............    316,892    232,519    222,716    209,228    193,780

                                                          AS OF DECEMBER 31,
                                       --------------------------------------------------------
                                          1999        1998       1997       1996        1995
                                       ----------   --------   --------   ---------   ---------
                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital......................  $  631,036   $198,842   $188,578   $  67,413   $  23,451
Total assets.........................   4,233,277    349,117    241,880      94,524      48,100
Long-term obligations................     451,640    100,773    100,911       1,468       6,205
Accumulated deficit..................    (532,374)   (29,416)   (81,064)   (103,813)   (115,942)
Stockholders' equity.................   3,393,061    169,854    104,193      74,955      23,602

     In 1999, we acquired the NSMG business, TeleBackup and NuView. Because we accounted for the NSMG, TeleBackup and NuView acquisitions using the purchase method of accounting, we recorded developed technology, goodwill and other intangible assets of approximately $3,754.9 million in total. These assets are being amortized over their estimated useful life of four years, and result in charges to operations of approximately $234.8 million per quarter. We also recorded one-time non-cash charges of $104.2 million in our statements of operations in 1999, related to the write-off of in-process research and development. We also recorded a one-time restructuring charge in 1999 of $11.0 million related primarily to costs for our duplicative facilities that we plan to vacate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains forward-looking statements that involve numerous risks and uncertainties which are described throughout this Form 10-K. Such forward-looking statements consist of statements that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. The actual results that VERITAS achieves may differ materially from those anticipated by any forward-looking statements due to risks and uncertainties such as those described below under "Factors That May Affect Future Results."

OVERVIEW

     VERITAS is a leading independent supplier of storage management software. Storage management software has grown significantly in importance and market impact during the last few years. Computing operations have moved from being part of the infrastructural background of a business enterprise to being a critical component in the success of a business, particularly given businesses' requirements that data remain protected and accessible at all times. Our products help our customers manage complex and diverse computing environments efficiently and cost-effectively, by making sure that their data is protected, can be accessed at all times, and can be managed and used in compliance with business policies. Our products help to improve the levels of centralization, control, automation and manageability in computing environments, they allow information technology, or IT, managers to be significantly more effective with constrained resources and limited budgets. Our products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers and end users to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. They provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations and are highly scalable in order to keep up with the rapid growth of data and technologies deployed in businesses.

     We develop and sell products for most popular operating systems, including versions of UNIX and Windows NT. Our software solutions are used by customers across a broad spectrum of industries, including many leading global corporations and e-commerce businesses. We also provide a full range of services to assist our customers in planning and implementing their storage management solutions.

     We market our products and services to original equipment manufacturers and end user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

     We derive user license fee revenue from shipments of our software products to end-user customers through direct sales channels, indirect sales channels and original equipment manufacturer customers. Our original equipment manufacturer customers either bundle our products with the original equipment manufacturer products licensed by such original equipment manufacturers or offer them as options. Some original equipment manufacturers also resell our products. We receive a royalty each time the original equipment manufacturer licenses to a customer a copy of the original equipment manufacturer's products that incorporates one or more of our products. Our license agreements with our original equipment manufacturer customers generally contain no minimum sales requirements and we cannot assure you that any original equipment manufacturer will either commence or continue shipping operating systems incorporating our products in the future. When we enter into new agreements with original equipment manufacturer customers and resellers, a significant period of time may elapse before we realize any associated revenue, due to development work that we must generally undertake under these agreements and the time needed for the sales and marketing organizations within these customers and distributors to become familiar with and gain confidence in our products. Approximately 20%, 26% and 29% of our net revenue was generated from original equipment manufacturer business during 1999, 1998 and 1997.

     Our services revenue consists of fees derived from annual maintenance agreements, from consulting and training services and from porting fees. Original equipment manufacturer maintenance agreements covering our products provide for technical and emergency support and minor unspecified product upgrades for a fixed annual fee. Maintenance agreements covering products that are licensed through channels other than original equipment manufacturers provide for technical support and unspecified product upgrades for an annual service fee based on the number of user licenses purchased and the level of service subscribed. Porting fees consist of fees derived from porting and other non-recurring engineering efforts when we port, or adapt, our storage management products to an original equipment manufacturer's operating system and when we develop new product features or extensions of existing product features at the request of a customer. In most cases, we retain the rights to technology derived from porting and non-recurring engineering work and therefore generally perform this work on a relatively low, and sometimes negative, margin.

     We have made, and intend to continue to make, substantial investments in porting our products to new operating systems, including Windows NT. The success of Windows NT product development efforts depends in part on receipt of development funding from third parties, including Microsoft, and failure to receive such funding could hamper our efforts to extend our products into the Windows NT market. The porting and development process requires substantial capital investment and our allocation of substantial employee resources to this effort, and our added focus on Windows NT development in recent years has required, and will continue to require, us to hire additional personnel. Under an agreement with Microsoft, we have agreed to develop a functional subset of our Volume Manager product that will be ported to and embedded in Windows NT. The agreement also requires us to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft has provided us with significant funding toward this development effort. We recognize revenue under our development contract with Microsoft on a percentage-of-completion basis consistent with our policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue recognition does not directly correlate to contract billings. The Microsoft agreement requires us to expand our marketing and sales operations to deal with higher volume markets in which we have limited experience.

     Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 24% of our total revenue in 1999, 26% of our total revenue in 1998 and 27% of our total revenue in 1997. Our international revenue increased 167% to $144.9 million in 1999 from $54.2 million in 1998, and 65% from $32.8 million in 1997. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries' functional currency, the relative impact of exchange rates on net income or loss is less than the impact on revenues. Although our operating and pricing strategies take into account changes in exchange rates over time, our operating results may be affected in the short term by fluctuations in foreign currency exchange rates. Our international subsidiaries purchase licenses for resale from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on our books in the foreign currency that existed at the time of the transaction. These receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to the functional currency at the then current rate, or "marked to market", which may give rise to currency remeasurement gains and losses. Such gains or losses are recognized on our statement of operations as a component of other income, net. To date, such gains or losses have not been material.

     We believe that our success depends upon continued expansion of our international operations. We currently have sales and service offices and resellers located in North America, Europe, Asia Pacific, South America and the Middle East and a development center in India. International expansion will require us to establish additional foreign offices, hire more personnel and recruit new international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that we are unable to meet these additional requirements, growth in international sales will be limited, which would have an adverse effect on our business, operating results and financial condition. International operations also subject us to a number of risks inherent in developing and selling products outside the United States, including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability. Furthermore, some global markets, including Asia, Russia and Latin America, are currently undergoing significant economic turmoil that could result in deferral of purchase of information technology products and services by potential customers located in such markets, thereby further limiting our ability to expand international operations.

     On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. On June 1, 1999 we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView. In the following paragraphs, all share and per share data have been restated to give retroactive effect to our stock splits effected as stock dividends through March 6, 2000.

     The NSMG business develops and markets software products and provides related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. Its products offer features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution of assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and their respective subsidiaries, and based on the average closing price of our common stock of $20.26 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, we issued 155,583,486 shares of our common stock to Seagate Software, Inc. and issued options to purchase 15,626,358 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and we are incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For 1999, we recorded $482.5 million for the amortization of goodwill and other intangibles, and $34.1 million for the amortization of developed technology related to this acquisition.

     Acquisition-related costs consist of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximate $11.7 million. At December 31, 1999, $17.4 million in direct transaction costs, $0.3 million in operating lease commitments on duplicative facilities and $1.8 million in involuntary termination benefits were paid against the acquisition-related costs accrual and $11.7 million of non-cash involuntary termination benefits were charged against the acquisition-related costs accrual. The remaining acquisition-related costs accrual of $12.2 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013. In addition, we recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that we plan to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits relate to the salary and fringe benefit expense for terminated employees in research and development. The involuntarily terminated employees represented 2% of the global workforce. At December 31, 1999, $0.9 million in severance costs were paid against the restructuring charge accrual and $0.9 million of write-off of redundant equipment and leasehold improvements had been written off. The remaining restructuring charge accrual of $9.2 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

     TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became our wholly-owned subsidiary in exchange for the issuance of 6,842,795 shares of either our common stock or exchangeable shares to the holders of TeleBackup common shares and the exchange of options to purchase 154,706 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we are incurring charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of our common stock of $19.60 per share for 5 days before and after June 1, 1999, the measurement date for the transaction, the total purchase price for TeleBackup was $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At December, 1999, of the total $6.2 million acquisition costs, we paid $5.3 million in direct transaction costs with the majority of the remaining $0.9 million anticipated to be utilized by August 2000. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For 1999, we recorded $20.1 million for amortization of goodwill and other intangibles, and $1.0 million for the amortization of developed technology related to this acquisition.

     Under an asset purchase agreement, we acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we are incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million payable in cash, of which $11.4 million has been paid. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For 1999, we recorded $8.1 million for amortization of goodwill and other intangibles, and $0.3 million for the amortization of developed technology related to this acquisition.

     On April 25, 1997, we merged with OpenVision Technologies, Inc. which we refer to as OpenVision. The OpenVision merger was accounted for as a "pooling of interests" for financial reporting purposes. As a result of the OpenVision merger, we incurred charges to operations of $8.5 million in 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the OpenVision merger. Of the total charge, $1.2 million resulted from the write-down of redundant assets and facilities, primarily consisting of intangible assets related to a prior acquisition that became redundant as a result of OpenVision having a similar product line. The remaining $7.3 million, involving banking, legal and accounting fees and other direct costs and payments in connection with the elimination of duplicative facilities, was fully paid as of December 31, 1999.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in our statements of operations expressed as a percentage of total revenue.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Net revenue:
  User license fees.........................................   84%     80%     79%
  Services..................................................   16      20      21
                                                              ---     ---     ---
          Total net revenue.................................  100     100     100
Cost of revenue:
  User license fees.........................................    4       4       4
  Services..................................................    6      10      10
  Amortization of developed technology......................    6      --      --
                                                              ---     ---     ---
          Total cost of revenue.............................   16      14      14
                                                              ---     ---     ---
Gross profit................................................   84      86      86
Operating expenses:
  Selling and marketing.....................................   37      36      35
  Research and development..................................   16      19      21
  General and administrative................................    6       5       7
  Amortization of goodwill and other intangibles............   86      --      --
  Acquisition and restructuring costs.......................    2      --       7
  In-process research and development.......................   17      --      --
                                                              ---     ---     ---
          Total operating expenses..........................  164      60      70
                                                              ---     ---     ---
Income from operations......................................  (80)     26      16
Interest and other income, net..............................    4       6       4
Interest expense............................................   (2)     (3)     (1)
                                                              ---     ---     ---
Income before income taxes..................................  (78)     29      19
Provision for income taxes..................................    6       4       1
                                                              ---     ---     ---
Net income..................................................  (84)%    25%     18%
                                                              ===     ===     ===

  Net Revenue

     Net revenue increased 183% to $596.1 million in 1999 from $210.9 million in 1998, when it increased 74% from $121.1 million in 1997. While we believe that the percentage increases in net revenue achieved in these periods are not necessarily indicative of future results, we expect net revenue to continue to grow in 2000. Our revenue comprises user license fees and service revenue.

     User License Fees. User license fees increased 197% to $498.0 million in 1999 from $167.7 million in 1998, when it increased 75% from $95.7 million in 1997. The increase in 1999 was primarily the result of the acquisition of NSMG in the second quarter of 1999, continued growth in market acceptance of our software products, a greater volume of large end-user transactions, increased revenue from original equipment manufacturers, or OEMs, resales of bundled and unbundled products and the introduction of new products. The increase in 1998 was primarily the result of the continued growth in market acceptance of our software products, a greater volume of large end-user transactions, increased revenue from OEM resales of bundled and unbundled products and the introduction of new products. In particular, our user license fees from storage products increased by approximately 187% in 1999 from 1998, and accounted for 86% of user license fees in 1999, 88% of user license fees in 1998 and 89% of user license fees in 1997.

     Service Revenue. We derive our service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting services, training services and porting fees. Porting fees are derived from funded development efforts that are typically associated with our agreements with original equipment manufacturers. Service revenue increased 127% to $98.1 million in 1999, from $43.2 million in 1998, when it increased 70% from $25.4 million in 1997. The increases in both 1999 and 1998 were primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses, an increase in demand for consulting and training services and, to a lesser extent in 1999, the acquisition of NSMG in the second quarter of 1999. We expect that service revenue will continue to grow as a percentage of our net revenue.

  Cost of Revenue

     Cost of revenue increased 221% to $94.6 million in 1999 from $29.5 million in 1998, when it increased 79% from $16.4 million in 1997. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of revenue is the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions. The estimated useful life of the developed technology acquired is four years and we expect the amortization to be approximately $15.1 million per quarter. Cost of user license fees (including amortization of developed technology) increased 541% to $56.4 million in 1999 from $8.8 million in 1998, and increased 86% in 1998 from $4.7 million in 1997. The increase in 1999 was primarily the result of the amortization of developed technology, and to a lesser extent, a larger percentage of license fees being generated from the sale of products with higher royalty rates. We pay royalties for certain technology licensed from others and incorporated in our products. The increase in 1998 was primarily the result of a larger percentage of license fees being generated from the sale of products with higher royalty rates. Gross margin on user license fees decreased to 89% in 1999 and remained constant at 95% in 1998 and 1997. The decrease in gross margin on user license fees in 1999 was due to the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin would have been 96% in 1999. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. We do not expect gross margin on user license fees to increase.

     Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers, and development efforts in porting. Cost of service revenue increased 85% to $38.2 million in 1999 from $20.7 million in 1998, and increased 76% in 1998 from $11.7 million in 1997. Gross margin on service revenue was 61% in 1999, 52% in 1998 and 54% in 1997. The increase in absolute dollars was due primarily to personnel additions in our customer support, training and consulting organizations, in anticipation of increased demand for such services. The gross margin improvement in 1999 was the result of increased productivity and higher service revenue growth due to support fees from a larger installed customer base.

  Operating Expenses

     The NSMG and the TeleBackup acquisitions have contributed to increases in all operating expense categories. However, due to the integration that has taken place to date, it is not possible to quantify the portion of the increase that is related directly to these acquisitions.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 191% to $222.0 million in 1999 from $76.4 million in 1998, and increased 78% in 1998 from $42.9 million in 1997. Selling and marketing expenses as a percentage of net revenue remained relatively consistent at 37% in 1999, 36% in 1998 and 35% in 1997. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing and, to a lesser extent, increased costs associated with new marketing programs. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, we expect our selling and marketing expenses to increase in absolute dollars but not necessarily change significantly as a percentage of net revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 135% to $94.5 million in 1999 from $40.2 million in 1998, and increased 60% in 1998 from $25.2 million in 1997. The increases were due primarily to increased staffing levels associated with new hires and our acquisitions and expansion of development efforts for new technology. As a percentage of net revenue, research and development expenses decreased to 16% in 1999 from 19% in 1998 and 21% in 1997. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses will continue to increase in absolute dollars in future periods and may increase slightly as a percentage of net revenue. Research and development expenses can be expected to fluctuate from time to time to the extent that we make periodic incremental investments in research and development and our level of revenue fluctuates.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 225% to $34.2 million in 1999 from $10.5 million in 1998, and increased 31% in 1998 from $8.0 million in 1997. General and administrative expenses as a percentage of revenue were 6% in 1999, 5% in 1998 and 7% in 1997. The increases in absolute dollars in 1999 and 1998 were due to additional personnel costs, including additional personnel related to the acquisitions in the second quarter of 1999, and, to a lesser extent, to an increase in the provision for the allowance for doubtful accounts and other expenses associated with enhancing our infrastructure to support expansion of our operations. We expect general and administrative expenses to increase in absolute dollars, but not to change significantly as a percentage of net revenue, as we expand our operations.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $510.9 million in 1999. This amount for the most part represents seven months of amortization of goodwill, distribution channels, trademarks and other intangibles assets recorded upon the acquisitions of NSMG and TeleBackup and five months of amortization of goodwill and other intangibles assets recorded upon the acquisition of NuView. The estimated useful life of the goodwill and the other intangibles is four years and we expect the amortization to be approximately $219.7 million per quarter.

     Acquisition and restructuring costs. In 1999, upon the acquisition of NSMG, we recorded a one-time charge to acquisition and restructuring costs of $11.0 million, which included approximately $9.7 million in exit costs with respect to duplicative facilities that we plan to vacate and approximately $1.3 million in severance benefits.

     Acquisition and restructuring costs are summarized below (in thousands):

                                                                    CASH PAYMENTS OR
                                                 PROVISION        NON-CASH CHARGES FROM    ACCRUED AS OF
                                                RECORDED AT        ACQUISITION DATE TO      DECEMBER 31,
                                              ACQUISITION DATE      DECEMBER 31, 1999           1999
                                              ----------------    ---------------------    --------------
Cancellation of facility leases and other
  contracts.................................      $ 8,717                $    --               $8,717
Involuntary termination benefits............        1,335                   (897)                 438
Write off of redundant equipment and
  leasehold improvements....................          948                   (948)                  --
                                                  -------                -------               ------
                                                  $11,000                $(1,845)              $9,155
                                                  =======                =======               ======

     Of the accrued balance as of December 31, 1999, $8.7 million relates to servicing operating lease payments or negotiated buyout of operating lease commitments on duplicative facilities, the lease terms of which will expire at various times through the year 2012. The remaining $0.4 million is expected to be utilized by May 2000.

     In 1997, as a result of the OpenVision merger, we incurred charges of $8.5 million, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the OpenVision merger. Of the total charge, $1.2 million resulted from the write-down of redundant assets and facilities, primarily consisting of intangible assets related to a prior acquisition which were redundant as a result of OpenVision having a similar product line. The remaining $7.3 million, involving banking, legal and accounting fees and other direct costs in connection with the elimination of duplicative facilities, was fully paid as of December 31, 1999.

     In-Process Research and Development. In-process research and development was $104.2 million in 1999. This amount represents one-time charges of $101.2 million recorded upon the acquisition of NSMG in May 1999, $1.9 million recorded upon the acquisition of TeleBackup in June 1999 and $1.1 million recorded upon the acquisition of certain assets of NuView in August 1999.

     We obtained outside valuations for these acquisitions, and values were assigned to developed technology, in-process research and development and other intangibles. The fair value of the in-process research and development for each of the acquisitions was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the characteristics and applications of the technology; the complexity, cost and time to complete the remaining development efforts; any alternative future use or current technological feasibility; and the stage of completion. The projected future cash flows from the projects under development were based on management's estimates of revenues and operating profits related to the projects. Revenues on the projects related to in-process research and development were estimated to begin in 1999 through 2003, with the majority of the revenues occurring between 2000 and 2002. The risk-adjusted discount rate applied to after-tax cash flows was 20%, compared to an estimated weighted-average cost of capital of 15%. We believe the amounts determined for in-process research and development are representative of fair value and do not exceed the amounts an independent third party would pay for the projects assumed.

     The total charge for in-process research and technology was estimated to be $101.2 million, for the NSMG acquisition, completed in May 1999. Seven in-process research and development projects were identified and valued, with two projects under the data protection product group that accounted for approximately 71% of the value assigned to in-process research and development. The data protection software products provide backup and restore functions, including scheduled automated unattended data backup operations. The remaining products identified and valued were under the application solutions and replication product groups. The application solutions software provides scaleable solution for managing the behavior of different types of networks worldwide from one central location and the replication software products deliver flexible and intelligent data replication for Windows NT environments. Costs to complete all of the NSMG in-process research and development projects were estimated to be $6.0 million. At the date of acquisition, the development of all products ranged from 48% to 90% complete and averaged approximately 76% complete, with expected completion dates through December 1999. At December 31, 1999, the completion and release of some products have been delayed through May 2000. We do not expect the delays to have any significant impacts on our return on investments, results of operations or financial position. At December 31, 1999, we estimate approximately $1.5 million to complete the development of the in-process research and development projects acquired from NSMG.

     All in-process research and development projects related to the TeleBackup and NuView acquisitions were individually insignificant and were completed or abandoned as of December 31, 1999.

     Interest and Other Income, Net. Interest and other income, net increased to $23.3 million in 1999 from $11.8 million in 1998, and $4.9 million in 1997. The increases were due primarily to increased amounts of interest income attributable to the higher level of funds available for investment, primarily from the issuance of the convertible subordinated notes in October 1997 and August 1999 and, to a lesser extent, from the net cash provided by operating activities. Foreign exchange transaction gains and losses that are included in other income, net, have not had a significant effect on our results of operations.

     Interest Expense. Interest expense increased to $15.7 million in 1999 from $5.7 million in 1998, and $1.2 million in 1997. Interest expense in 1999, 1998 and 1997 consists primarily of interest accrued under the

1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997.

     Income Taxes. We had effective tax rates of negative 8% in 1999, positive 14% in 1998 and positive 4% in 1997. Our 1999 effective tax rate was negative and differed from the combined federal and state statutory rates primarily due to acquisition related charges that were non-deductible for tax purposes. Our 1998 and 1997 effective tax rates were lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carryforwards, other credit carryforwards and reduction of the valuation allowance on deferred income taxes, offset by the impact of state and foreign taxes.

     New Accounting Pronouncements. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 Software Revenue Recognition to require recognition of revenue using the "residual method" when certain criteria are met. We will be required to implement these provisions of SOP 98-9 for our fiscal year ending December 31, 2000. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2. We do not believe the impact of SOP 98-9 will be material to our financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to implement SFAS No. 133 as of the beginning of our fiscal year 2001. Our foreign currency exchange rate hedging activities have been insignificant to date and we do not believe that the impact of SFAS No. 133 will be material to our financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term investments totaled $692.4 million at December 31, 1999 and represented 69% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. At December 31, 1999, we had $451.6 million of long-term obligations and stockholders' equity was approximately $3,393.1 million.

     Net cash provided from operating activities was $144.0 million in 1999, $62.8 million in 1998 and $26.8 million in 1997. The increase in 1999 cash provided by operating activities resulted primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, partially offset by an increase in accounts receivable, as a result of our overall revenue growth. The increase in 1998 cash provided by operating activities resulted primarily from net income and increases in accounts payable, accrued liabilities and deferred revenue balances, partially offset by an increase in accounts receivable and prepaid expenses, reflecting our overall growth.

     Our investing activities used cash of $577.0 million in 1999 primarily due to the net increase in short-term and long-term investments of $505.2 million, purchases of property and equipment of $59.7 million and purchase of certain assets of NuView. Our investing activities used cash of $13.4 million in 1998 primarily due to capital expenditures of $23.4 million. Our investing activities used cash of $71.1 million in 1997 primarily due to the net increase of short-term investments of $65.0 million, and capital expenditures of $6.2 million.

     Financing activities provided cash of $443.1 million in 1999 from the net proceeds of $334.1 million related to the issuance of the 1.856% convertible subordinated notes in August 1999 and $109.0 million from the issuance of common stock under our employee stock plans. Financing activities provided cash of $14.0 million in 1998, arising from the issuance of common stock under our employee stock plans. Financing activities provided cash of $102.9 million in 1997, primarily from the net proceeds of $97.5 million related to the issuance of the 5.25% convertible subordinated notes in October 1997 and issuance of common stock of $5.8 million under our employee stock plans.

     In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes. The 5.25% notes provide for semi-annual interest payments of $2.6 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

     In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount represent a yield to maturity of 6.5%. VERITAS and VERITAS Operating Corporation are co-obligors on the 1.856% notes. The 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to an initial conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method. We expect to use the net proceeds from these 1.856% notes issuance for general corporate purposes, including working capital expenditures and possible acquisitions of companies or technology, although there are no current agreements or negotiations pending with respect to any material acquisitions. Pending these uses, we intend to invest the net proceeds in short-term interest-bearing, investment grade securities.

     Following the issuance of the 1.856% notes, we have a ratio of long-term debt to total capitalization at December 31, 1999 of approximately 12%. As a result of this additional indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

     During the first quarter of 2000, we amended and revised our existing lease agreement for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities we currently lease in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and facilities) for $139.4 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value up to $123.8 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which we were in compliance with as of December 31, 1999.

     During the first quarter of 2000, we signed a lease agreement for our existing facilities in Roseville, Minnesota. We will improve and expand our existing facilities of approximately 62,000 square feet and will develop adjacent property adding approximately 260,000 square feet to the campus, with the first phase of approximately 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and facilities) for $40 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value up to $34.3 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001.

     We believe that our current cash, cash equivalents and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that if available, we will be able to obtain it on terms favorable to us.

RECENT DEVELOPMENTS

     On March 29, 2000, VERITAS, Seagate Technology, Inc. and an investor group including Seagate Technology's management group announced a transaction in which we will acquire all of the shares of our common stock held by Seagate Technology, certain other securities and cash. We are not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business.

     In the transaction, we will issue to the Seagate Technology stockholders approximately 109.3 million shares of our common stock for approximately 128 million shares of VERITAS common stock held by Seagate Technology. In addition, we will issue shares of our common stock for certain other securities held by Seagate Technology at the closing date and, at our election, we may also issue shares of our common stock for up to $750 million in retained cash at the closing date.

     We will be indemnified for liabilities, including tax liabilities and other matters that may arise in connection with the transaction. The transaction is intended to qualify as a tax-free reorganization.

     For a detailed discussion of the transaction and the related risks, please refer to our Form 8-K that will be filed with the SEC on or about April 3, 2000, as well as the joint proxy statement/prospectus to be filed by both Seagate Technology and us in connection with the transaction.

YEAR 2000 COMPLIANCE

     Some currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, some companies' software and computer systems may need to be upgraded or replaced to comply with these Year 2000 requirements.

     We believe our software products and services are "Year 2000 ready" -- that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed and tested to be Year 2000 ready. Although our products have undergone, or will undergo, our normal quality testing procedures, there can, however, be no assurance that our products will contain all necessary date code changes. Furthermore, use of our products in connection with other products that are not Year 2000 ready, including non-compliant hardware, software and firmware, may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, original equipment manufacturer derivative versions of our older products may not be Year 2000 ready. To date, we have received no complaints regarding material Year 2000 compliance of our products.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating VERITAS and our business.

  We face many new difficulties managing a larger company

     The NSMG and TeleBackup acquisitions have created new challenges for us. If we fail to meet those challenges, our business and quarterly and annual results of operations could be adversely affected and the value of your investment could decline. We grew rapidly before the NSMG and TeleBackup acquisitions. After these acquisitions, our workforce was approximately twice the size of our workforce prior to the acquisitions. This growth is likely to strain our management control systems and resources, including decision support, accounting, management information systems and facilities. We must continue to improve our financial and management controls and our reporting systems and procedures to manage our employees and to obtain additional facilities.

  We might fail to integrate the businesses of VERITAS, NSMG and TeleBackup

     Product line integration will be difficult. We must integrate the independent businesses of NSMG and TeleBackup with our own. If we fail to integrate them, our business and our quarterly and annual results of operations may be adversely affected. One key issue will be the integration of our products with those of NSMG and TeleBackup. This product line integration will involve consolidating products with duplicative functionality, coordinating research and development activities, and converging the technologies supporting the various products. For example, the VERITAS NetBackup product and VERITAS Backup Exec products share many features and functions. Technology convergence will be particularly difficult because our products lack a common technology architecture. In particular, products formerly associated with NSMG were not designed for the degree of scalability that our legacy products were designed for, nor for use on a variety of operating systems.

     Other business integration issues, if not satisfactorily resolved, could have a material negative impact on our business. Other problems inherent in integrating our businesses include:

     - maintaining brand recognition for key products formerly associated with NSMG, such as VERITAS Backup Exec, and with TeleBackup, such as VERITAS TeleBackup, while migrating customer identification of these brands to VERITAS;

     - resolving channel conflicts that may arise between our original equipment manufacturer and direct sales channels and the retail channels acquired in the NSMG acquisition;

     - coordinating, integrating and streamlining geographically dispersed operations, such as engineering facilities in California, Minnesota, Florida, North Carolina, Maryland, Colorado, Massachusetts, Washington, Canada and India; and

     - coping with customers' uncertainty about continued support for duplicative products.

     The integration will be expensive and is likely to interrupt our ordinary business activities. Any of these risks could harm our business and quarterly and annual results of operations.

     Management and employee integration issues, if not satisfactorily resolved, could harm our business. Potential management and employee integration problems include:

     - resolving differences between the corporate cultures of VERITAS, NSMG and TeleBackup; and

     - integrating the management teams of all three companies successfully.

  We will incur significant accounting charges in connection with the NSMG, TeleBackup and NuView acquisitions that will reduce our earnings immediately and in the future

     The significant costs of integration associated with the NSMG, TeleBackup and NuView acquisitions increase the risk that we will not realize the anticipated benefits. Because we accounted for these acquisitions using purchase method of accounting, we recorded non-cash charges of $104.2 million in our statements of operations in 1999, related to the write-off of in-process research and development. We also recorded goodwill and other intangible assets of approximately $3,754.9 million. This amount will be amortized over four years, and will result in charges to operations of approximately $234.8 million per quarter. We also recorded a restructuring charge in 1999 of $11.0 million related primarily to costs for our duplicative facilities that we plan to vacate. These costs are in addition to the liability for the estimated costs to vacate duplicative facilities of the NSMG business.

  We have a significant amount of debt that we may be unable to service or repay

     In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006. The annual interest payments on our outstanding notes as of December 31, 1999 are $5.3 million and $8.6 million respectively, which we expect to fund from cash flow from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. For example, the notes could be declared immediately due and payable if we do not make timely payments. While our cash flow has been sufficient to fund interest payments to date, if we cannot meet our debt obligations from the cash generated by our business, we may not be able to develop and sell new products, respond to changing business or economic conditions adequately, make acquisitions or otherwise fund our business.

 Our operating results may fluctuate significantly as a result of factors outside our control, which could cause the market price of our notes and of our securities to decline

     Fluctuations in our results of operations are likely to affect the market price of our common stock and subordinated notes in a manner that may be unrelated to our long-term operating performance. The more likely it is that market prices of our securities will fluctuate, the riskier is your decision to buy, sell or hold our securities. In addition, the number of factors that could affect our results of operation makes an investment in our securities riskier than many other investments. Our revenues in any quarter will depend substantially on orders we receive and ship in that quarter. In addition, we typically receive a significant portion of orders in any quarter during the last two weeks of the quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenue than we expect, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter. The results of operations of VERITAS, and of the NSMG and TeleBackup businesses we recently acquired, have fluctuated in the past, and our operating results are likely to fluctuate significantly in the future. Factors that could affect our results of operations include:

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

     - the introduction, timing and market acceptance of new products;

     - the timing of revenue recognition for sales of software products and services;

     - changes in data storage and networking technology or introduction of new operating system upgrades by original equipment manufacturers, which could require us to modify our products or develop new products;

     - the relative growth rates of the Windows NT and UNIX markets;

     - the rate of adoption of Microsoft's release of Windows 2000 by users;

     - pricing policies and distribution terms; and

     - the timing and magnitude of acquisitions.

  We depend on large orders with lengthy sales cycles for a significant portion of our revenues

     Our revenues for a quarter could fluctuate significantly based on whether a large order near the end of a quarter is closed or delayed. Customer orders can range in value from a few thousand to a few million dollars. The length of time between initial contact with a potential customer and sale of a product, or our sales cycle, outside the retail channel is typically complex and lengthy, so it can last from three to nine months. These direct sales also represent our largest orders. Therefore, our revenues for a period are likely to be affected by the timing of larger orders, which makes that revenue difficult to predict. The factors that could delay or defer an order, include:

     - time needed for technical evaluations of our software by customers;

     - customer budget restrictions;

     - customer internal review and testing procedures; and

     - engineering work needed to integrate our software with the customers' systems.

  We may be unable to hire and retain needed sales and engineering personnel

     Our personnel needs are more acute than those facing most companies. We need to hire additional sales, engineering, service and administrative personnel. If we are unable to hire and retain these employees, our business and quarterly and annual results of operations would be adversely affected. Competition for people with the skills we require is intense. Additions of new personnel and departures of existing personnel could disrupt our business and may result in the departure of other employees. We also depend on the continued service of our key personnel. Even though we have entered into employment agreements with key management personnel, these agreements cannot prevent their departure. We do not have key person life insurance covering any of our personnel, nor do we currently intend to obtain any of this insurance.

  We distribute our products through multiple distribution channels, each of which is subject to risks

     Historically, we sold products through original equipment manufacturers and through direct sales. As a result of the NSMG and TeleBackup acquisitions, however, we also have a retail distribution channel as well.

If we fail to manage our distribution channels successfully, our business and quarterly and annual results of operations would be adversely affected.

     Retail distribution. Some of the software products of the former NSMG business are sold primarily in the retail channel. As a result, we face different challenges than we face in selling most of our other products. For example:

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

     Development agreements for original equipment manufacturers. We have important original equipment manufacturer agreements with Hewlett-Packard, Sun Microsystems, Microsoft, Dell, Seagate Technology and Compaq Computer. Under these agreements we develop "lite" versions of our products to be included in these original equipment manufacturers' systems software and products. Developing products for these original equipment manufacturers causes us to divert significant resources from other activities that are also important to our business. If these "lite" versions do not result in substantial revenue, our business could be harmed.

  Our distribution channels could conflict with one another

     We have many different distribution channels. If we cannot use these distribution channels efficiently, our business and quarterly and annual results of operations could be adversely affected. Our original equipment manufacturers, resellers and direct sales force might target similar sales opportunities, which could lead to inefficient allocation of sales resources. We may also try to sell full versions of the products to customers of the original equipment manufacturers for whom we have developed "lite" versions of our products. This would result in us marketing similar products to end-users. These overlapping sales efforts could also harm our relationships with our original equipment manufacturers and other sales channels and result in them being less willing to market our products aggressively. If our indirect sales decline, we would need to accelerate our investments in alternative distribution channels. We may not be able to do this in a timely manner, or at all.

  Our development agreements with Microsoft could cause us to lose customers

     We have important agreements with Microsoft under which we develop software for its Windows operating system. Microsoft is not obligated under the agreements to include our software in any of its future releases of Windows 2000. If for any reason our software is not included in the future, we will lose our expected opportunity to market additional products to the Windows 2000 or Windows NT installed customer base, as well as suffer negative publicity. In addition, we would lose a part of the investment we have made in developing products for inclusion in Windows 2000.

  Microsoft could develop competing products

     Microsoft can also develop enhancements to and derivative products from our software products that are embedded in Windows 2000 or Windows NT products. If Microsoft develops any enhancements or derivative products, or enhances its own base products with equivalent functionality, Microsoft could choose to compete with us.

  Sales of a small number of product lines make up a substantial portion of our revenue

     For the foreseeable future, we expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change or other factors, our revenue would decrease and our business and quarterly and annual results of operations would be adversely affected. For example, in 1999 and 1998 we derived approximately 86% and 88% of our of our license revenue from storage management products, including VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup and VERITAS Backup Exec from May 29, 1999. Also, our VERITAS NetBackup and VERITAS Backup Exec products perform some overlapping functions. Customers may select one product over the other, resulting in reduced revenue for the product not selected. Therefore, we may not receive the same aggregate level of revenue from these products as we have received in the past.

  Our products have relatively short life cycles

     Our software products have a limited life cycle and it is difficult to estimate when they will become obsolete. This makes it difficult for us to forecast revenue and makes your investment more risky. If we do not develop and introduce new products before our existing products have completed their lifecycles, we would not be able to sustain our level of sales. In addition, to succeed, many customers must adopt our new products early in each product's lifecycle. Therefore, if we do not attract sufficient customers early in a product's life, we may not realize the amount of revenue we anticipated for the product. We cannot be sure that we will continue to be successful in marketing our key products.

  We derive significant revenues from only a few customers

     For 1999 and 1997 no customer accounted for greater than 10% of our net revenue. In 1998 we derived 12% of our revenue from sales to Sun Microsystems. If Sun Microsystems, or any other significant customer, were to reduce its purchases from us, our revenue and therefore our business would be harmed unless we were to increase sales to other customers substantially. We do not have a contract with Sun Microsystems or any other customer that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

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

  The market for VERITAS TeleBackup is unproven

     VERITAS TeleBackup, which is designed to back up data for remote personal computer users, represents new technology that has no proven market. A market may not develop for this product or similarly unproven products in the future. This could harm our business because our investment in TeleBackup, and any additional development and marketing costs, would be lost, and any expected revenue opportunities would not materialize.

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

     Many of our competitors have greater financial, technical sales, marketing and other resources than we do and could attempt to increase their presence in the storage management market by acquiring or forming strategic alliances with other competitors or business partners.

  Expanding our international sales depends on economic stability in regions that have been unstable

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

     Any of these factors could cause foreign customers to reduce their purchase of our products substantially.

  Our foreign-based operations and sales create special problems that could hurt our results

     An investment in our securities is riskier than an investment in most businesses because we have significant offshore operations, including development facilities, sales personnel and customer support operations. For example, as of December 31, 1999, we had approximately 186 engineers located in Pune, India, performing product development work. These offshore operations are subject to risks, including:

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

     In addition, our international sales are denominated in local currency, creating risk of foreign currency translation gains and losses that could harm our quarterly and annual results of operations. If we generate profits or losses in foreign countries, our effective income tax rate could also be adversely affected. Currency instability in Asia and other financial markets may make our products more expensive than products sold by other vendors that are priced in one of the affected currencies. Therefore, customers in these markets may choose not to purchase our products.

  Our growth strategy is riskier than others because it is based upon acquisitions of other businesses

     An investment in our securities is riskier than investments in many other companies because we plan to continue to pursue our strategy of growth through acquisition. We have grown aggressively through acquisitions in the past and expect to pursue acquisitions in the future.

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

     In the past, we have lost certain employees of acquired companies whom we desired to retain. In some cases, the integration of the operations of acquired companies took longer than we anticipated. In addition, if the employees of target companies remain geographically apart from our existing staff, we may not realize some or all of the anticipated economies of scale.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RATE SENSITIVITY

     We do not use derivative financial instruments for speculative purposes. We engage in exchange rate hedging from time to time but this activity has been insignificant to date and we do not hold or issue foreign exchange contracts for trading purposes. Our international sales are generated primarily through our international sales subsidiaries. Most international revenue outside the United States and Canada is collectible in foreign currencies. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue. Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates. Our international subsidiaries purchase licenses for resale from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on these foreign subsidiaries' books at the historical local currency that existed at the time of the transaction. These receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to the functional currency at the then current rate or "marked to market." The marked to market process may give rise to currency remeasurement gains and losses. These gains or losses are recognized on our statement of operations as a component of other income, net. To date, any such gains or losses have not been material. We do not believe our total exposure is significant.

INTEREST RATE SENSITIVITY

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 1999, approximately 91% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 16% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $451.0 million consists of 5.25% convertible subordinated notes due 2004 of $100.0 million (the "5.25% notes") and 1.856% convertible subordinated notes due 2006 of $351.0 million (the "1.856% notes"). The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of our cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average interest rates as of December 31, 1999 by year of maturity (dollars in thousands):

                                                  2001 AND                   FAIR VALUE
                                       2000      THEREAFTER    1999 TOTAL      TOTAL       1998 TOTAL
                                     --------    ----------    ----------    ----------    ----------
Cash equivalents and short-term
  investments:
  Fixed rate.......................  $625,435           --      $625,435     $  625,435     $183,413
  Average fixed rate...............      5.82%          --          5.82%          5.82%        5.36%
  Variable rate....................  $ 11,713           --      $ 11,713     $   11,713     $ 20,659
  Average variable rate............      5.87%          --          5.87%          5.87%        5.55%
Total cash equivalents and
  short-term investments:
  Investments......................  $637,148           --      $637,148     $  637,148     $204,072
  Average rate.....................      5.82%          --          5.82%          5.82%        5.38%
Long-term investments:
  Fixed rate.......................  $ 65,036           --      $ 65,036     $   65,036     $ 31,925
  Average fixed rate...............      5.33%          --          5.33%          5.33%        5.45%
Long-term debt:
  Fixed rate.......................        --     $451,044      $451,044     $2,260,147     $100,000
  Average fixed rate...............        --         6.22%         6.22%          6.22%        5.25%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ANNUAL FINANCIAL STATEMENTS

     Our financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 14(a)(1) for a listing of financial statements provided in the section titled "Financial Statements."

     SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. This information has been derived from unaudited consolidated financial statements of VERITAS that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our Consolidated Financial Statements and Notes thereto appearing in the section titled "Financial Statements." The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. Share and per share data applicable to prior periods have been restated to give retroactive effect to our stock splits effected as stock dividends through March 6, 2000.

                                           FIRST      SECOND       THIRD      FOURTH
                                          QUARTER     QUARTER     QUARTER     QUARTER    FISCAL YEAR
                                          --------   ---------   ---------   ---------   -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1999
Total net revenue.......................  $ 71,904   $ 114,648   $ 183,401   $ 226,159    $ 596,112
Gross profit............................    63,422      98,561     151,465     188,109      501,557
Income (loss) before income taxes.......    21,092    (157,601)   (175,135)   (155,924)    (467,568)
Net income (loss).......................    13,583    (162,329)   (183,576)   (170,636)    (502,958)
Net income (loss) per share -- basic....  $   0.06   $   (0.59)  $   (0.48)  $   (0.44)   $   (1.59)
Net income (loss) per
  share -- diluted......................  $   0.06   $   (0.59)  $   (0.48)  $   (0.44)   $   (1.59)
Number of shares used in computing per
  share amounts basic...................   215,199     275,467     384,846     389,410      316,892
Number of shares used in computing per
  share amounts diluted.................   239,111     275,467     384,846     389,410      316,892
FISCAL 1998
Total net revenue.......................  $ 39,082   $  48,113   $  56,545   $  67,125    $ 210,865
Gross profit............................    32,616      40,191      48,702      59,895      181,404
Income before income taxes..............    11,103      11,239      16,355      21,092       59,789
Net income..............................     9,055       8,541      12,593      21,459       51,648
Net income per share -- basic...........  $   0.04   $    0.04   $    0.06   $    0.10    $    0.24
Net income per share -- diluted.........  $   0.04   $    0.04   $    0.05   $    0.09    $    0.22
Number of shares used in computing per
  share amounts -- basic................   208,951     210,879     212,530     213,827      211,558
Number of shares used in computing per
  share amounts -- diluted..............   229,227     231,095     235,467     234,188      232,519

     In the second quarter of 1999, we acquired the NSMG business and TeleBackup. In the third quarter of 1999, we acquired NuView. Because we accounted for the NSMG, TeleBackup and NuView acquisitions using the purchase method of accounting, we recorded developed technology, goodwill and other intangible assets of approximately $3,754.9 million in total. These assets are amortized over their estimated useful life of four years, and result in charges to operations of approximately $234.8 million per quarter. As a result of these acquisitions, in the second quarter of 1999 we recorded approximately $76.6 million of amortization of developed technology, goodwill and other intangibles, one-time non-cash charges of $103.1 million related to the write-off of in-process research and development and a one-time restructuring charge of $11.0 million related primarily to costs for our duplicative facilities that we plan to vacate. In the third quarter of 1999 we recorded a one-time non-cash charges of $1.1 million related to the write-off of in-process research and development and in the third quarter and the fourth quarter of 1999 we recorded approximately $234.8 million of amortization of developed technology, goodwill and other intangibles related to these acquisitions.

     Our operating results have fluctuated in the past, and may fluctuate significantly in the future, depending on a number of factors, including the timing and magnitude of sales of our products through original equipment manufacturers, investment in new products and new distribution channels, the timing and level of sales to resellers and direct end-users, the introduction, timing and market acceptance of new products, the timing of license fee payments and receipt of funding for porting, and other factors. For further background on fluctuating operating results, see "Factors That May Affect Future
Results -- Our operating results may fluctuate significantly as a result of factors outside our control, which could cause the market price of our notes and our securities to decline."

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information with respect to directors may be found in the section captioned "Election of Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     Information with respect to executive officers may be found in Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned "Related Party Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

     The following are included in item 8 and are filed as part of this Annual Report on Form 10-K:

     - Consolidated Balance Sheets as of December 31, 1999 and 1998

     - Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

     - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

     - Notes to Consolidated Financial Statements

     - Report of Ernst & Young LLP, Independent Auditors

2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule for the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

     - Schedule II -- Valuation and Qualifying Accounts

     Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3. EXHIBITS

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
 2.01     Amended and Restated Agreement and Plan of           S-4     04/19/99     2.01
          Reorganization by and among VERITAS Software
          Corporation, formerly VERITAS Holding Corporation
          ("VERITAS"), VERITAS Operating Corporation,
          formerly VERITAS Software Corporation ("VOC"),
          Seagate Technology, Inc., Seagate Software, Inc.
          ("Seagate Software") and Seagate Software Network &
          Storage Management Group, Inc.
 2.02     Amended and Restated Combination Agreement by and    S-4     04/19/99     2.02
          between VOC and TeleBackup Systems, Inc.
 3.01     Amended and Restated Certificate of Incorporation    8-A     06/02/99     3.01
          of VERITAS
 3.02     Certificate of Amendment of Amended and Restated     8-A     06/02/99     3.02
          Certificate of Incorporation of VERITAS
 3.03     Amended and Restated Bylaws of VERITAS               8-A     06/02/99     3.03
 4.01     Registration Rights Agreement between VOC and        10-Q    06/30/99     4.01
          Warburg, Pincus Investors, L.P. dated April 25,
          1997

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
 4.02     Nomination Agreement between VOC and Warburg,        10-Q    06/30/99     4.02
          Pincus Investors, L.P. dated April 25, 1997
 4.03     Indenture dated as of October 1, 1997 between VOC    10-Q    06/30/99     4.03
          and State Street Bank and Trust Company of
          California, N.A.
 4.04     Amended and Restated First Supplemental Indenture    S-1     07/27/99     4.04
          dated July 30, 1999 by and among VERITAS, VOC and
          State Street Bank and Trust of California, N.A.
 4.05     Registration Rights Agreement dated as of October    10-Q    09/30/99     4.07
          1, 1997 between VOC and UBS Securities LLC
 4.06     Form of Rights Agreement between VERITAS and the     S-4     04/19/99     4.06
          Right Agent, which includes as Exhibit A the form
          of Certificate of Designations of Series A Junior
          Participating Preferred Stock, as Exhibit B the
          Form of Right Certificate and as Exhibit C the
          Summary of Rights to Purchase Preferred Shares
 4.07     Form of Registration Rights Agreement between        S-4     04/19/99     4.07
          VERITAS and Seagate Software
 4.08     Form of Stockholder Agreement between VERITAS, VOC,  S-4     04/19/99     4.08
          Seagate Software and Seagate Technology
 4.09     Form of Specimen Stock Certificate                   S-1     10/22/93     4.01
 4.10     Form of Indenture among VERITAS, VOC State Street    S-1     07/27/99     4.10
          Bank and Trust Company of California, N.A., as
          Trustee
10.01+    Development and License Agreement between Seagate    S-4     04/19/99    10.01
          Technology and VERITAS
10.02+    Cross License Agreement and OEM Agreement between    S-4     04/19/99    10.02
          Seagate Software Information Management Group, Inc.
          and VERITAS
10.03     VERITAS 1993 Equity Incentive Plan, as amended       S-4     04/19/99    10.03
10.04     VERITAS 1993 Employee Stock Purchase Plan, as        S-4     04/19/99    10.04
          amended
10.05     VERITAS 1993 Directors Stock Option Plan, as                                         X
          amended
10.06     OpenVision Technologies, Inc. 1996 Employee Stock    S-4     03/24/97    10.19
          Purchase Plan, as amended
10.07     Office building sublease dated February 27, 1998,    10-Q    09/30/98    10.14
          by and between VOC and Space Systems/Loral, Inc.
10.08     Office building lease dated April 30, 1998, by and   10-Q    09/30/98    10.15
          between VOC and Ryan Companies US, Inc.
10.09*    VERITAS' 1997 Chief Executive Officer Compensation   10-K    12/31/97    10.05
          Plan
10.10*    VERITAS' 1997 Executive Officer Compensation Plan    10-K    12/31/97    10.06
10.11     Form of Key Employee Agreement                       S-4     04/19/99    10.11
10.12     Office Building Lease, dated September 2, 1994, as   10-K    12/31/94    10.09
          amended, by and between VOC and John Arriliaga and
          Richard T. Peery regarding property located in
          Mountain View, California

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
10.13     Amendment No 1. to Office Building Lease dated May   10-K    12/31/97    10.12
          28, 1997 by and between VOC and John Arriliaga and
          Richard T. Peery
10.14     Agreement dated November 7, 1996 between VERITAS     S-4     03/24/97    10.12
          Software India Pvt. Ltd. and Talwalkar & Talwalkar
          and Mr. Rajendra Dattatraya Pathak, Mrs. Kamal
          Trimbak Nighojkar, Mrs. Bakul Prabhakar Pathak,
          Mrs. Nalini Manohar Saraf, Mr. Narhar Vaman Pandit,
          Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar
          Thite, and Ms. Medha Narhar Pandit relating to the
          development of certain premises in Pune, India
10.15     Form of Indemnification Agreement entered into       S-4     04/19/99    10.15
          between VERITAS and each of its directors and
          executive officers
10.16     Amendment No. 1 to Cross-License and OEM Agreement   S-4     04/19/99    10.16
          between Seagate Software Information Management
          Group, Inc. and VERITAS
10.17     Participation Agreement dated April 23, 1999 by and  S-1     07/27/99    10.17
          among VOC, First Security Bank, National
          Association, as "Owner Trustee," various banks and
          other lending institutions which are parties
          thereto from time to time as "Holders," various
          banks and other lending institutions which are
          parties thereto from time to time as "Lenders,"
          NationsBank, N.A., as "Agent" for the Lenders and
          the Holders, and various parties thereto from time
          to time as "Guarantors"
10.18     Grant Deed dated April 23, 1999 recording grant of   S-1     07/27/99    10.20
          real property to First Security Bank, National
          Association as "Owner Trustee" by Fairchild
          Semiconductor Corporation of California
10.19     Memorandum of Lease Agreement and Lease Supplement   S-1     07/27/99    10.21
          No. 1 and Deed of Trust dated April 23, 1999 among
          VOC, First Security Bank, National Association and
          Chicago Title Company
10.20     Memorandum of Lease Agreement and Lease Supplement   S-1     07/27/99    10.22
          No. 2 and Deed of Trust dated April 23, 1999 among
          VOC, First Security Bank, National Association and
          Chicago Title Company
10.21     Collateral Assignment of Sublease dated April 23,    S-1     07/27/99    10.23
          1999 made by VOC to First Security Bank, National
          Association
10.22     Sublease Agreement dated April 23, 1999 by and       S-1     07/27/99    10.24
          between VOC and Fairchild Semiconductor Corporation
          of California
10.23     Certificate re: Representations and Warranties       S-1     07/27/99    10.25
          dated April 20, 1999 by Fairchild Semiconductor
          Corporation of California and addressed to VOC

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
10.24     Security Agreement dated April 23, 1999 between      S-1     07/27/99    10.26
          First Security Bank, National Bank, as "Owner
          Trustee" and NationsBank, N.A., as Agent for the
          "Lenders" and the "Holders"
10.25     Form of Agreement of Purchase and Sale by and        S-1     07/27/99    10.27
          between Fairchild Semiconductor Corporation of
          California and VOC
10.26     First Amendment dated April 14, 1999 and Agreement   S-1     07/27/99    10.28
          of Purchase and Sale dated March 29, 1999 by and
          between Fairchild Semiconductor Corporation of
          California and VOC
10.27     Agency Agreement between VOC and First Security      S-1     07/27/99    10.29
          Bank, National Association, as "Owner Trustee"
10.28     Master Lease Agreement dated April 23, 1999 between  S-1     07/27/99    10.30
          First Security Bank, National Association and VOC
10.29     First Amendment and Restatement of Certain                                           X
          Operative Agreements and Other Agreements dated
          March 3, 2000 among VOC, the various parties to the
          participation agreement and other operative
          agreements from time to time, as the "Guarantors,"
          First Security Bank, National Association, as
          "Owner Trustee," the various banks and other
          lending institutions which are parties to the
          participation agreement and other operative
          agreements from time to time, as the "Holders," and
          Bank of America, N.A., as successor to NationsBank,
          N.A.
10.30     Joinder Agreement dated March 3, 2000 by and                                         X
          between VERITAS and Bank of America, N.A.
10.31     Joinder Agreement dated March 3, 2000 by and                                         X
          between OpenVision International, Ltd. and Bank of
          America, N.A.
10.32     Joinder Agreement dated March 3, 2000 by and                                         X
          between VERITAS Software Global Corporation
          (formerly known as Seagate Software Network &
          Storage Management Group, Inc.) and Bank of
          America, N.A.
10.33     Participation Agreement dated March 9, 2000 by and                                   X
          among VOC, various parties thereto from time to
          time as "Guarantors," First Security Bank, National
          Association, as "Owner Trustee," various banks and
          other lending institutions which are parties
          thereto from time to time as "Holders," various
          banks and other lending institutions which are
          parties thereto from time to time as "Lenders," and
          Bank of America, N.A. as "Agent" for the Lenders
          and the Holders.
10.34     Master Lease Agreement dated March 9, 2000 between                                   X
          First Security Bank, National Association, and VOC
10.35     Construction Agency Agreement dated March 9, 2000                                    X
          between VOC and First Security Bank, National
          Association

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
10.36     Trust Agreement dated March 9, 2000 between the                                      X
          several holders from time to time as parties
          thereto, as "Holders," and First Security Bank,
          National Association, as "Owner Trustee"
10.37     Credit Agreement dated March 9, 2000 among First                                     X
          Security Bank, National Association, as "Owner
          Trustee," the several lenders from time to time as
          parties thereto, and Bank of America, N.A.
10.38     Security Agreement dated March 9, 2000 between                                       X
          First Security Bank, National Association, as
          "Owner Trustee," and Bank of America, N.A.,
          accepted and agreed to by VOC
21.01     Subsidiaries of the Registrant                                                       X
23.01     Consent of Independent Auditors                                                      X
27.01     Financial Data Schedule (EDGAR only)                                                 X

---------------
* Management contract, compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to certain portions of this document.

(b) Reports on Form 8-K

DATE OF REPORT   ITEM(S)                           DESCRIPTION
--------------   -------                           -----------
   10/15/99      5, 7      VERITAS announced financial results for its third quarter
                           ended September 30, 1999 and included the press release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of March 2000.

                                          VERITAS Software Corporation
                                          Registrant

                                          /s/ KENNETH E. LONCHAR
                                          --------------------------------------
                                                    Kenneth E. Lonchar
                                              Senior Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
      PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                   /s/ MARK LESLIE                     Chief Executive Officer and      March 29, 2000
-----------------------------------------------------  Chairman of the Board
                     Mark Leslie

      PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                 ACCOUNTING OFFICER:

               /s/ KENNETH E. LONCHAR                  Senior Vice President, Finance   March 29, 2000
-----------------------------------------------------  and Chief Financial Officer
                 Kenneth E. Lonchar

                ADDITIONAL DIRECTORS:

               /s/ GEOFFREY W. SQUIRE                  Vice Chairman of the Board       March 29, 2000
-----------------------------------------------------
                 Geoffrey W. Squire

               /s/ FRED VAN DEN BOSCH                  Director                         March 29, 2000
-----------------------------------------------------
                 Fred van den Bosch

                  /s/ STEVEN BROOKS                    Director                         March 29, 2000
-----------------------------------------------------
                    Steven Brooks

               /s/ WILLIAM H. JANEWAY                  Director                         March 29, 2000
-----------------------------------------------------
                 William H. Janeway

                 /s/ JOSEPH D. RIZZI                   Director                         March 29, 2000
-----------------------------------------------------
                   Joseph D. Rizzi

               /s/ GREGORY B. KERFOOT                  Director                         March 29, 2000
-----------------------------------------------------
                 Gregory B. Kerfoot

                /s/ STEPHEN J. LUCZO                   Director                         March 29, 2000
-----------------------------------------------------
                  Stephen J. Luczo

                              FINANCIAL STATEMENTS

     As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

              FINANCIAL STATEMENT DESCRIPTION                 PAGE
              -------------------------------                 ----
Consolidated Balance Sheets As of December 31, 1999 and
  1998......................................................   48
Consolidated Statements of Operations-Years Ended December
  31, 1999, 1998 and 1997...................................   49
Consolidated Statements of Stockholders' Equity-Years Ended
  December 31, 1999, 1998 and 1997..........................   50
Consolidated Statements of Cash Flows-Years Ended December
  31, 1999, 1998 and 1997...................................   51
Notes to Consolidated Financial Statements..................   52
Report of Ernst & Young LLP, Independent Auditors...........   68

                          VERITAS SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
Current assets:
  Cash and cash equivalents.................................  $  148,244    $139,086
  Short-term investments....................................     544,137      72,040
  Accounts receivable, net of allowance for doubtful
     accounts of $5,693 and $2,572, respectively............     132,180      52,697
  Deferred income taxes.....................................      23,803       4,272
  Other current assets......................................      13,381       9,237
                                                              ----------    --------
          Total current assets..............................     861,745     277,332
Long-term investments.......................................      65,036      31,925
Property and equipment, net.................................      76,958      26,518
Goodwill and other intangibles, net.........................   3,226,749       4,005
Deferred income taxes.......................................          --       7,928
Other assets................................................       2,789       1,409
                                                              ----------    --------
                                                              $4,233,277    $349,117
                                                              ==========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   30,229    $  4,958
  Accrued compensation and benefits.........................      35,560      11,267
  Accrued acquisition and restructuring costs...............      24,202         478
  Other accrued liabilities.................................      41,727      10,718
  Income taxes payable......................................       6,804      13,424
  Customer advances.........................................       5,208          --
  Deferred revenue..........................................      86,979      37,645
                                                              ----------    --------
          Total current liabilities.........................     230,709      78,490
Convertible subordinated notes..............................     451,044     100,000
Deferred income taxes.......................................     157,867          --
Other non-current liabilities...............................         596         773
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     10,000 shares authorized: none issued and
      outstanding...........................................          --          --
  Common stock, $.001 par value:
     500,000 shares authorized; 390,898 and 214,329 shares
      issued and outstanding at December 31, 1999 and
      1998..................................................         391         214
  Additional paid-in capital................................   3,926,554     199,644
  Accumulated deficit.......................................    (532,374)    (29,416)
  Deferred compensation.....................................          --         (32)
  Accumulated other comprehensive loss......................      (1,510)       (556)
                                                              ----------    --------
          Total stockholders' equity........................   3,393,061     169,854
                                                              ----------    --------
                                                              $4,233,277    $349,117
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
Net revenue:
  User license fees.......................................  $ 498,014    $167,703    $ 95,714
  Services................................................     98,098      43,162      25,411
                                                            ---------    --------    --------
          Total net revenue...............................    596,112     210,865     121,125
Cost of revenue:
  User license fees.......................................     20,735       8,798       4,731
  Services................................................     38,161      20,663      11,714
  Amortization of developed technology....................     35,659          --          --
                                                            ---------    --------    --------
          Total cost of revenue...........................     94,555      29,461      16,445
                                                            ---------    --------    --------
Gross profit..............................................    501,557     181,404     104,680
Operating expenses:
  Selling and marketing...................................    221,989      76,392      42,868
  Research and development................................     94,477      40,239      25,219
  General and administrative..............................     34,185      10,505       8,027
  Amortization of goodwill and other intangibles..........    510,943          --          --
  Acquisition and restructuring costs.....................     11,000          --       8,490
  In-process research and development.....................    104,200         600          --
                                                            ---------    --------    --------
          Total operating expenses........................    976,794     127,736      84,604
                                                            ---------    --------    --------
Income (loss) from operations.............................   (475,237)     53,668      20,076
Interest and other income, net............................     23,328      11,821       4,889
Interest expense..........................................    (15,659)     (5,700)     (1,206)
                                                            ---------    --------    --------
Income (loss) before income taxes.........................   (467,568)     59,789      23,759
Provision for income taxes................................     35,390       8,141       1,010
                                                            ---------    --------    --------
Net income (loss).........................................  $(502,958)   $ 51,648    $ 22,749
                                                            =========    ========    ========
Net income (loss) per share -- basic......................  $   (1.59)   $   0.24    $   0.11
                                                            =========    ========    ========
Net income (loss) per share -- diluted....................  $   (1.59)   $   0.22    $   0.10
                                                            =========    ========    ========
Number of shares used in computing per share
  amounts -- basic........................................    316,892     211,558     205,300
                                                            =========    ========    ========
Number of shares used in computing per share
  amounts -- diluted......................................    316,892     232,519     222,716
                                                            =========    ========    ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        NOTES                       ACCUMULATED
                                         COMMON STOCK     ADDITIONAL                  RECEIVABLE                       OTHER
                                       ----------------    PAID-IN     ACCUMULATED       FROM         DEFERRED     COMPREHENSIVE
                                       SHARES    AMOUNT    CAPITAL       DEFICIT     STOCKHOLDERS   COMPENSATION   INCOME (LOSS)
                                       -------   ------   ----------   -----------   ------------   ------------   --------------
BALANCE AT DECEMBER 31, 1996.........  202,676    $203    $  179,207    $(103,813)      $(282)          $(97)         $  (263)
  Components of comprehensive income:
    Net income (loss)................       --      --            --       22,749          --             --               --
    Foreign currency translation
      adjustment.....................       --      --            --           --          --             --             (303)
      Total comprehensive income.....       --      --            --           --          --             --               --
  Exercise of stock options..........    3,750       4         3,266           --          --             --               --
  Issuance of common stock under
    employee stock purchase plan.....    1,147       1         2,506           --          --             --               --
  Payments on notes receivable from
    stockholders.....................       --      --            --           --         282             --               --
  Amortization of deferred
    compensation.....................       --      --            --           --          --             33               --
  Tax benefit related to stock
    options..........................       --      --           700           --          --             --               --
                                       -------    ----    ----------    ---------       -----           ----          -------
BALANCE AT DECEMBER 31, 1997.........  207,573     208       185,679      (81,064)         --            (64)            (566)
  Components of comprehensive income:
    Net income (loss)................       --      --            --       51,648          --             --               --
    Foreign currency translation
      adjustment.....................       --      --            --           --          --             --               10
      Total comprehensive income.....       --      --            --           --          --             --               --
  Exercise of stock options..........    5,547       5        10,398           --          --             --               --
  Issuance of common stock under
    employee stock purchase plan.....    1,209       1         3,567           --          --             --               --
  Amortization of deferred
    compensation.....................       --      --            --           --          --             32               --
                                       -------    ----    ----------    ---------       -----           ----          -------
BALANCE AT DECEMBER 31, 1998.........  214,329     214       199,644      (29,416)         --            (32)            (556)
  Components of comprehensive income:
    Net income (loss)................       --      --            --     (502,958)         --             --               --
    Foreign currency translation
      adjustment.....................       --      --            --           --          --             --             (954)
      Total comprehensive income.....       --      --            --           --          --             --               --
  Exercise of stock options..........   11,909      12       101,940           --          --             --               --
  Issuance of common stock under
    employee stock purchase plan.....      798       1         6,973           --          --             --               --
  Issuance of common stock related to
    the NSMG acquisition.............  155,583     156     3,151,196           --          --             --               --
  Issuance of options to purchase
    shares of common stock related to
    the NSMG acquisition.............       --      --       281,418           --          --             --               --
  Issuance of common stock related to
    the TeleBackup acquisition.......    6,842       7       134,095           --          --             --               --
  Issuance of options to purchase
    shares of common stock related to
    the TeleBackup acquisition.......       --      --         2,762           --          --             --               --
  Issuance of common stock related to
    the NuView acquisition...........    1,436       1        48,526           --          --             --               --
  Amortization of deferred
    compensation.....................       --      --            --           --          --             32               --
                                       -------    ----    ----------    ---------       -----           ----          -------
BALANCE AT DECEMBER 31, 1999.........  390,898    $391    $3,926,554    $(532,374)      $  --           $ --          $(1,510)
                                       =======    ====    ==========    =========       =====           ====          =======


                                           TOTAL
                                       STOCKHOLDERS'
                                          EQUITY
                                       -------------
BALANCE AT DECEMBER 31, 1996.........   $   74,955
  Components of comprehensive income:
    Net income (loss)................       22,749
    Foreign currency translation
      adjustment.....................         (303)
                                        ----------
      Total comprehensive income.....       22,446
  Exercise of stock options..........        3,270
  Issuance of common stock under
    employee stock purchase plan.....        2,507
  Payments on notes receivable from
    stockholders.....................          282
  Amortization of deferred
    compensation.....................           33
  Tax benefit related to stock
    options..........................          700
                                        ----------
BALANCE AT DECEMBER 31, 1997.........      104,193
  Components of comprehensive income:
    Net income (loss)................       51,648
    Foreign currency translation
      adjustment.....................           10
                                        ----------
      Total comprehensive income.....       51,658
  Exercise of stock options..........       10,403
  Issuance of common stock under
    employee stock purchase plan.....        3,568
  Amortization of deferred
    compensation.....................           32
                                        ----------
BALANCE AT DECEMBER 31, 1998.........      169,854
  Components of comprehensive income:
    Net income (loss)................     (502,958)
    Foreign currency translation
      adjustment.....................         (954)
                                        ----------
      Total comprehensive income.....     (503,912)
  Exercise of stock options..........      101,952
  Issuance of common stock under
    employee stock purchase plan.....        6,974
  Issuance of common stock related to
    the NSMG acquisition.............    3,151,352
  Issuance of options to purchase
    shares of common stock related to
    the NSMG acquisition.............      281,418
  Issuance of common stock related to
    the TeleBackup acquisition.......      134,102
  Issuance of options to purchase
    shares of common stock related to
    the TeleBackup acquisition.......        2,762
  Issuance of common stock related to
    the NuView acquisition...........       48,527
  Amortization of deferred
    compensation.....................           32
                                        ----------
BALANCE AT DECEMBER 31, 1999.........   $3,393,061
                                        ==========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------    ---------    ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (502,958)   $  51,648    $  22,749
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................      24,126        7,346        3,113
    Amortization of goodwill and other intangibles..........     510,943           --           --
    Amortization of developed technology....................      35,659           --           --
    In-process research and development.....................     104,200          600           --
    Restructuring costs.....................................         948           --        1,218
    Amortization of original issue discount on convertible
      notes.................................................       5,402           --           --
    Deferred income taxes...................................     (36,775)      (8,000)      (4,200)
    Changes in operating assets and liabilities, net of
      effects of business acquisitions:
      Accounts receivable...................................     (77,174)     (22,127)     (14,601)
      Other receivable......................................      22,935           --           --
      Other assets..........................................      (3,367)      (8,136)        (267)
      Accounts payable......................................      19,389        3,469         (208)
      Accrued compensation and benefits.....................      17,539        4,611        3,480
      Accrued acquisition and restructuring costs...........     (15,269)          --           --
      Other accrued liabilities.............................      10,169        2,525        2,387
      Income taxes payable..................................      (8,956)      10,694        3,779
      Customer advances and deferred revenue................      37,203       20,167        9,370
                                                              ----------    ---------    ---------
Net cash provided by operating activities...................     144,014       62,797       26,820
Cash flows from investing activities:
  Purchases of investments..................................    (764,097)    (284,819)    (144,907)
  Investment maturities.....................................     258,891      296,048       79,921
  Payment received on note..................................          --           --          108
  Purchase of property and equipment........................     (59,671)     (23,424)      (6,181)
  Cash acquired from Seagate Software.......................       1,044           --           --
  Cash acquired from TeleBackup.............................       1,493           --           --
  Purchase of NuView, Inc. .................................     (11,400)          --           --
  Purchase of Frontier Software Devel. Pvt. Ltd. ...........      (1,325)          --           --
  Purchase of Windward Technologies, Inc. ..................          --       (1,250)          --
  Purchase of other businesses and technologies.............      (1,900)          --           --
                                                              ----------    ---------    ---------
Net cash used for investing activities......................    (576,965)     (13,445)     (71,059)
Financing activities:
  Proceeds from issuance of common stock....................     108,926       13,971        5,777
  Net proceeds from issuance of convertible debt............     334,137           --       97,500
  Payments of notes payable.................................          --           --         (612)
  Payments on notes receivable from stockholders............          --           --          282
                                                              ----------    ---------    ---------
Net cash provided by financing activities...................     443,063       13,971      102,947
Effect of exchange rate changes.............................        (954)         134         (490)
                                                              ----------    ---------    ---------
Net increase in cash and cash equivalents...................       9,158       63,457       58,218
Cash and cash equivalents at beginning of year..............     139,086       75,629       17,411
                                                              ----------    ---------    ---------
Cash and cash equivalents at end of year....................  $  148,244    $ 139,086    $  75,629
                                                              ==========    =========    =========
Supplemental disclosures:
  Cash paid for interest....................................  $    5,300    $   5,521    $      --
                                                              ==========    =========    =========
  Cash paid for income taxes................................  $   15,834    $   6,245    $   1,703
                                                              ==========    =========    =========
Supplemental schedule of noncash investing and financing
  transactions:
  Issuance of common stock and options for business
    acquisitions............................................  $3,618,161    $      --    $      --
                                                              ==========    =========    =========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VERITAS Software Corporation (the Company), a Delaware corporation, is a leading independent supplier of storage management software. The Company's products help its customers manage complex and diverse computing environments efficiently and cost-effectively by making sure that their data is protected, can be accessed at all times, and can be managed and used in compliance with business policies. The Company's products help to improve the levels of centralization, control, automation and manageability in computing environments, they allow information technology, or IT, managers to be more effective with constrained resources and limited budgets. Its products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers and end users to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. In addition, the Company's products provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations. Its products are highly scalable in order to keep up with the rapid growth of data and technologies deployed in businesses. The Company develops and sells products for all popular operating systems, including versions of UNIX and Windows NT. Its software solutions are used in a broad spectrum of industries, including many leading global corporations and e-commerce businesses. The Company also provides a full range of services to assist its customers in planning and implementing their storage management solutions. The Company markets its products and services to original equipment manufacturers and end user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Stock splits

     On June 7, 1999, the Company announced a two-for-one stock split in the form of a stock dividend paid on July 8, 1999 to stockholders of record on June 18, 1999. On October 14, 1999, the Company announced a three-for-two split in the form of a stock dividend paid on November 19, 1999 to stockholders of record on November 2, 1999. On January 27, 2000, the Company announced a three-for-two split in the form of a stock dividend paid on March 3, 2000 to stockholders of record on February 18, 2000. All share and per share data have been restated to give retroactive effect to the these stock splits.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risk and with original maturities of three months or less when purchased. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

     Short-term investments include investments with original maturities of one year or less when purchased. The Company has determined its short-term investments are held to maturity under the provisions of

                          VERITAS SOFTWARE CORPORATION

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (SFAS No. 115) and accordingly such amounts are recorded at amortized cost.

     At December 31, 1999, amortized cost approximated fair value for all cash equivalents and short-term investments. To date, there have been no significant realized or unrealized gains or losses on the short-term investments.

  Long-Term Investments

     Investments with remaining maturities greater than one year from date of purchase are classified as long-term. The Company accounts for its long-term investments in accordance with SFAS No. 115 and these investments are classified as held to maturity as of the balance sheet date. At December 31, 1999, amortized cost approximated fair value for all long-term investments and, to date, there have been no significant realized or unrealized gains or losses on the Company's long-term investments.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, if shorter. The estimated useful lives of furniture and equipment and computer equipment is generally three to five years. The Company also depreciates a building located in India over fifteen years. Depreciation and amortization of property and equipment charged to costs and expenses was approximately $23.1 million for the year ended December 31, 1999, $6.9 million for the year ended December 31,1998 and $3.1 million for the year ended December 31,1997.

  Goodwill and other intangibles

     Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent distribution channels, original equipment manufacturer agreements, developed technology, assembled workforce and trademarks acquired in business combinations. Goodwill and other intangibles are being amortized on a straight-line basis over their estimated useful life of four years. The Company reviews goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. In management's opinion, no material impairment exists at December 31, 1999. Accumulated amortization of goodwill and other intangibles was $548.6 million as of December 31, 1999 and $0.5 million as of December 31, 1998.

  Revenue Recognition

     In October of 1997 the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition", which has been amended by SOP 98-4 and SOP 98-9. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2, as amended by SOP 98-4, was effective for revenue recognized under software license and service arrangements beginning January 1, 1998. SOP 98-9 amends SOP 97-2 and requires recognition of revenue using the "residual method" when certain criteria are met. The implementation of these provisions of SOP 98-9 will be effective for the Company's fiscal year ending December 31, 2000. The Company does not believe the impact of SOP 98-9 will be material to its financial position, results of operations and cash flows.

     The Company derives revenue from software licenses and customer support and other services. Service revenue includes contracts for software maintenance and technical support, consulting, training, and porting fees. In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value.

                          VERITAS SOFTWARE CORPORATION

     The Company recognizes revenue from licensing of software products to an end user upon delivery of the software product to the customer, unless the fee is not fixed or determinable, or collectibility is not considered probable. For licensing of the Company's software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company's software through our indirect sales channels, revenue is recognized when the software is sold by the reseller, value-added reseller or distributor to an end-user customer. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Customer support revenue is recognized on a straight-line basis over the period that the support is provided. Other software service arrangements are evaluated to determine whether those services are essential to the functionality of the other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. The Company generally considers software services essential unless the software is paid for before the services commence and the services are limited to training or normal installation.

     Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-completion measured using labor cost inputs.

  Software Development Costs

     Under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of the Company's products has been of short duration. As of December 31, 1999 such capitalizable software development costs were insignificant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities and trade receivables. The Company primarily invests its excess cash in commercial paper rated A-1/P-1, medium-term notes, corporate notes, government securities, market auction preferreds with approved financial institutions, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management's expectations. For the years ended December 31, 1999 and 1997 no customer accounted for greater than 10% of revenues. For the year ended December 31, 1998, one customer accounted for approximately 12% or $25.8 million of the Company's revenue.

  Net Income Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of

                          VERITAS SOFTWARE CORPORATION
employee stock options using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

  Accounting for Stock-Based Compensation

     The Company accounts for employee stock based compensation in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net income and net income per share disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation", are included in Note 9.

  Translation of Foreign Currencies

     Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder's equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

  Impairment of Long-Lived Assets

     The Company reviews the assets for impairment and determines whether an event or change in facts and circumstances indicates that the carrying amount of property and equipment or other long-lived assets may not be recoverable. The Company determines recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. No events or changes in facts and circumstances occurred during the year that would indicate that any impairment of assets existed.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement SFAS No. 133 as of the beginning of its fiscal year 2001. The Company's exchange rate hedging activities have been insignificant to date and the Company does not believe the impact of SFAS No. 133 will be material to its financial position, results of operations or cash flows.

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 "Software Revenue Recognition" to require recognition of revenue using the "residual method" when certain criteria are met. The Company will be required to implement these provisions of SOP 98-9 for its fiscal year ending December 31, 2000. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2. The Company does not believe the impact of SOP 98-9 will be material to the Company's financial position, results of operations or cash flows.

NOTE 2. BUSINESS COMBINATIONS

     On May 28, 1999, the Company acquired the Network & Storage Management Group business of Seagate Software, Inc., which the Company refers to as "NSMG." The NSMG business develops and markets software products and provides related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. Its products offer features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource

                          VERITAS SOFTWARE CORPORATION
management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution of assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and their respective subsidiaries, and based on the average closing price of our common stock of $20.26 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, the Company issued 155,583,486 shares of its common stock to Seagate Software, Inc. and issued options to purchase 15,626,358 shares of its common stock to its employees who were former NSMG employees. The Company accounted for the NSMG acquisition using the purchase method of accounting, and incurs charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For 1999, the Company recorded $482.5 million for the amortization of goodwill and other intangibles, and $34.1 million for the amortization of developed technology related to this acquisition. The Consolidated Statements of Operations include the results of operations of NSMG subsequent to the acquisition date.

     Acquisition-related costs consist of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximate $11.7 million. At December 31, 1999, $17.4 million in direct transaction costs, $0.3 million in operating lease commitments on duplicative facilities and $1.8 million in involuntary termination benefits were paid against the acquisition-related costs accrual and $11.7 million of non-cash involuntary termination benefits were charged against the acquisition-related costs accrual. The remaining acquisition-related costs accrual of $12.2 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013. In addition, the Company recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that the Company plans to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits relate to the salary and fringe benefit expense for terminated employees in research and development. Involuntarily terminated employees represented approximately 2% of the global workforce. At December 31, 1999, $0.9 million in severance costs were paid against the restructuring charge accrual and $0.9 million of write-off of redundant equipment and leasehold improvements had been written off. The remaining restructuring charge accrual of $9.2 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

     On June 1, 1999 the Company acquired TeleBackup Systems, Inc., which the Company refers to as "TeleBackup." TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became a wholly owned subsidiary of the Company in exchange for the issuance of 6,842,795 shares of either its common stock or exchangeable shares to the holders of TeleBackup common shares and the exchange of options to purchase 154,706 shares of its common stock to its employees who were former employees of TeleBackup. The Company accounted for the TeleBackup acquisition using the purchase method of accounting, and incurs charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of our common stock of $19.60 per share for 5 days before and after June 1, 1999, the

                          VERITAS SOFTWARE CORPORATION
measurement date for the transaction, the total purchase price for TeleBackup was $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At December, 1999, of the total $6.2 million acquisition costs, the Company paid $5.3 million in direct transaction costs with the majority of the remaining $0.9 million anticipated to be utilized by May 2000. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For 1999, the Company recorded $20.1 million for amortization of goodwill and other intangibles, and $1.0 million for the amortization of developed technology related to this acquisition. The Consolidated Statements of Operations include the results of operations of TeleBackup subsequent to the acquisition date.

     On August 10, 1999, the Company acquired certain assets of NuView, Inc., which the Company refers to as "NuView". Under an asset purchase agreement, the Company acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $67.9 million. The Company accounted for the acquisition using the purchase method of accounting, and incurs charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of the Company's common stock, $0.8 million for the issuance of options to purchase the Company's common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million payable in cash, of which $11.4 million has been paid. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For 1999, the Company recorded $8.1 million for amortization of goodwill and other intangibles, and $0.3 million for the amortization of developed technology related to this acquisition. The Consolidated Statements of Operations include the results of operations of NuView subsequent to the acquisition date.

     The following unaudited pro forma summary results of operations data have been prepared assuming that the NSMG, TeleBackup and NuView acquisitions had occurred at the beginning of the periods presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented. The pro forma information excludes the impact of the one-time charges related to in-process research and development costs of $104.2 million and the restructuring charges of $11.0 million recorded in 1999 (in thousands, except per share amounts):

                                                         1999         1998
                                                       ---------    ---------
Net revenue..........................................  $ 700,027    $ 409,998
                                                       =========    =========
Net loss.............................................  $(738,049)   $(814,993)
                                                       =========    =========
Basic and diluted net loss per share.................  $   (1.93)   $   (2.18)
                                                       =========    =========

     Effective April 25, 1997, the Company merged with OpenVision, a publicly-held company that provided storage management applications and services for client/server computing environments. This transaction was accounted for as a pooling of interests. Approximately 65,745,000 shares of the Company's common stock were issued in the OpenVision merger and the Company reserved approximately 9,780,000 shares of its common stock for issuance pursuant to the assumption of outstanding options, warrants and other rights to purchase OpenVision common stock.

                          VERITAS SOFTWARE CORPORATION

     The following information shows revenue and net income of the separate companies during the periods preceding the merger (in thousands):

                                                                1997
                                                              --------
Net revenue:
  VERITAS...................................................  $ 12,454
  OpenVision................................................    13,156
  Combined company..........................................    95,515
                                                              --------
                                                              $121,125
                                                              ========
Net income:
  VERITAS...................................................  $  3,752
  OpenVision................................................     1,665
  Combined company..........................................    17,332
                                                              --------
                                                              $ 22,749
                                                              ========

     Note: April 1, 1997 was used as an approximation of the effective date of the Merger.

     As a result of the OpenVision merger, the Company incurred charges to operations of $8.5 million during the second quarter of 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the merger. Of the total charge, $1.2 million resulted from the write-down of redundant assets and facilities, primarily consisting of intangible assets related to a prior acquisition which became redundant as a result of OpenVision having a similar product line. The remaining $7.3 million, involving banking, legal and accounting fees and other direct costs and payments in connection with the elimination of duplicative facilities, was fully paid as of December 31, 1999.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash, cash equivalents and short-term investments consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Cash and cash equivalents:
  Cash.................................................  $ 55,233    $  6,893
  Money market funds...................................     5,234         172
  Commercial paper.....................................    77,771     132,021
  Corporate notes......................................    10,006          --
                                                         --------    --------
Cash and cash equivalents..............................   148,244     139,086
                                                         --------    --------
Short-term investments:
  Commercial paper.....................................   207,465       1,357
  Market auction preferreds............................    11,713      20,659
  Government securities................................    91,599          --
  Corporate notes......................................   233,360      50,024
                                                         --------    --------
Short-term investments.................................   544,137      72,040
                                                         --------    --------
Cash, cash equivalents and short-term investments......  $692,381    $211,126
                                                         ========    ========

                          VERITAS SOFTWARE CORPORATION

     Long-term investments consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                           1999        1998
                                                          -------     -------
Long-term investments:
  Government securities.................................  $18,838     $ 9,497
  Medium-term corporate notes...........................   46,198      22,428
                                                          -------     -------
Long-term investments...................................  $65,036     $31,925
                                                          =======     =======

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Furniture and equipment................................  $ 24,176    $  6,962
Computer equipment.....................................    96,828      34,251
Building...............................................     1,445       1,008
Leasehold improvements.................................    17,266       3,765
                                                         --------    --------
                                                          139,715      45,986
Less -- accumulated depreciation and amortization......   (62,757)    (19,468)
                                                         --------    --------
Property and equipment, net............................  $ 76,958    $ 26,518
                                                         ========    ========

NOTE 5. CONVERTIBLE SUBORDINATED NOTES

     In October 1997, the Company issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which the Company received net proceeds of $97.5 million. The Company and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes. The 5.25% notes provide for semi-annual interest payments of $2.6 million each May 1 and November 1. The 5.25% notes are convertible into shares of the Company's common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of
104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over the period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method. The fair value of the 5.25% notes as of December 31, 1999 was $1,000.9 million.

     In August 1999, the Company and its wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which the Company received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount represent a yield to maturity of 6.5%. VERITAS and VERITAS Operating Corporation are co-obligors on the 1.856% notes. The 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of the Company's common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over the period of time until maturity at the Company's option at issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the

                          VERITAS SOFTWARE CORPORATION
term of the 1.856% notes using the interest method. The fair value of the 1.856% notes as of December 31, 1999 was $1,259.3 million.

NOTE 6. SUMMARY FINANCIAL INFORMATION OF SUBSIDIARY

     VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on VERITAS' 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. In accordance with Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, VERITAS provides the following unaudited summary financial information with respect to VERITAS Operating Corporation. The following presents the operations of, and the assets held by, the legal entity VERITAS Operating Corporation and does not necessarily, nor is it intended to, represent the operations of VERITAS Operating Corporation had it continued as a separate entity absent the NSMG acquisition (in thousands):

                                                                1999        1998
                                                              --------    --------
STATEMENT OF OPERATIONS DATA:
Total net revenue...........................................  $451,095    $210,865
Amortization of goodwill and other intangibles..............    28,441          --
In-process research and development.........................     3,000          --
Acquisition and restructuring costs.........................        --          --
Income from operations......................................    96,714      53,668
Net income..................................................    65,488      51,648
BALANCE SHEET DATA:
Working capital.............................................  $530,672    $198,842
Goodwill and other intangibles..............................   199,590          --
Total assets................................................   987,359     349,117
Long-term obligations.......................................   451,629     100,773
Retained earnings (accumulated deficit).....................    36,072     (29,416)
Stockholders' equity........................................   433,478     169,854

NOTE 7. COMMITMENTS AND CONTINGENCIES

     The Company currently has operating leases for its facilities through October 31, 2012. Rental expense under operating leases was approximately $15.6 million, $6.1 million and $4.3 million for the years ended December 31, 1999, 1998, and 1997, respectively. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The approximate minimum lease payments as of December 31, 1999 are as follows (in thousands):

2000..............................................  $ 23,549
2001..............................................    21,453
2002..............................................    18,195
2003..............................................    17,039
2004..............................................    15,267
Thereafter........................................    39,599
                                                    --------
Minimum lease payments............................  $135,102
                                                    ========

     In the ordinary course of business, various lawsuits and claims have been filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          VERITAS SOFTWARE CORPORATION

NOTE 8. BENEFIT PLANS

     The Company has adopted a retirement savings plan (the VERITAS Software 401(k) Plan), qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all United States employees. Under the plan employees may contribute up to 20% of their pretax salary, subject to certain limitations. Employees are eligible to participate beginning the first day of the month following their date of hire. The Company matches approximately 50% of the employee contributions up to $2,500 per year and contributed approximately $3.1 million in 1999. For 1998 and 1997, the Company matched approximately 25% of the employee contributions up to $1,200 per year and contributed approximately $0.6 million in 1998 and $0.3 million in 1997.

NOTE 9. STOCK COMPENSATION PLANS

     At December 31, 1999, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        1999        1998       1997
                                                      ---------    -------    -------
Net income (loss)
  As reported.......................................  $(502,958)   $51,648    $22,749
  Pro forma.........................................  $(540,474)   $32,102    $12,358
Basic earnings (loss) per share
  As reported.......................................  $   (1.59)   $  0.24    $  0.11
  Pro forma.........................................  $   (1.71)   $  0.15    $  0.06
Diluted earnings (loss) per share
  As reported.......................................  $   (1.59)   $  0.22    $  0.10
  Pro forma.........................................  $   (1.71)   $  0.14    $  0.06

     SFAS No. 123 is only applicable to options granted subsequent to January 1, 1995. As a result, the pro forma effect of adopting SFAS No. 123 is not fully reflected until the year ending December 31, 1999.

  Stock Option Plans

     The Company has two stock option plans. The Company's 1993 Equity Incentive Plan (the 1993 Plan) provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. The options generally are granted at the fair market value of the Company's common stock at the date of grant, expire ten years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. The Company has reserved 89,596,000 shares of common stock for issuance under the 1993 Plan. The Company has also reserved 2,531,250 shares for issuance under the Company's 1993 Director's Stock Option Plan (the Director's Plan). Generally options expire ten years from date of grant, vest over the term of each directors board membership and are exercisable immediately upon vesting. As of December 31, 1999, 39,840,353 shares were available for future grant under the plans.

     For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates averaging 5.55% in 1999, 5.15% in 1998 and 6.19% in 1997; a dividend yield of 0.0% for all years; a weighted-average expected

                          VERITAS SOFTWARE CORPORATION
life of 5 years for all years; and a volatility factor of the expected market price of the Company's common stock of 0.65 for 1999, 0.65 for 1998 and 0.60 for 1997.

     A summary of the status of the Company's stock option plans (including the options assumed in the Acquisitions and the Merger) as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below (number of shares in thousands):

                                                1999                    1998                    1997
                                        ---------------------   ---------------------   ---------------------
                                                    WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                     AVERAGE                 AVERAGE                 AVERAGE
                                         NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                        OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                        ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of year......    36,948     $ 4.88       34,601      $2.86       25,817      $1.58
Granted...............................    16,717     $23.36       10,469      $9.76       14,369      $4.68
Assumed in business combinations......    15,896     $ 3.40           --      $  --           --      $  --
Exercised.............................   (11,909)    $ 3.21       (5,547)     $1.88       (3,474)     $0.92
Forfeited.............................    (3,230)    $ 9.07       (2,575)     $4.03       (2,111)     $2.94
                                        --------     ------      -------      -----      -------      -----
Outstanding at end of year............    54,422     $10.28       36,948      $4.88       34,601      $2.86
                                        ========     ======      =======      =====      =======      =====
Options exercisable at year end.......    22,625                  15,201                  11,516
Weighted-average fair value of options
  Granted during the year.............  $  13.93                 $  5.75                 $  2.69

     The following table summarizes information about stock options outstanding at December 31, 1999 (number of shares in thousands):

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 ----------------------------------------   --------------------------
                                   WEIGHTED-
                     NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                 OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
   RANGE OF       DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES       1999           LIFE         PRICE          1998          PRICE
---------------  --------------   -----------   ---------   --------------   ---------
$ 0.01 - $ 1.66       5,637          5.34        $ 0.99          5,326        $ 0.98
$ 1.68 - $ 2.42       6,285          6.91        $ 2.06          4,243        $ 2.08
$ 2.43 - $ 3.68       5,964          6.81        $ 2.73          3,641        $ 2.68
$ 3.70 - $ 4.79       7,265          8.01        $ 4.49          3,058        $ 4.55
$ 4.84 - $ 8.58       6,319          7.88        $ 6.31          2,779        $ 6.08
$ 8.70 - $11.33       5,519          8.48        $10.11          1,795        $10.01
$12.00 - $17.56       6,286          9.24        $16.09            973        $15.69
$17.94 - $21.81       7,891          9.50        $20.67            775        $20.35
$23.33 - $62.83       3,001          9.74        $37.87             35        $30.35
$72.12 - $72.13         255          9.96        $72.13             --        $72.13
                     ------          ----        ------         ------        ------
$ 0.01 - $72.13      54,422          7.97        $10.28         22,625        $ 4.63
                     ======          ====        ======         ======        ======

EMPLOYEE STOCK PURCHASE PLANS

     Under the Company's 1993 Employee Stock Purchase Plan (the 1993 Purchase
Plan), the Company is authorized to issue up to 21,910,295 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the 1993 Purchase Plan, employees can choose to have up to 10% of their wages withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value.

                          VERITAS SOFTWARE CORPORATION

     Substantially all of the eligible employees have participated in the either the 1993 Purchase Plan or the 1996 Purchase Plan in 1999, 1998 and 1997. Under the 1993 Purchase Plan, the Company issued 796,495 shares to employees in 1999, 764,573 shares in 1998, and 672,075 shares in 1997.

     In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes option-pricing model with the following assumptions for these rights granted in 1999, 1998 and 1997: a dividend yield of 0.0% for all years; an expected life ranging up to 2 years for all years; an expected volatility factor of 0.65 in 1999, 0.65 in 1998 and 0.60 in 1997; and risk-free interest rates ranging from 4.57% to 5.77% in 1999, from 5.14% to 5.39% in 1998 and from 5.27% to 5.84% in
1997. The weighted-average fair value of the purchase rights granted was $8.70 in 1999, $3.15 in 1998 and $2.06 in 1997.

NOTE 10. STOCKHOLDERS' EQUITY

     On October 4, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.001 per share, of VERITAS. The rights are initially attached to the Company's common stock and will not trade separately. If a person or group acquires 20 percent or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock the consummation of which would result in acquiring 20 percent or more of the Company's common stock, then the rights will be distributed and will then trade separately from the common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. The rights expire October 5, 2008, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

     The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

     Total common shares reserved for issuance at December 31, 1999 under all stock compensation plans are 114,037,545 shares (see Note 9).

NOTE 11. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Federal
  Current............................................  $ 64,452    $11,858    $   539
  Deferred...........................................   (35,245)    (8,075)    (3,500)
State
  Current............................................     9,340      2,514      1,939
  Deferred...........................................    (5,077)        75       (700)
Foreign..............................................     1,920      1,769      2,732
                                                       --------    -------    -------
          Total......................................  $ 35,390    $ 8,141    $ 1,010
                                                       ========    =======    =======

     The tax benefits associated with the disqualifying disposition of stock options or employee stock purchase plan shares reduced the income taxes currently payable by $63.0 million for 1999. Such benefits are credited to additional paid-in capital when realized.

                          VERITAS SOFTWARE CORPORATION

     The provision for income taxes differs from the amount computed by applying the federal statutory rate as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Federal tax at statutory rate...............................   35.0%     35.0%     35.0%
Benefit of loss carryforwards...............................     --      (9.3)    (35.9)
State taxes.................................................   (0.9)      4.2       5.4
Foreign taxes...............................................   (0.4)      3.0       9.4
Change in valuation allowance...............................     --     (13.4)    (17.7)
Acquisition and restructuring costs.........................     --        --       6.5
In-process research and development charge and
  non-deductible goodwill...................................  (42.2)       --        --
Alternative minimum tax, net................................     --        --       2.3
Tax credits.................................................    0.5      (7.1)       --
Other.......................................................    0.4       1.2      (0.7)
                                                              -----     -----     -----
          Total.............................................   (7.6)%    13.6%      4.3%
                                                              =====     =====     =====

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999         1998        1997
                                                    ---------    --------    --------
Deferred tax assets:
Net operating loss carryforwards..................  $  26,946    $ 23,276    $ 22,499
Reserves and accruals not currently deductible....     28,315       6,146       2,205
Acquired intangibles..............................     12,521       1,895       2,114
Tax credit carryforwards..........................      2,861          --       2,246
Other.............................................      2,170       1,655         887
                                                    ---------    --------    --------
          Total...................................     72,813      32,972      29,951
Valuation allowance...............................    (11,602)    (20,772)    (25,751)
                                                    ---------    --------    --------
Net deferred tax assets...........................  $  61,211    $ 12,200    $  4,200
                                                    =========    ========    ========
Deferred tax liabilities:
Acquired intangibles..............................   (195,275)         --          --
                                                    ---------    --------    --------
Net deferred tax assets (liabilities).............  $(134,064)   $ 12,200    $  4,200
                                                    =========    ========    ========

     The valuation allowance decreased by approximately $9.2 million in 1999, $5.0 million in 1998 and $13.6 million in 1997. As of December 31, 1999, the $11.6 million valuation allowance reflected above relates to the tax benefits of certain assets acquired with the acquisition of NSMG and will be credited to goodwill if realized.

     As of December 31, 1999, the Company had federal tax loss carryforwards of approximately $74.0 million and federal tax credit carryforwards of approximately $2.9 million. The federal tax loss carryforwards will expire in 2008 through 2011, and the federal tax credit carryforwards will expire in 2003 through 2014, if not utilized. Because of the change in ownership provisions of the Internal Revenue Code, a substantial portion of the Company's net operating loss and credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization.

     Management has determined based on the Company's history of prior earnings, its expectations for the future and the extended period over which the benefits of certain deferred tax assets will be realized, as well as

                          VERITAS SOFTWARE CORPORATION
the limitations on its ability to utilize certain net operating loss carryforwards, that a valuation allowance continues to be necessary.

     The realization of the Company's deferred tax assets, which relate primarily to net operating loss carryforwards and temporary differences is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

NOTE 12. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999         1998        1997
                                                    ---------    --------    --------
Numerator:
  Net income (loss)...............................  $(502,958)   $ 51,648    $ 22,749
                                                    =========    ========    ========
Denominator:
  Weighted-average shares.........................    316,892     211,558     205,300
                                                    ---------    --------    --------
  Denominator for basic earnings (loss) per
     share........................................    316,892     211,558     205,300
  Common stock equivalents........................         --      20,961      17,416
                                                    ---------    --------    --------
  Denominator for diluted earnings (loss) per
     share........................................    316,892     232,519     222,716
                                                    =========    ========    ========
Basic earnings (loss) per share...................  $   (1.59)   $   0.24    $   0.11
                                                    =========    ========    ========
Diluted earnings (loss) per share.................  $   (1.59)   $   0.22    $   0.10
                                                    =========    ========    ========

     Common stock equivalents included in the denominator for purposes of computing diluted earnings per share do not include 10,465,067 shares issuable upon conversion of the 5.25% convertible subordinated notes and 13,010,144 shares issuable upon conversion of the 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented (see Note 5). In 1999, common stock equivalents included in the denominator for purposes of computing diluted earnings per share do not include 39,406,524 potential common shares, all related to employee stock options, as their effect would be anti-dilutive.

NOTE 13. SIGNIFICANT DEVELOPMENT AND LICENSE AGREEMENTS

     In January 1997 the Company entered into a cross-license and development arrangement with Sun Microsystems whereby each party granted the other a royalty-based license to bundle or resell substantially all then-available products of both companies. Under this arrangement, 5% of each royalty dollar received by the Company is to be set aside to fund future "best efforts", non-recurring engineering services to be performed by the Company at the direction of Sun. Under these NRE projects, the scope of which is mutually agreed to by both parties, Sun bears the risk of the development effort. In accordance with SFAS No. 68 the Company has recognized a liability equal to 5% of each royalty dollar received from Sun under this arrangement. The liability to Sun as of December 31, 1999 was $1.2 million. As of December 31, 1998 there was no liability to Sun. The liability to Sun as of December 31, 1997 was $0.2 million.

NOTE 14. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131), in fiscal 1998. SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available

                          VERITAS SOFTWARE CORPORATION
that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

     The Company operates in one segment, storage management solutions. The Company's products and services are sold throughout the world, through direct, OEM, reseller and distributor channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the geographic regions of the segment and does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company's storage products or services.

     Geographic information (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
User license fees(1):
  United States....................................  $372,485    $121,910    $ 67,888
  Europe(2)........................................    94,986      33,172      12,971
  Other(3).........................................    30,543      12,621      14,855
                                                     --------    --------    --------
          Total....................................  $498,014    $167,703    $ 95,714
                                                     ========    ========    ========
Services(1):
  United States....................................  $ 78,756    $ 34,759    $ 20,463
  Europe(2)........................................    15,450       7,869       4,865
  Other(3).........................................     3,892         534          83
                                                     --------    --------    --------
          Total....................................  $ 98,098    $ 43,162    $ 25,411
                                                     ========    ========    ========
          Total net revenue........................  $596,112    $210,865    $121,125
                                                     ========    ========    ========

                                                             AS OF DECEMBER 31,
                                                      --------------------------------
                                                         1999        1998       1997
                                                      ----------    -------    -------
Long-lived assets(4):
  United States.....................................  $3,289,545    $25,202    $ 9,412
  Europe(2).........................................      11,918      3,644      1,114
  Other(3)..........................................       2,244        380         67
                                                      ----------    -------    -------
          Total.....................................  $3,303,707    $29,226    $10,593
                                                      ==========    =======    =======

---------------
(1) License and Service revenues are attributed to geographic regions based on location of customers.

(2) Europe includes the Middle East and Africa.

(3) Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. Reconciliation to total assets reported (in thousands):

                                                            AS OF DECEMBER 31,
                                                    ----------------------------------
                                                       1999         1998        1997
                                                    ----------    --------    --------
Total long-lived assets...........................  $3,303,707    $ 29,226    $ 10,593
Other assets, including current...................     929,570     319,891     231,287
                                                    ----------    --------    --------
          Total consolidated assets...............  $4,233,277    $349,117    $241,880
                                                    ==========    ========    ========

                          VERITAS SOFTWARE CORPORATION

No customer represented 10% or more of the Company's net revenue in 1999 and 1997. One customer represented approximately 12% or $25.8 million of the Company's net revenue in 1998.

NOTE 15. RELATED PARTY TRANSACTIONS

     The Company paid $0.8 million in 1998 and $6.7 million in 1999 in service fees related to the acquisition of NSMG to Donaldson, Lufkin & Jenrette (DLJ), a company affiliated with a director of the Company until February 1999. The Company had no outstanding receivable or payable balance with DLJ at December 31, 1999.

NOTE 16. SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of 2000, the Company amended and revised its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities the Company currently leases in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The revised total approximate minimum lease payments for these facilities for the next five years will be $0 for 2000, $5.3 million for 2001, $10.6 million for 2002 and $10.3 million for 2003 and 2004. The Company has an option to purchase the property (land and facilities) for $139.4 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $123.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires the Company to maintain specified financial covenants such as and earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of December 31, 1999.

     During the first quarter of 2000, the Company signed a lease agreement for its existing facilities in Roseville, Minnesota. The Company will improve and expand its existing facilities of 62,000 square feet and will develop adjacent property adding 260,000 square feet to the campus, with the first phase of 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for these facilities for the next five years will be $0.6 million in 2000, $1.9 million in 2001 and $2.9 million in 2002, 2003 and 2004. The Company has an option to purchase the property (land and facilities) for $40 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $34.3 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001.

     On March 29, 2000, the Company, Seagate Technology, Inc. and an investor group including Seagate Technology's management group announced a transaction in which the Company will acquire all of the shares of its common stock held by Seagate Technology, certain other securities and cash. The Company is not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business.

     In the transaction, the Company will issue to the Seagate Technology stockholders approximately 109.3 million shares of its common stock for approximately 128 million shares of the Company's common stock held by Seagate Technology. In addition, the Company will issue shares of its common stock for certain other securities held by Seagate Technology at the closing date and, at the Company's election, the Company may also issue shares of its common stock for up to $750 million in retained cash at the closing date.

     The Company will be indemnified for liabilities, including tax liabilities and other matters that may arise in connection with the transaction. The transaction is intended to qualify as a tax-free reorganization.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
VERITAS Software Corporation

     We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
January 25, 2000

                          VERITAS SOFTWARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                      PROVISION
                                                         FROM      CHARGED TO
                                     BALANCE AT       BUSINESSES   OPERATING                    BALANCE AT
                                  BEGINNING OF YEAR    ACQUIRED     EXPENSES    DEDUCTIONS(1)   END OF YEAR
                                  -----------------   ----------   ----------   -------------   -----------
                                                               (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31,
     1999.......................       $2,572           $1,477       $2,425         $781          $5,693
  Year ended December 31,
     1998.......................       $1,597           $   --       $1,032         $ 57          $2,572
  Year ended December 31,
     1997.......................       $  697           $   --       $  900         $ --          $1,597

---------------
(1) Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

                                   EXHIBIT INDEX

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
 2.01     Amended and Restated Agreement and Plan of           S-4     04/19/99     2.01
          Reorganization by and among VERITAS Software
          Corporation, formerly VERITAS Holding Corporation
          ("VERITAS"), VERITAS Operating Corporation,
          formerly VERITAS Software Corporation ("VOC"),
          Seagate Technology, Inc., Seagate Software, Inc.
          ("Seagate Software") and Seagate Software Network &
          Storage Management Group, Inc.
 2.02     Amended and Restated Combination Agreement by and    S-4     04/19/99     2.02
          between VOC and TeleBackup Systems, Inc.
 3.01     Amended and Restated Certificate of Incorporation    8-A     06/02/99     3.01
          of VERITAS
 3.02     Certificate of Amendment of Amended and Restated     8-A     06/02/99     3.02
          Certificate of Incorporation of VERITAS
 3.03     Amended and Restated Bylaws of VERITAS               8-A     06/02/99     3.03
 4.01     Registration Rights Agreement between VOC and        10-Q    06/30/99     4.01
          Warburg, Pincus Investors, L.P. dated April 25,
          1997
 4.02     Nomination Agreement between VOC and Warburg,        10-Q    06/30/99     4.02
          Pincus Investors, L.P. dated April 25, 1997
 4.03     Indenture dated as of October 1, 1997 between VOC    10-Q    06/30/99     4.03
          and State Street Bank and Trust Company of
          California, N.A.
 4.04     Amended and Restated First Supplemental Indenture    S-1     07/27/99     4.04
          dated July 30, 1999 by and among VERITAS, VOC and
          State Street Bank and Trust of California, N.A.
 4.05     Registration Rights Agreement dated as of October    10-Q    09/30/99     4.07
          1, 1997 between VOC and UBS Securities LLC
 4.06     Form of Rights Agreement between VERITAS and the     S-4     04/19/99     4.06
          Right Agent, which includes as Exhibit A the form
          of Certificate of Designations of Series A Junior
          Participating Preferred Stock, as Exhibit B the
          Form of Right Certificate and as Exhibit C the
          Summary of Rights to Purchase Preferred Shares
 4.07     Form of Registration Rights Agreement between        S-4     04/19/99     4.07
          VERITAS and Seagate Software
 4.08     Form of Stockholder Agreement between VERITAS, VOC,  S-4     04/19/99     4.08
          Seagate Software and Seagate Technology
 4.09     Form of Specimen Stock Certificate                   S-1     10/22/93     4.01
 4.10     Form of Indenture among VERITAS, VOC State Street    S-1     07/27/99     4.10
          Bank and Trust Company of California, N.A., as
          Trustee
10.01+    Development and License Agreement between Seagate    S-4     04/19/99    10.01
          Technology and VERITAS
10.02+    Cross License Agreement and OEM Agreement between    S-4     04/19/99    10.02
          Seagate Software Information Management Group, Inc.
          and VERITAS
10.03     VERITAS 1993 Equity Incentive Plan, as amended       S-4     04/19/99    10.03

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
10.04     VERITAS 1993 Employee Stock Purchase Plan, as        S-4     04/19/99    10.04
          amended
10.05     VERITAS 1993 Directors Stock Option Plan, as                                         X
          amended
10.06     OpenVision Technologies, Inc. 1996 Employee Stock    S-4     03/24/97    10.19
          Purchase Plan, as amended
10.07     Office building sublease dated February 27, 1998,    10-Q    09/30/98    10.14
          by and between VOC and Space Systems/Loral, Inc.
10.08     Office building lease dated April 30, 1998, by and   10-Q    09/30/98    10.15
          between VOC and Ryan Companies US, Inc.
10.09*    VERITAS' 1997 Chief Executive Officer Compensation   10-K    12/31/97    10.05
          Plan
10.10*    VERITAS' 1997 Executive Officer Compensation Plan    10-K    12/31/97    10.06
10.11     Form of Key Employee Agreement                       S-4     04/19/99    10.11
10.12     Office Building Lease, dated September 2, 1994, as   10-K    12/31/94    10.09
          amended, by and between VOC and John Arriliaga and
          Richard T. Peery regarding property located in
          Mountain View, California
10.13     Amendment No 1. to Office Building Lease dated May   10-K    12/31/97    10.12
          28, 1997 by and between VOC and John Arriliaga and
          Richard T. Peery
10.14     Agreement dated November 7, 1996 between VERITAS     S-4     03/24/97    10.12
          Software India Pvt. Ltd. and Talwalkar & Talwalkar
          and Mr. Rajendra Dattatraya Pathak, Mrs. Kamal
          Trimbak Nighojkar, Mrs. Bakul Prabhakar Pathak,
          Mrs. Nalini Manohar Saraf, Mr. Narhar Vaman Pandit,
          Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar
          Thite, and Ms. Medha Narhar Pandit relating to the
          development of certain premises in Pune, India
10.15     Form of Indemnification Agreement entered into       S-4     04/19/99    10.15
          between VERITAS and each of its directors and
          executive officers
10.16     Amendment No. 1 to Cross-License and OEM Agreement   S-4     04/19/99    10.16
          between Seagate Software Information Management
          Group, Inc. and VERITAS
10.17     Participation Agreement dated April 23, 1999 by and  S-1     07/27/99    10.17
          among VOC, First Security Bank, National
          Association, as "Owner Trustee," various banks and
          other lending institutions which are parties
          thereto from time to time as "Holders," various
          banks and other lending institutions which are
          parties thereto from time to time as "Lenders,"
          NationsBank, N.A., as "Agent" for the Lenders and
          the Holders, and various parties thereto from time
          to time as "Guarantors"
10.18     Grant Deed dated April 23, 1999 recording grant of   S-1     07/27/99    10.20
          real property to First Security Bank, National
          Association as "Owner Trustee" by Fairchild
          Semiconductor Corporation of California

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
10.19     Memorandum of Lease Agreement and Lease Supplement   S-1     07/27/99    10.21
          No. 1 and Deed of Trust dated April 23, 1999 among
          VOC, First Security Bank, National Association and
          Chicago Title Company
10.20     Memorandum of Lease Agreement and Lease Supplement   S-1     07/27/99    10.22
          No. 2 and Deed of Trust dated April 23, 1999 among
          VOC, First Security Bank, National Association and
          Chicago Title Company
10.21     Collateral Assignment of Sublease dated April 23,    S-1     07/27/99    10.23
          1999 made by VOC to First Security Bank, National
          Association
10.22     Sublease Agreement dated April 23, 1999 by and       S-1     07/27/99    10.24
          between VOC and Fairchild Semiconductor Corporation
          of California
10.23     Certificate re: Representations and Warranties       S-1     07/27/99    10.25
          dated April 20, 1999 by Fairchild Semiconductor
          Corporation of California and addressed to VOC
10.24     Security Agreement dated April 23, 1999 between      S-1     07/27/99    10.26
          First Security Bank, National Bank, as "Owner
          Trustee" and NationsBank, N.A., as Agent for the
          "Lenders" and the "Holders"
10.25     Form of Agreement of Purchase and Sale by and        S-1     07/27/99    10.27
          between Fairchild Semiconductor Corporation of
          California and VOC
10.26     First Amendment dated April 14, 1999 and Agreement   S-1     07/27/99    10.28
          of Purchase and Sale dated March 29, 1999 by and
          between Fairchild Semiconductor Corporation of
          California and VOC
10.27     Agency Agreement between VOC and First Security      S-1     07/27/99    10.29
          Bank, National Association, as "Owner Trustee"
10.28     Master Lease Agreement dated April 23, 1999 between  S-1     07/27/99    10.30
          First Security Bank, National Association and VOC
10.29     First Amendment and Restatement of Certain                                           X
          Operative Agreements and Other Agreements dated
          March 3, 2000 among VOC, the various parties to the
          participation agreement and other operative
          agreements from time to time, as the "Guarantors,"
          First Security Bank, National Association, as
          "Owner Trustee," the various banks and other
          lending institutions which are parties to the
          participation agreement and other operative
          agreements from time to time, as the "Holders," and
          Bank of America, N.A., as successor to NationsBank,
          N.A.
10.30     Joinder Agreement dated March 3, 2000 by and                                         X
          between VERITAS and Bank of America, N.A.
10.31     Joinder Agreement dated March 3, 2000 by and                                         X
          between OpenVision International, Ltd. and Bank of
          America, N.A.

                                                               INCORPORATED BY REFERENCE
EXHIBIT                                                        --------------------------    FILED
NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
-------                   -------------------                  -----   ---------  -------   --------
10.32     Joinder Agreement dated March 3, 2000 by and                                         X
          between VERITAS Software Global Corporation
          (formerly known as Seagate Software Network &
          Storage Management Group, Inc.) and Bank of
          America, N.A.
10.33     Participation Agreement dated March 9, 2000 by and                                   X
          among VOC, various parties thereto from time to
          time as "Guarantors," First Security Bank, National
          Association, as "Owner Trustee," various banks and
          other lending institutions which are parties
          thereto from time to time as "Holders," various
          banks and other lending institutions which are
          parties thereto from time to time as "Lenders," and
          Bank of America, N.A. as "Agent" for the Lenders
          and the Holders.
10.34     Master Lease Agreement dated March 9, 2000 between                                   X
          First Security Bank, National Association, and VOC
10.35     Construction Agency Agreement dated March 9, 2000                                    X
          between VOC and First Security Bank, National
          Association
10.36     Trust Agreement dated March 9, 2000 between the                                      X
          several holders from time to time as parties
          thereto, as "Holders," and First Security Bank,
          National Association, as "Owner Trustee"
10.37     Credit Agreement dated March 9, 2000 among First                                     X
          Security Bank, National Association, as "Owner
          Trustee," the several lenders from time to time as
          parties thereto, and Bank of America, N.A.
10.38     Security Agreement dated March 9, 2000 between                                       X
          First Security Bank, National Association, as
          "Owner Trustee," and Bank of America, N.A.,
          accepted and agreed to by VOC
21.01     Subsidiaries of the Registrant                                                       X
23.01     Consent of Independent Auditors                                                      X
27.01     Financial Data Schedule (EDGAR only)                                                 X

---------------
* Management contract, compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to certain portions of this document.