Form 10-Q
period 2000-03-31
VERITAS SOFTWARE CORP /DE/
filed 2000-05-12
CIK 1084408

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding as of April 30, 2000 was 398,670,619 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I: FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................    3
         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999.......................................    3
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2000 and 1999..................    4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999..................    5
         Notes to Condensed Consolidated Financial Statements........    6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................   11
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   27

PART II: OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   29
Signature............................................................   31

                         PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  340,469      $  148,244
  Short-term investments....................................     510,981         544,137
  Accounts receivable, net of allowance for doubtful
     accounts of $6,046 at March 31, 2000 and $5,693 at
     December 31, 1999......................................     126,448         132,180
  Deferred income taxes.....................................      23,803          23,803
  Other current assets......................................      18,925          13,381
                                                              ----------      ----------
          Total current assets..............................   1,020,626         861,745
Long-term investments.......................................      49,004          65,036
Property and equipment, net.................................      88,233          76,958
Goodwill and other intangibles, net.........................   2,991,076       3,226,749
Other non-current assets....................................       8,429           2,789
                                                              ----------      ----------
          Total assets......................................  $4,157,368      $4,233,277
                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   32,774      $   30,229
  Accrued compensation and benefits.........................      41,769          35,560
  Accrued acquisition and restructuring costs...............      22,089          24,202
  Other accrued liabilities.................................      35,229          41,727
  Income taxes payable......................................         173           6,804
  Customer advances.........................................       6,521           5,208
  Deferred revenue..........................................     124,296          86,979
                                                              ----------      ----------
          Total current liabilities.........................     262,851         230,709
Convertible subordinated notes..............................     454,557         451,044
Deferred income taxes.......................................     144,384         157,867
Other non-current liabilities...............................         529             596
Stockholders' equity:
  Common stock..............................................   4,004,457       3,926,945
  Accumulated deficit.......................................    (706,757)       (532,374)
  Accumulated other comprehensive loss......................      (2,653)         (1,510)
                                                              ----------      ----------
          Total stockholders' equity........................   3,295,047       3,393,061
                                                              ----------      ----------
          Total liabilities and stockholders' equity........  $4,157,368      $4,233,277
                                                              ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Net revenue:
  User license fees.........................................  $ 204,316    $ 55,786
  Services..................................................     40,324      16,118
                                                              ---------    --------
          Total net revenue.................................    244,640      71,904
Cost of revenue:
  User license fees.........................................     11,778       1,955
  Services..................................................     18,299       6,527
  Amortization of developed technology......................     15,395          --
                                                              ---------    --------
          Total cost of revenue.............................     45,472       8,482
                                                              ---------    --------
Gross profit................................................    199,168      63,422
Operating expenses:
  Selling and marketing.....................................     87,583      26,823
  Research and development..................................     35,113      13,816
  General and administrative................................     14,911       3,289
  Amortization of goodwill and other intangibles............    219,759          --
                                                              ---------    --------
          Total operating expenses..........................    357,366      43,928
                                                              ---------    --------
Income (loss) from operations...............................   (158,198)     19,494
Interest and other income, net..............................     11,263       3,031
Interest expense............................................     (7,523)     (1,433)
                                                              ---------    --------
Income (loss) before income taxes...........................   (154,458)     21,092
Provision for income taxes..................................     19,925       7,509
                                                              ---------    --------
Net income (loss)...........................................  $(174,383)   $ 13,583
                                                              =========    ========
Net income (loss) per share -- basic........................  $   (0.44)   $   0.06
                                                              =========    ========
Net income (loss) per share -- diluted......................  $   (0.44)   $   0.06
                                                              =========    ========
Number of shares used in computing per share
  amounts -- basic..........................................    394,471     215,199
                                                              =========    ========
Number of shares used in computing per share
  amounts -- diluted........................................    394,471     239,111
                                                              =========    ========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $(174,383)   $ 13,583
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................      9,416       2,785
     Amortization of goodwill and other intangibles.........    219,759          --
     Amortization of developed technology...................     15,395          --
     Amortization of original issue discount on convertible
      notes.................................................      3,513          --
     Deferred income taxes..................................    (13,483)         --
     Changes in operating assets and liabilities:
       Accounts receivable..................................      5,732       2,487
       Other assets.........................................    (11,184)     (9,071)
       Accounts payable.....................................      2,545        (568)
       Accrued compensation and benefits....................      6,209      (3,794)
       Accrued acquisition and restructuring costs..........     (2,113)         --
       Other accrued liabilities............................     (6,565)        292
       Income taxes payable.................................     (6,631)      3,964
       Customer advances and deferred revenue...............     38,630       5,504
                                                              ---------    --------
          Net cash provided by operating activities.........     86,840      15,182
Cash flows from investing activities:
  Purchases of investments..................................   (244,356)    (83,409)
  Investment maturities.....................................    293,544      42,290
  Purchases of property and equipment.......................    (20,172)     (8,635)
                                                              ---------    --------
          Net cash provided by (used in) for investing
            activities......................................     29,016     (49,754)
Cash flows from financing activities:
  Proceeds from issuance of common stock....................     77,512       7,053
                                                              ---------    --------
          Net cash provided by financing activities.........     77,512       7,053
Effect of exchange rate changes.............................     (1,143)       (243)
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........    192,225     (27,762)
Cash and cash equivalents at beginning of period............    148,244     139,086
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 340,469    $111,324
                                                              =========    ========
Supplemental disclosures:
  Cash paid for interest....................................  $   4,322    $     --
  Cash paid for income taxes................................  $   1,865    $  3,217

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the VERITAS Software Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

2. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. STOCK SPLIT

     On January 27, 2000, the Company announced a three-for-two split in the form of a stock dividend paid on March 3, 2000 to stockholders of record on February 18, 2000. All share and per share data have been restated to give retroactive effect to this stock split.

4. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. However, dilutive potential common shares outstanding are not included in the denominator for the three months ended March 31, 2000 as their effect would be anti-dilutive. Potential common shares consist of employee stock options using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes. The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Numerator:
  Net income (loss).........................................  $(174,383)   $ 13,583
                                                              =========    ========
Denominator:
  Denominator for basic net income (loss) per
     share -- weighted-average shares outstanding...........    394,471     215,199
  Common stock equivalents..................................         --      23,912
                                                              ---------    --------
  Denominator for diluted net income (loss) per share.......    394,471     239,111
                                                              =========    ========
Basic net income (loss) per share...........................  $   (0.44)   $   0.06
                                                              =========    ========
Diluted net income (loss) per share.........................  $   (0.44)   $   0.06
                                                              =========    ========

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

     Common stock equivalents included in the denominator for purposes of computing diluted net income (loss) per share do not include 10,465,067 shares issuable upon conversion of the outstanding 5.25% convertible subordinated notes and 13,010,144 shares issuable upon conversion of the outstanding 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented. For the three months ended March 31, 2000, common stock equivalents included in the denominator for purposes of computing diluted net loss per share do not include 42,635,214 potential common shares, all related to employee stock options, as their effect would be anti-dilutive.

5. COMPREHENSIVE INCOME (LOSS)

     The following are the components of comprehensive income (loss) (in thousands):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         ---------    -------
Net income (loss)......................................  $(174,383)   $13,583
Foreign currency translation adjustments...............     (1,143)      (243)
                                                         ---------    -------
Comprehensive income (loss)............................  $(175,526)   $13,340
                                                         =========    =======

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

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
STATEMENT OF OPERATIONS DATA:
Total net revenue.......................................  $176,802    $71,904
Amortization of goodwill and other intangibles..........    12,866         --
Income from operations..................................    36,878     19,494
Net income..............................................    18,062     13,583

                                                       MARCH 31,    DECEMBER 31,
                                                          2000          1999
                                                       ----------   ------------
BALANCE SHEET DATA:
Working capital......................................  $  639,660    $  530,672
Goodwill and other intangibles.......................     185,416       199,590
Total assets.........................................   1,117,095       987,359
Long-term obligations................................     455,075       451,629
Retained earnings....................................      54,134        36,072
Stockholders' equity.................................     504,077       433,478

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

7. SEGMENT INFORMATION

     The Company operates in one segment, storage management solutions. The Company's products and services are sold throughout the world, through direct, original equipment manufacturer, reseller and distributor channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone software product and service revenue by product channels and revenues by geographic regions of the segment and does not receive separate, discrete financial information about asset allocation, expense allocation or profitability from the Company's storage products or services.

     Geographic information (in thousands):

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                         2000          1999
                                                       --------       -------
User license fees(1):
United States........................................  $152,801       $43,228
Europe(2)............................................    40,389         8,917
Other(3).............................................    11,126         3,641
                                                       --------       -------
          Total......................................   204,316        55,786
                                                       --------       -------
Services(1):
United States........................................    32,957        12,578
Europe(2)............................................     6,086         2,679
Other(3).............................................     1,281           861
                                                       --------       -------
          Total......................................    40,324        16,118
                                                       --------       -------
          Total net revenue..........................  $244,640       $71,904
                                                       ========       =======

                                                     MARCH 31,     DECEMBER 31,
                                                        2000           1999
                                                     ----------    ------------
Long-lived assets(4):
United States......................................  $3,062,393     $3,289,545
Europe(2)..........................................      14,399         11,918
Other(3)...........................................       2,517          2,244
                                                     ----------     ----------
          Total....................................  $3,079,309     $3,303,707
                                                     ==========     ==========

---------------
(1) License and services revenues are attributed to geographic regions based on location of customers.

(2) Europe includes the Middle East and Africa.

(3) Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                        2000           1999
                                                     ----------    ------------
Total long-lived assets............................  $3,079,309     $3,303,707
Other assets, including current....................   1,078,059        929,570
                                                     ----------     ----------
          Total consolidated assets................  $4,157,368     $4,233,277
                                                     ==========     ==========

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

    No customer represented 10% or more of the Company's net revenue for the three months ended March 31, 2000. One customer accounted for approximately $8.9 million, or 12%, of the Company's net revenues for the three months ended March 31, 1999.

8. COMMITMENTS AND CONTINGENCIES

  Facilities lease commitments

     During the first quarter of 2000, the Company amended and revised its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities that the Company currently leases in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The revised total approximate minimum lease payments for these facilities for the next five years will be $0 for 2000, $5.3 million for 2001, $10.6 million for 2002 and $10.3 million for 2003 and 2004. The Company has an option to purchase the property (land and facilities) for $139.4 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $123.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of March 31, 2000.

     During the first quarter of 2000, the Company signed a lease agreement for its existing facilities in Roseville, Minnesota. The Company will improve and expand its existing facilities of 62,000 square feet and will develop adjacent property adding 260,000 square feet to the campus, with the first phase of 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for these facilities for the next five years will be $0.6 million in 2000, $1.9 million in 2001 and $2.9 million in 2002, 2003 and 2004. The Company has an option to purchase the property (land and facilities) for $40 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $34.3 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of March 31, 2000.

9. POTENTIAL ACQUISITION

     On March 29, 2000, the Company, Seagate Technology, Inc. and an investor group including certain members of Seagate Technology's management announced a transaction in which the Company will acquire all of the shares of its common stock held by Seagate Technology, certain other securities and cash. The Company is not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business. In the transaction, the Company will issue to the Seagate Technology stockholders approximately 109.3 million shares of its common stock to obtain approximately 128.1 million shares of the Company's common stock held by Seagate Technology. In addition, the Company will issue shares of its

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

common stock to the Seagate Technology stockholders to obtain certain other securities held by Seagate Technology at the closing date and, at the Company's election, the Company may also issue shares of its common stock to the Seagate Technology stockholders to obtain up to $750 million in retained cash at the closing date. The Company will be indemnified for liabilities, including tax liabilities and other matters that may arise in connection with the transaction. The transaction is intended to qualify as a tax-free reorganization.

ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Unless expressly stated or the content otherwise requires, the terms "we", "our", "us" and "VERITAS" refer to VERITAS Software Corporation and its subsidiaries.

OVERVIEW

     VERITAS is a leading independent supplier of storage management software. Storage management software has grown significantly in importance and market impact during the last few years. Computing operations have moved from being part of the infrastructural background of a business enterprise to being a critical component in the success of a business, particularly given businesses' requirements that data remain protected and accessible at all times. Our products help our customers manage complex and diverse computing environments efficiently and cost-effectively, by making sure that their data is protected, can be accessed at all times, and can be managed and used in compliance with business policies. Our products help to improve the levels of centralization, control, automation and manageability in computing environments, and they allow information technology, or IT, managers to be significantly more effective with constrained resources and limited budgets. Our products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers and end users to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. These products provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations and are highly scalable in order to keep up with the rapid growth of data and technologies deployed in businesses.

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

     Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 24% of our total revenue for the three months ended March 31, 2000 and 22% of our total revenue for the three months ended March 31, 1999. Our international revenue increased 253% to $58.9 million for the three months ended March 31, 2000 from $16.1 million for the three months ended March 31, 1999. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries' functional currency, the relative impact of exchange rates on net income or loss is less than the impact on revenues. Although our operating and pricing strategies take into account changes in exchange rates over time, our operating results may be affected in the short term by fluctuations in foreign currency exchange rates. Our international subsidiaries purchase licenses for resale from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on our books in the foreign currency that existed at the time of the transaction. These receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to the functional currency at the then current rate, or "marked to market", which may give rise to currency remeasurement gains and losses. Such gains or losses are recognized on our statement of operations as a component of other income, net. To date, such gains or losses have not been material.

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

     On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. On June 1, 1999 we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView. In the following paragraphs, all share and per share data have been restated to give retroactive effect to our stock splits effected as stock dividends through March 31, 2000.

     The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. Its products offered features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution of assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and their respective subsidiaries, and based on the average closing price of our common stock of $20.26 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, we issued 155,583,486 shares of our common stock to Seagate Software, Inc. and issued options to purchase 15,626,358 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and we are incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For the three months ended March 31, 2000, we recorded $206.9 million for the amortization of goodwill and other intangibles, and $14.6 million for the amortization of developed technology related to this acquisition.

     Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million. At March 31, 2000, $17.5 million in direct transaction costs, $0.5 million in operating lease commitments on duplicative facilities and $2.0 million in involuntary termination benefits were paid against the acquisition-related costs accrual and $11.7 million of non-cash involuntary termination benefits were charged against the acquisition-related costs accrual. The remaining acquisition-related costs accrual of $11.7 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013. In addition, we recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that we plan to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits relate to the salary and fringe benefit expense for terminated employees in research and development. The involuntarily terminated employees represented 2% of the global workforce. At March 31, 2000, $0.9 million in severance costs and $0.2 million of cancellation of facility leases and other contracts were paid against the restructuring charge accrual and $0.9 million of write-off of redundant equipment and leasehold improvements had been written off. The remaining restructuring charge accrual of $9.0 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

     TeleBackup designed, developed and marketed software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became our wholly-owned subsidiary in exchange for the issuance of 6,842,795 shares of either our common stock or exchangeable shares to the holders of TeleBackup common shares and the exchange of options to purchase 154,706 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we are incurring charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of our common stock of $19.60 per share for 5 days before and after June 1, 1999, the measurement date for the transaction, the total purchase price for TeleBackup was $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At March 31, 2000, of the total $6.2 million acquisition costs, we paid $5.6 million in direct transaction costs with the majority of the remaining $0.6 million anticipated to be utilized by August 2000. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For the three months ended March 31, 2000, we recorded $8.6 million for amortization of goodwill and other intangibles, and $0.4 million for the amortization of developed technology related to this acquisition.

     Under an asset purchase agreement, we acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we are incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million payable in cash, of which $12.4 million has been paid. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For the three months ended March 31, 2000, we recorded $4.1 million for amortization of goodwill and other intangibles, and $0.2 million for the amortization of developed technology related to this acquisition.

RECENT DEVELOPMENT

     On March 29, 2000, VERITAS, Seagate Technology, Inc. and an investor group including certain members of Seagate Technology's management announced a transaction in which we will acquire all of the shares of our common stock held by Seagate Technology, certain other securities and cash. We are not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business. In the transaction, we will issue to the Seagate Technology stockholders approximately 109.3 million shares of our common stock to obtain approximately 128.1 million shares of our common stock held by Seagate Technology. In addition, we will issue shares of our common stock to the Seagate Technology stockholders to obtain certain other securities held by Seagate Technology at the closing date and, at our election, we may also issue shares of our common stock to the Seagate Technology stockholders to obtain up to $750 million in retained cash at the closing date. We will be indemnified for liabilities, including tax liabilities and other matters that may arise in connection with the transaction. The transaction is intended to qualify as a tax-free reorganization.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenue represented by certain line items from our condensed consolidated statement of operations for the three months ended March 31, 2000 and 1999, respectively, and the percentage changes between the comparable periods:

                                                     PERCENTAGE OF        PERIOD-TO-PERIOD
                                                   TOTAL NET REVENUE     PERCENTAGE CHANGE
                                                  -------------------    ------------------
                                                  THREE MONTHS ENDED     THREE MONTHS ENDED
                                                       MARCH 31,           MARCH 31, 2000
                                                  -------------------    ------------------
                                                  2000          1999      COMPARED TO 1999
                                                  -----         -----    ------------------
Net revenue:
  User license fees.............................    84%           78%           266%
  Services......................................    16            22            150%
                                                   ---           ---
          Total revenue.........................   100           100            240%
Cost of revenue:
  User license fees.............................     5             3            502%
  Services......................................     8             9            180%
  Amortization or developed technology..........     6             0            n/m
                                                   ---           ---
          Total cost of revenue.................    19            12            436%
                                                   ---           ---
Gross profit....................................    81            88            214%
Operating expenses:
  Selling and marketing.........................    36            37            227%
  Research and development......................    14            19            154%
  General and administrative....................     6             5            353%
  Amortization of goodwill and other
     intangibles................................    90             0            n/m
                                                   ---           ---
          Total operating expenses..............   146            61            714%
                                                   ---           ---
Income (loss) from operations...................   (65)           27
Interest and other income, net..................     5             4
Interest expense................................    (3)           (2)
                                                   ---           ---
Income (loss) before income taxes...............   (63)           29
Provision for income taxes......................     8           (10)
                                                   ---           ---
Net income (loss)...............................   (71)%          19%
                                                   ===           ===

---------------
n/m = not meaningful

     Net Revenue. Total net revenue increased 240% from $71.9 million for the three months ended March 31, 1999 to $244.6 million for the three months ended March 31, 2000. We believe that the percentage increase in total revenue achieved in this period is not necessarily indicative of future results. Our revenue comprises user license fees and service revenue. User license fees represented 84% of total net revenue for the three months ended March 31, 2000, and 78% of total net revenue for the three months ended March 31, 1999.

     User License Fees. User license fees increased 266% from $55.8 million for the three months ended March 31, 1999 to $204.3 million for the three months ended March 31, 2000. The increase was primarily the result of the acquisition of NSMG in the second quarter of 1999, continued growth in market acceptance of our software products, a greater volume of large end-user transactions, increased revenue from original equipment manufacturer resales of bundled and unbundled products and the introduction of new products. In particular, our user license fees from storage products increased by approximately 315% from $42.1 million for the three months ended March 31, 1999 to $174.7 million for the three months ended March 31, 2000, and accounted for 86% of user license fees in the three months ended March 31, 2000 and 75% of user license fees in the three months ended March 31, 1999.

     Service Revenue. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting services, training services and porting fees. Service revenue increased 150% from $16.1 million for the three months ended March 31, 1999 to $40.3 million for the three months ended March 31, 2000. The increase was primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services and the acquisition of NSMG.

     Cost of Revenue. Total cost of revenue increased 436% from $8.5 million for the three months ended March 31, 1999 to $45.5 million for the three months ended March 31, 2000. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate on a quarterly basis in the future, reflecting the timing differences between increasing our organizational investments and the corresponding revenue growth that is expected as a result.

     Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of user license fees is the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions in 1999. Cost of user license fees increased 1,290% from $2.0 million for the three months ended March 31, 1999 to $27.2 million for the three months ended March 31, 2000. The increase in cost of user license fees is due to the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions. Gross margin on user license fees decreased from 96% for the three months ended March 31, 1999 to 87% for the three months ended March 31, 2000. The decrease in gross margin on user license fees was due to the inclusion of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin would be 94% for the three months ended March 31, 2000. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. We do not expect gross margin on user license fees to increase significantly.

     Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 180% from $6.5 million for the three months ended March 31, 1999 to $18.3 million for the three months ended March 31, 2000. Gross margin on service revenue decreased from 60% for the three months ended March 31, 1999 to 55% for the three months ended March 31, 2000. The increase in absolute dollars and the decrease in the gross margin were primarily due to personnel additions in customer support and training and consulting organizations, in anticipation of increased demand for such services. We expect the cost of service revenue will continue to increase in absolute dollars in future periods and the gross margin on service revenue may increase slightly as a percentage.

     Amortization of Developed Technology. Amortization of developed technology was $15.4 million for the three months ended March 31, 2000. This amount mainly represents the amortization of the developed technology recorded upon acquisitions of NSMG, TeleBackup and NuView in 1999. The useful life of the developed technology acquired in the NSMG, TeleBackup and NuView acquisitions is four years and the amortization is expected to be approximately $15.4 million per quarter.

     Operating Expenses. The NSMG and the TeleBackup acquisitions have contributed to increases in all operating expense categories. However, due to the integration that has taken place to date, it is not possible to quantify the portion of the increase that is directly related to these acquisitions.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 227% from $26.8 million for the three months ended March 31, 1999 to $87.6 million for the three months ended March 31, 2000. Selling and marketing expenses as a percentage of total net revenue decreased slightly from 37% for the three months ended March 31, 1999 to 36% for the three months ended March 31, 2000. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, expect our selling and marketing expenses to increase in absolute dollars and increase slightly as a percentage of total revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 154% from $13.8 million for the three months ended March 31, 1999 to $35.1 million for the three months ended March 31, 2000. The increase was primarily due to increased staffing levels associated with new hires and the acquisitions. As a percentage of net revenue, research and development expenses decreased from 19% for the three months ended March 31, 1999 to 14% for the three months ended March 31, 2000. We believe that a significant level of research and development investment is required to remain competitive, and expect such expenses will continue to increase in absolute dollars in future periods and may increase slightly as a percentage of total net revenue. Research and development expenses can be expected to fluctuate from time to time to the extent that we make periodic incremental investments in research and development and our level of revenue fluctuates.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 353% from $3.3 million for the three months ended March 31, 1999 to $14.9 million for the three months ended March 31, 2000. General and administrative expenses as a percentage of revenue increased from 5% for the three months ended March 31, 1999 to 6% for the three months ended March 31, 2000. The increase in absolute dollars was primarily due to additional personnel costs, including additional personnel related to the acquisitions in the second quarter of 1999 and, to a lesser extent, to an increase in other expenses associated with enhancing our infrastructure to support expansion of our operations. General and administrative expenses are expected to increase in absolute dollars, but not to change significantly as a percentage of revenue in the future, as we expand our operations.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $219.8 million for the three months ended March 31, 2000. This amount mainly represents the amortization of goodwill, distribution channels, trademarks and other intangible assets recorded upon acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and other intangibles is four years and the amortization is expected to be approximately $219.8 million per quarter.

     Interest and Other Income, Net. Interest and other income, net increased 272% from $3.0 million for the three months ended March 31, 1999 to $11.3 million for the three months ended March 31, 2000. The increase was due to increased amounts of interest income attributable to the higher level of funds available for investment, primarily from the net proceeds of the issuance of the 1.856% convertible subordinated notes in August 1999, and, to a lesser extent, from the net cash provided by operating activities. Foreign exchange transaction gains and losses which are included in other income, net, have not had a material effect on our results of operations.

     Interest Expense. Interest expense increased 425% from $1.4 million for the three months ended March 31, 1999 to $7.5 million for the three months ended March 31, 2000. Interest expense consists primarily of interest accrued under the 5.25% convertible subordinated notes issued in October 1997 and the 1.856% convertible subordinated notes issued in August 1999.

     Income Taxes. We had effective tax rates of 13% of pre-tax loss for the three months ended March 31, 2000, compared to a tax provision of 36% for the three months ended March 31, 1999. Our 2000 effective tax rate was negative and differed from the combined federal and state statutory rates primarily due to acquisition related charges that were non-deductible for tax purposes.

     New Accounting Pronouncements. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 Software Revenue Recognition to require recognition of revenue using the "residual method" when certain criteria are met. We were required to implement these provisions of SOP 98-9 on January 1, 2000. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2. The adoption of SOP 98-9 did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2000 and is not expected to have a material effect for the year ending December 31, 2000.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The impact of SAB 101 was not material on our consolidated results of operation, financial position, and cash flows for the three months ended March 31, 2000 and is not expected to be material for the year ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term investments totaled $851.5 million at March 31, 2000 and represented 73% of our tangible assets, net. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, governments securities and market auction preferreds. At March 31, 2000, we had $454.6 million of long-term obligations and stockholders' equity was approximately $3,295.0 million.

     Net cash provided by operating activities was $86.8 million in the three months ended March 31, 2000, and $15.2 million in the three months ended March 31, 1999. For the three months ended March 31, 2000, cash provided by operating activities resulted primarily from income, after adjustments to exclude non-cash charges including amortization of intangibles related to acquisition activities, and an increase in deferred revenue, offset somewhat by a decrease in deferred income taxes and an increase in other assets. For the three months ended March 31, 1999, cash provided by operating activities resulted primarily from net income, an increase in deferred revenue, and a reduction in accounts receivable, offset somewhat by an increase in other assets.

     Our investing activities provided cash of $29.0 million in the three months ended March 31, 2000 primarily due to the net decrease in short-term and long-term investments of $49.2 million partially offset by capital expenditures of $20.2 million. Our investing activities used cash of $49.8 million in the three months ended March 31, 1999 due to the net increase in short-term investments of $41.1 million and capital expenditures of $8.6 million.

     Financing activities provided cash of $77.5 million in the three months ended March 31, 2000, and $7.1 million in the three months ended March 31, 1999 from the issuance of common stock under our employee stock plans.

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

     Following the issuance of the 5.25% notes and the 1.856% notes, we have a ratio of long-term debt to total capitalization at March 31, 2000 of approximately 12%. As a result of this additional indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

     During the first quarter of 2000, we amended and revised our existing lease agreement for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities we currently lease in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and facilities) for $139.4 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value up to $123.8 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which we were in compliance with as of March 31, 2000.

     During the first quarter of 2000, we signed a lease agreement for our existing facilities in Roseville, Minnesota. We will improve and expand our existing facilities of approximately 62,000 square feet and will develop adjacent property adding approximately 260,000 square feet to the campus, with the first phase of approximately 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and facilities) for $40 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value up to $34.3 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which we were in compliance with as of March 31, 2000.

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

  We face many new difficulties managing a larger company

     The NSMG and TeleBackup acquisitions have created new challenges for us. If we fail to meet those challenges, our business and quarterly and annual results of operations could be adversely affected and the value of your investment could decline. We grew rapidly before these acquisitions. After these acquisitions, our workforce was approximately twice the size of our workforce prior to the acquisitions. This growth is likely to continue to strain our management control systems and resources, including decision support, accounting, management information systems and facilities. We must continue to improve our financial and management controls and our reporting systems and procedures to manage our employees and to obtain additional facilities.

 We are incurring significant accounting charges in connection with the NSMG, TeleBackup and NuView acquisitions that are creating net losses immediately and in the future

     The significant costs of integration associated with the NSMG, TeleBackup and NuView acquisitions increase the risk that we will not realize the anticipated benefits. Because we accounted for these acquisitions using purchase method of accounting, we recorded goodwill and other intangible assets of approximately $3,754.9 million in 1999. This amount is being amortized over four years, and is resulting in charges to operations of approximately $234.8 million per quarter.

  We have a significant amount of debt that we may be unable to service or repay

     In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006. The annual interest payments on our outstanding notes as of March 31, 2000 are $5.3 million and $8.6 million respectively, which we expect to fund from cash flow from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. For example, the notes could be declared immediately due and payable if we do not make timely payments. While our cash flow has been sufficient to fund interest payments to date, if we cannot meet our debt obligations from the cash generated by our business, we may not be able to develop and sell new products, respond to changing business or economic conditions adequately, make acquisitions or otherwise fund our business.

 We might fail to successfully complete the integration of the businesses of VERITAS, NSMG and TeleBackup

     We continue to experience difficulties in integrating the businesses of NSMG and TeleBackup with our own. If we fail to successfully complete the integration, our businesses and our quarterly and annual results of operations may be adversely affected. The difficulties that we face include:

     - integrating our products with those of NSMG and TeleBackup, including consolidating products with duplicative functionality and converging the technologies supporting the various products despite their lack of a common technology architecture;

     - maintaining brand recognition for key products formerly associated with NSMG, such as VERITAS Backup Exec, while migrating customer identification of the brands to VERITAS;

     - resolving channel conflicts that may arise between our original equipment manufacturer and direct sales channels and the retail channels acquired in the NSMG acquisition;

     - coordinating and streamlining geographically dispersed operations, such as engineering facilities in California, Florida, Minnesota, North Carolina, Maryland, Massachusetts, Washington, Canada, India and the United Kingdom; and

     - resolving differences between the corporate cultures of VERITAS, NSMG and TeleBackup.

 Our operating results may fluctuate significantly as a result of factors outside our control, which could cause the market price of our notes and of our securities to decline

     Fluctuations in our results of operations are likely to affect the market price of our common stock and subordinated notes in a manner that may be unrelated to our long-term operating performance. The more likely it is that market prices of our securities will fluctuate, the riskier is your decision to buy, sell or hold our securities. In addition, the number of factors that could affect our results of operation makes an investment in our securities riskier than many other investments. Our revenues in any quarter will depend substantially on orders we receive and ship in that quarter. In addition, we typically receive a significant portion of orders in any quarter during the last two weeks of the quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenue than we expect, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter. The results of operations of VERITAS, and of the NSMG and TeleBackup businesses we acquired in 1999, have fluctuated in the past, and our operating results are likely to fluctuate significantly in the future. Factors that could affect our results of operations include:

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

     - the relative growth rates of the Windows NT, UNIX and Linux markets;

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

  We distribute our products through multiple distribution channels, each of which is subject to risks

     Historically, we sold products through original equipment manufacturers and through direct sales. As a result of the NSMG and TeleBackup acquisitions in 1999, however, we also have a retail distribution channel as well. If we fail to manage our distribution channels successfully, our business and quarterly and annual results of operations would be adversely affected.

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

     Moreover, our retail distributors have no obligation to continue selling the products previously sold by NSMG and TeleBackup and may terminate their relationship with us at any time.

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

  Sales of a small number of product lines make up a substantial portion of our revenue

     For the foreseeable future, we expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change or other factors, our revenue would decrease and our business and quarterly and annual results of operations would be adversely affected. For example, for the three months ended March 31, 2000 and 1999 we derived approximately $174.7 million, or 86%, and $42.1 million, or 75%, of our license revenue from storage management products, including VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup and VERITAS Backup Exec. Also, our VERITAS NetBackup and VERITAS Backup Exec products perform some overlapping functions. Customers may select one product over the other, resulting in reduced revenue for the product not selected. Therefore, we may not receive the same aggregate level of revenue from these products as we have received in the past.

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

  We derive significant revenues from only a few customers

     For the three months ended March 31, 2000, no customer accounted for greater than 10% of our net revenue. For the three months ended March 31,1999, we derived 12% of our revenue from sales to Sun Microsystems. If Sun Microsystems, or any other significant customer, were to reduce its purchases from us, our revenue and therefore our business would be harmed unless we were to increase sales to other customers substantially. We do not have a contract with Sun Microsystems or any other customer that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

  We face uncertainties porting products to new operating systems and developing new products

     Some of our products operate primarily on the UNIX computer operating system. We are currently redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. We may not be able to accomplish any of this work quickly or cost-effectively. These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. Our porting and development work for the Windows NT market has required us to hire additional personnel with Windows NT expertise and to devote engineering resources to these projects. We must obtain from operating system owners a source code license to certain portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we would not be able to expand our product line easily into other areas. For example, we rely on a source code license from Microsoft with respect to our Windows NT development projects. Microsoft is under no obligation to renew the source code license, which is subject to annual renewal.

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

  Expanding our international sales depends on economic stability in regions that have been unstable

     An investment in our securities is riskier than an investment in many other companies because we have begun to expand in overseas markets such as Asia, Russia and Latin America that have experienced significant economic turmoil in recent years. Continued turmoil could adversely affect our plans to increase sales in these regions. Economic recession could also affect our ability to maintain or increase sales in these or other regions in the future. Our concern is that recession in these markets could lead to:

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

  Our foreign-based operations and sales create special problems that could hurt our results

     An investment in our securities is riskier than an investment in most businesses because we have significant offshore operations, including development facilities, sales personnel and customer support operations. For example, as of March 31, 2000, we had approximately 215 engineers located in Pune, India, performing product development work. These offshore operations are subject to risks, including:

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

RECENT DEVELOPMENT -- FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risks relate to the proposed transaction described more fully in the section titled "Recent Development" in Item 2: Management's Discussion and Analysis. In that transaction, Seagate Technology, Inc. has agreed to sell all of its property and assets and the property and assets of its consolidated subsidiaries, other than certain designated assets, to Suez Acquisition Company (Cayman) Limited, which we refer to as the stock purchase, and the related merger of a wholly owned subsidiary of VERITAS with and into Seagate Technology, following which Seagate Technology will become our wholly owned subsidiary, which we refer to as the merger.

Seagate Technology will remain liable to third parties after the stock purchase and the merger

     In the stock purchase, Seagate Technology will sell all of its operating businesses to Suez Acquisition Company, and Suez Acquisition Company has agreed to assume and indemnify Seagate Technology and us for substantially all liabilities arising in connection with these businesses. However, third parties may nevertheless try to seek recourse against Seagate Technology for these liabilities. Seagate Technology currently is a large, multinational enterprise that owns or leases facilities and offices in numerous states and foreign countries. As a result, Seagate Technology, which will be our wholly owned subsidiary, could continue to face a wide range of possible liabilities after the stock purchase and the merger are completed, both for actions, events or circumstances arising or occurring before the stock purchase and the merger as well as after. Some areas of potential liability include:

     - environmental cleanup costs and liabilities for claims made under federal, state or foreign environmental laws;

     - tax liabilities;

     - obligations under federal, state and foreign pension and retirement benefit laws;

     - existing and future litigation arising from the restructuring that Seagate Technology commenced last year, including litigation initiated by terminated employees; and

     - existing and future patent litigation.

     If Suez Acquisition Company fails to indemnify Seagate Technology or us under the indemnification agreement for any of these liabilities, we could experience a material adverse effect on our business and financial performance.

Suez Acquisition Company may be unable to satisfy its obligations under the indemnification agreement

     Under the terms of the indemnification agreement, Suez Acquisition Company has agreed to indemnify Seagate Technology and us for substantially all liabilities arising in connection with Seagate Technology's operating businesses, whether these liabilities arise before or after the stock purchase and the merger. After the stock purchase, Suez Acquisition Company will have consolidated indebtedness that will be substantially greater than Seagate Technology's indebtedness prior to the stock purchase and the merger. As a result of this increased level of indebtedness, if Seagate Technology or we make a claim for indemnity under the indemnification agreement, Suez Acquisition Company may be insolvent or otherwise financially incapable of satisfying its indemnification obligations. Any failure by Suez Acquisition Company to satisfy its indemnification obligations could have a material adverse effect on our business and financial performance.

Failure to complete the stock purchase and the merger could negatively impact our stock price

     The stock purchase agreement and the merger contain a number of conditions to the obligations of the parties to close the stock purchase and the merger. In addition, the stock purchase agreement and the merger agreement may be terminated under a number of circumstances. If the stock purchase and the merger are not completed for any reason, we may be subject to a number of material risks. These risks include the following:

     - the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the stock purchase and the merger will be completed;

     - we may be required to pay a fee to Suez Acquisition Company if the stock purchase agreement is terminated for certain reasons; and

     - fees, costs and expenses incurred by us in connection with the merger, such as legal, accounting and financial advisor fees, costs and expenses, must be paid even if the stock purchase and the merger are not completed.

The stock purchase and the merger may be delayed if Seagate Technology, VERITAS and Suez Acquisition Company are unable to timely obtain all necessary consents from governmental authorities

     In order to complete the stock purchase and the merger, Seagate Technology, VERITAS and Suez Acquisition Company have each filed notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and have made and will make various filings with state and foreign governmental authorities with jurisdiction over applicable antitrust laws. It is a condition to the obligations of Seagate Technology, VERITAS and Suez Acquisition Company to effect the stock purchase and the merger that they comply with the Hart-Scott-Rodino Antitrust Improvements Act and that all applicable waiting periods under that statute expire. Although Seagate Technology, VERITAS and Suez Acquisition Company do not currently anticipate any challenges to the stock purchase or the merger based upon antitrust grounds, the Department of Justice, the Federal Trade Commission or any state or foreign governmental authorities could take action under various antitrust laws against the stock purchase or the merger as they deem necessary in the public interest. Private parties may also seek to take action under various antitrust laws against the stock purchase and/or the merger. If any of these events occur, the stock purchase and the merger may be delayed. Based upon available information, we believe that the stock purchase and the merger comply with all significant federal, state and foreign antitrust laws. We cannot assure you, however, that there will not be a challenge to the stock purchase and/or the merger based on antitrust grounds, or that if so challenged, Seagate Technology, VERITAS and Suez Acquisition Company will prevail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RATE SENSITIVITY

     We do not use derivative financial instruments for speculative purposes. We engage in exchange rate hedging from time to time but this activity has been insignificant to date and we do not hold or issue foreign exchange contracts for trading purposes. Our international sales are generated primarily through our international sales subsidiaries. Most international revenue is collectible in foreign currencies. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue. Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates. Our international subsidiaries purchase licenses for resale from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on these foreign subsidiaries' books at the historical local currency that existed at the time of the transaction. These receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to the functional currency at the then current rate or "marked to market." The marked to market process may give rise to currency remeasurement gains and losses. These gains or losses are recognized on our statement of operations as a component of other income, net. To date, any such gains or losses have not been material. We do not believe our total exposure is significant.

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

The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2000, approximately 90% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 34% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $454.6 million consists of 5.25% convertible subordinated notes due 2004 of $100.0 million (the "5.25% notes") and 1.856% convertible subordinated notes due 2006 of $354.6 million (the "1.856% notes"). The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of our cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average interest rates as of March 31, 2000 by year of maturity (dollars in thousands):

                                                  2001 AND                   FAIR VALUE
                                       2000      THEREAFTER    2000 TOTAL    2000 TOTAL    1999 TOTAL
                                     --------    ----------    ----------    ----------    ----------
Cash equivalents and short-term
  investments:
  Fixed rate.......................  $691,407     $ 72,432      $763,839     $  763,839     $194,330
  Average fixed rate...............      5.99%        6.62%         6.05%          6.05%        5.04%
  Variable rate....................  $  8,500     $  1,500      $ 10,000     $   10,000     $     --
  Average variable rate............      5.89%        6.00%         5.91%          5.91%          --
Total cash equivalents and
  short-term investments:
  Investments......................  $699,907     $ 73,932      $773,839     $  773,839     $194,330
  Average rate.....................      5.99%        6.61%         6.05%          6.05%        5.04%
Long-term investments:
  Fixed rate.......................  $ 39,004     $ 10,000      $ 49,004     $   49,004     $ 47,859
  Average fixed rate...............      5.38%        7.19%         5.75%          5.75%        5.21%
Long-term debt:
  Fixed rate.......................  $     --     $454,557      $454,557     $2,827,472     $100,000
  Average fixed rate...............        --         6.22%         6.22%          6.22%        5.25%

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

                                                                        INCORPORATED BY REFERENCE
EXHIBIT                                                                 --------------------------    FILED
NUMBER                        EXHIBIT DESCRIPTION                       FORM      DATE     NUMBER    HEREWITH
-------                       -------------------                       -----   ---------  -------   --------
  2.01    Agreement and Plan of Merger and Reorganization dated as of    8-K    03/29/00      2.1
          March 29, 2000 by and among VERITAS Software Corporation,
          Victory Acquisition Sub, Inc. and Seagate Technology, Inc.
  2.02    Stock Purchase Agreement dated as of March 29, 2000 by and     8-K    03/29/00      2.2
          among Suez Acquisition Company (Cayman) Limited and Seagate
          Technology, Inc. and Seagate Software Holdings, Inc.
  2.03    Indemnification Agreement dated as of March 29, 2000 by and    8-K    03/29/00      2.3
          among VERITAS Software Corporation, Seagate Technology,
          Inc., Suez Acquisition Company (Cayman) Limited and certain other parties.
  2.04    Letter agreement dated March 29, 2000 by and between VERITAS   8-K    03/29/00      2.4
          Software Corporation and Suez Acquisition Company (Cayman)
          Limited.
 10.29    First Amendment and Restatement of Certain Operative          10-K    03/29/00    10.29
          Agreements and Other Agreements dated March 3, 2000 among
          VOC, the various parties to the participation agreement and other operative agreements from time to time, as the
          "Guarantors," First Security Bank, National Association, as
          "Owner Trustee," the various banks and other lending
          institutions which are parties to the participation
          agreement and other operative agreements from time to time, as the "Holders," and Bank of America, N.A., as successor to
          NationsBank, N.A.
 10.30    Joinder Agreement dated March 3, 2000 by and between VERITAS  10-K    03/29/00    10.30
          and Bank of America, N.A.
 10.31    Joinder Agreement dated March 3, 2000 by and between          10-K    03/29/00    10.31
          OpenVision International, Ltd. and Bank of America, N.A.
 10.32    Joinder Agreement dated March 3, 2000 by and between VERITAS  10-K    03/29/00    10.32
          Software Global Corporation (formerly known as Seagate
          Software Network & Storage Management Group, Inc.) and Bank
          of America, N.A.
 10.33    Participation Agreement dated March 9, 2000 by and among      10-K    03/29/00    10.33
          VOC, various parties thereto from time to time as
          "Guarantors," First Security Bank, National Association, as
          "Owner Trustee," various banks and other lending
          institutions which are parties thereto from time to time as
          "Holders," various banks and other lending institutions
          which are parties thereto from time to time as "Lenders,"
          and Bank of America, N.A. as "Agent" for the Lenders and the
          Holders.
 10.34    Master Lease Agreement dated March 9, 2000 between First      10-K    03/29/00    10.34
          Security Bank, National Association, and VOC.
 10.35    Construction Agency Agreement dated March 9, 2000 between     10-K    03/29/00    10.35
          VOC and First Security Bank, National Association.
 10.36    Trust Agreement dated March 9, 2000 between the several       10-k    03/29/00    10.36
          holders from time to time as parties thereto, as "Holders,"
          and First Security Bank, National Association, as "Owner
          Trustee."
 10.37    Credit Agreement dated March 9, 2000 among First Security     10-K    03/29/00    10.37
          Bank, National Association, as "Owner Trustee," the several lenders from time to time as parties thereto, and Bank of
          America, N.A.
 10.38    Security Agreement dated March 9, 2000 between First          10-K    03/29/00    10.38
          Security Bank, National Association, as "Owner Trustee," and
          Bank of America, N.A., accepted and agreed to by VOC.
 27.01    Financial Data Schedule (EDGAR only).                                                         X

     (b) REPORTS ON FORM 8-K

DATE OF REPORT   ITEM(S)                           DESCRIPTION
--------------   -------                           -----------
1/27/00           5, 7     VERITAS announced financial results for its fourth quarter ended December 31, 1999 and included the press release.
3/29/00           5, 7     VERITAS announced a multi-party transaction with Seagate
                           Technology, Inc. and included the operative documents and
                           press release.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2000.

                                          VERITAS SOFTWARE CORPORATION

                                                /s/ KENNETH E. LONCHAR

                                          --------------------------------------
                                                    Kenneth E. Lonchar
                                              Senior Vice President, Finance
                                           (Principal Financial and Accounting
                                                         Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.01     Financial Data Schedule (EDGAR only)