Form 10-Q
period 2000-06-30
VERITAS SOFTWARE CORP /DE/
filed 2000-08-11
CIK 1084408

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM ______ TO ______ .

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding as of July 31, 2000 was 401,991,185 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.................    1
         Condensed Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999.....................................    1
         Condensed Consolidated Statements of Operations for the
           Three Months and Six Months Ended June 30, 2000 and
           1999......................................................    2
         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2000 and 1999.......................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   28

                        PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........   30
Item 6.  Exhibits and Reports on Form 8-K............................   30
Signature............................................................   31

                         PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  423,759      $  148,244
  Short-term investments....................................     520,809         544,137
  Accounts receivable, net of allowance for doubtful
     accounts of $6,088 at June 30, 2000 and $5,693 at
     December 31, 1999......................................     138,545         132,180
  Deferred income taxes.....................................      23,803          23,803
  Other current assets......................................      16,024          13,381
                                                              ----------      ----------
          Total current assets..............................   1,122,940         861,745
Long-term investments.......................................      56,138          65,036
Property and equipment, net.................................     106,525          76,958
Goodwill and other intangibles, net.........................   2,757,674       3,226,749
Other non-current assets....................................      34,267           2,789
                                                              ----------      ----------
          Total assets......................................  $4,077,544      $4,233,277
                                                              ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   37,108      $   30,229
  Accrued compensation and benefits.........................      52,181          35,560
  Accrued acquisition and restructuring costs...............      19,903          24,202
  Other accrued liabilities.................................      46,534          42,323
  Income taxes payable......................................         322           6,804
  Customer advances.........................................       1,996           5,208
  Deferred revenue..........................................     126,119          86,979
                                                              ----------      ----------
          Total current liabilities.........................     284,163         231,305
Convertible subordinated notes..............................     456,587         451,044
Deferred income taxes.......................................     136,834         157,867
Stockholders' equity:
  Common stock..............................................   4,073,821       3,926,945
  Accumulated deficit.......................................    (879,098)       (532,374)
  Accumulated other comprehensive income (loss).............       5,237          (1,510)
                                                              ----------      ----------
          Total stockholders' equity........................   3,199,960       3,393,061
                                                              ----------      ----------
          Total liabilities and stockholders' equity........  $4,077,544      $4,233,277
                                                              ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                              ----------------------    ----------------------
                                                2000         1999         2000         1999
                                              ---------    ---------    ---------    ---------
Net revenue:
  User license fees.........................  $ 224,851    $  93,296    $ 429,167    $ 149,082
  Services..................................     50,585       21,352       90,909       37,470
                                              ---------    ---------    ---------    ---------
          Total net revenue.................    275,436      114,648      520,076      186,552
Cost of revenue:
  User license fees.........................      8,199        2,827       19,977        4,782
  Services..................................     20,165        8,254       38,464       14,781
  Amortization of developed technology......     15,553        5,006       30,948        5,006
                                              ---------    ---------    ---------    ---------
          Total cost of revenue.............     43,917       16,087       89,389       24,569
                                              ---------    ---------    ---------    ---------
Gross profit................................    231,519       98,561      430,687      161,983
Operating expenses:
  Selling and marketing.....................    106,109       44,572      193,692       71,395
  Research and development..................     39,205       20,550       74,318       34,366
  General and administrative................     17,595        7,122       32,506       10,411
  Amortization of goodwill and other
     intangibles............................    219,758       71,557      439,517       71,557
  Acquisition and restructuring costs.......         --       11,000           --       11,000
  In-process research and development.......         --      103,100           --      103,100
                                              ---------    ---------    ---------    ---------
          Total operating expenses..........    382,667      257,901      740,033      301,829
                                              ---------    ---------    ---------    ---------
Loss from operations........................   (151,148)    (159,340)    (309,346)    (139,846)
Interest and other income, net..............     12,777        3,148       24,040        6,179
Interest expense............................     (7,525)      (1,409)     (15,048)      (2,842)
                                              ---------    ---------    ---------    ---------
Loss before income taxes....................   (145,896)    (157,601)    (300,354)    (136,509)
Provision for income taxes..................     26,445        4,728       46,370       12,237
                                              ---------    ---------    ---------    ---------
Net loss....................................  $(172,341)   $(162,329)   $(346,724)   $(148,746)
                                              =========    =========    =========    =========
Net loss per share -- basic.................  $   (0.43)   $   (0.59)   $   (0.87)   $   (0.61)
                                              =========    =========    =========    =========
Net loss per share -- diluted...............  $   (0.43)   $   (0.59)   $   (0.87)   $   (0.61)
                                              =========    =========    =========    =========
Number of shares used in computing per share
  Amounts -- basic..........................    400,787      275,467      397,645      245,493
                                              =========    =========    =========    =========
Number of shares used in computing per share
  Amounts -- diluted........................    400,787      275,467      397,645      245,493
                                              =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
Cash flows from operating activities:
  Net loss..................................................  $(346,724)   $ (148,746)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................     19,639         7,888
     Amortization of goodwill and other intangibles.........    439,517        71,557
     Amortization of developed technology...................     30,948         5,006
     In-process research and development....................         --       103,100
     Restructuring costs....................................         --           948
     Amortization of original issue discount on convertible
      notes.................................................      7,016            --
     Deferred income taxes..................................    (26,967)       (7,922)
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (6,365)       (2,521)
       Other assets.........................................     (7,286)        3,250
       Accounts payable.....................................      6,879          (629)
       Accrued compensation and benefits....................     16,621         2,356
       Accrued acquisition and restructuring costs..........     (4,299)       (7,287)
       Other liabilities....................................      4,211           490
       Income taxes payable.................................     (6,482)        5,447
       Customer advances and deferred revenue...............     35,928        18,682
                                                              ---------    ----------
          Net cash provided by operating activities.........    162,636        51,619
Cash flows from investing activities:
  Purchases of investments..................................   (448,444)     (164,926)
  Investment maturities.....................................    480,670       100,557
  Purchases of property and equipment.......................    (48,076)      (23,670)
  Cash acquired from Seagate Software.......................         --         1,044
  Cash acquired from TeleBackup.............................         --         1,493
  Strategic investments in businesses.......................    (12,000)           --
  Purchase of businesses and technologies...................     (2,520)       (1,325)
                                                              ---------    ----------
Net cash used in investing activities.......................    (30,370)      (86,827)
Cash flows from financing activities:
  Proceeds from issuance of common stock....................    145,403        16,668
                                                              ---------    ----------
          Net cash provided by financing activities.........    145,403        16,668
Effect of exchange rate changes.............................     (2,154)         (561)
                                                              ---------    ----------
Net increase (decrease) in cash and cash equivalents........    275,515       (19,101)
Cash and cash equivalents at beginning of period............    148,244       139,086
                                                              ---------    ----------
Cash and cash equivalents at end of period..................  $ 423,759    $  119,985
                                                              =========    ==========
Supplemental disclosures:
  Cash paid for interest....................................  $   6,947    $    2,625
  Cash paid (received) for income taxes.....................  $  (2,088)   $    6,133
Supplemental schedule of noncash investing and financing
  transactions:
  Issuance of common stock for business acquisitions........  $      --    $3,557,953
  Issuance of common stock for conversion of notes..........  $   1,473    $       --

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

 3. STOCK SPLIT

     On January 27, 2000, the Company announced a three-for-two stock split in the form of a stock dividend paid on March 3, 2000 to stockholders of record on February 18, 2000. All share and per share data in prior periods have been restated to give retroactive effect to this stock split.

 4. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. However, dilutive potential common shares outstanding are not included in the denominator for the three and six months ended June 30, 2000 as their effect would be anti-dilutive. Potential common shares consist of employee stock options using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes. The following table sets forth the computation of basic and diluted net income loss per common share (in thousands, except per share data):

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                      ----------------------    ----------------------
                                        2000         1999         2000         1999
                                      ---------    ---------    ---------    ---------
Numerator:
  Net loss..........................  $(172,341)   $(162,329)   $(346,724)   $(148,746)
                                      =========    =========    =========    =========
Denominator:
  Denominator for basic net loss per
     share -- weighted-average
     shares outstanding.............    400,787      275,467      397,645      245,493
  Common stock equivalents..........         --           --           --           --
                                      ---------    ---------    ---------    ---------
  Denominator for diluted net income
     loss per share.................    400,787      275,467      397,645      245,493
                                      =========    =========    =========    =========
Basic net loss per share............  $   (0.43)   $   (0.59)   $   (0.87)   $   (0.61)
                                      =========    =========    =========    =========
Diluted net loss per share..........  $   (0.43)   $   (0.59)   $   (0.87)   $   (0.61)
                                      =========    =========    =========    =========

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

     Common stock equivalents included in the denominator for purposes of computing diluted net loss per share do not include 10,349,675 shares issuable upon conversion of the outstanding 5.25% convertible subordinated notes and 12,996,684 shares issuable upon conversion of the outstanding 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented. For the three and six months ended June 30, 2000, common stock equivalents included in the denominator for purposes of computing diluted net loss per share do not include 36,866,696 and 39,812,006 potential common shares respectively, all related to employee stock options, as their effect would be anti-dilutive.

 5. COMPREHENSIVE LOSS

     The following are the components of comprehensive loss (in thousands):

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                      ----------------------    ----------------------
                                        2000         1999         2000         1999
                                      ---------    ---------    ---------    ---------
Net loss............................  $(172,341)   $(162,329)   $(346,724)   $(148,746)
Other comprehensive income (loss),
  net of tax:
  Foreign currency translation
     adjustments....................     (1,011)        (318)      (2,154)        (561)
  Unrealized gain on marketable
     securities.....................      8,901           --        8,901           --
                                      ---------    ---------    ---------    ---------
Comprehensive loss..................  $(164,451)   $(162,647)   $(339,977)   $(149,307)
                                      =========    =========    =========    =========

 6. SUMMARY FINANCIAL INFORMATION OF SUBSIDIARY

     VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on VERITAS' 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. VERITAS and VERITAS Operating Corporation are unconditionally and jointly and severally liable for all payments under the notes. In accordance with Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, VERITAS provides the following unaudited consolidated summary financial information with respect to VERITAS Operating Corporation. As a result of a reorganization of VERITAS' corporate structure completed on June 30, 2000, the consolidated financial information of VERITAS Operating Corporation is identical to the consolidated financial information of VERITAS, its parent company. Prior periods have been restated to reflect this reorganization of the Company's subsidiaries under common control (in thousands):

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                      ----------------------    ----------------------
                                        2000         1999         2000         1999
                                      ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Total net revenue...................  $ 275,436    $ 114,648    $ 520,076    $ 186,552
Amortization of developed
  technology........................     15,553        5,006       30,948        5,006
Amortization of goodwill and other
  intangibles.......................    219,758       71,557      439,517       71,557
Acquisition and restructuring
  costs.............................         --       11,000           --       11,000
In-process research and
  development.......................         --      103,100           --      103,100
Loss from operations................   (151,148)    (159,340)    (309,346)    (139,846)
Net loss............................   (172,341)    (162,329)    (346,724)    (148,746)

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

                                                              JUNE 30,     DECEMBER 31,
                                                                2000           1999
                                                             ----------    ------------
BALANCE SHEET DATA:
Working capital............................................  $  838,777     $  630,440
Goodwill and other intangibles, net........................   2,757,674      3,226,749
Total assets...............................................   4,077,544      4,233,277
Long-term obligations......................................     456,587        451,044
Accumulated deficit........................................    (879,098)      (532,374)
Stockholders' equity.......................................   3,199,960      3,393,061

 7. SEGMENT INFORMATION

     The Company operates in one segment, storage management solutions. The Company's products and services are sold throughout the world, through direct, original equipment manufacturer, reseller and distributor sales channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone software product and service revenue by product channels and revenues by geographic regions of the segment and does not receive separate, discrete financial information about asset allocation, expense allocation or profitability from the Company's storage products or services.

     Geographic information (in thousands):

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                          --------------------    --------------------
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------
User license fees(1):
  United States.........................  $165,609    $ 71,528    $318,410    $114,756
  Europe(2).............................    34,619      15,750      75,008      24,667
  Other(3)..............................    24,623       6,018      35,749       9,659
                                          --------    --------    --------    --------
          Total.........................   224,851      93,296     429,167     149,082
                                          --------    --------    --------    --------
Services(1):
  United States.........................    43,658      16,726      76,615      29,304
  Europe(2).............................     5,641       3,527      11,727       6,206
  Other(3)..............................     1,286       1,099       2,567       1,960
                                          --------    --------    --------    --------
          Total.........................    50,585      21,352      90,909      37,470
                                          --------    --------    --------    --------
          Total net revenue.............  $275,436    $114,648    $520,076    $186,552
                                          ========    ========    ========    ========

                                                              JUNE 30,     DECEMBER 31,
                                                                2000           1999
                                                             ----------    ------------
Long-lived assets(4):
  United States............................................  $2,843,967     $3,289,545
  Europe(2)................................................      15,728         11,918
  Other(3).................................................       4,504          2,244
                                                             ----------     ----------
          Total............................................  $2,864,199     $3,303,707
                                                             ==========     ==========

---------------
(1) License and services revenues are attributed to geographic regions based on location of customers.

(2) Europe includes the Middle East and Africa.

(3) Other includes Canada, Latin America, Japan and the Asia Pacific region.

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported (in thousands):

                                              JUNE 30,     DECEMBER 31,
                                                2000           1999
                                             ----------    ------------
Total long-lived assets....................  $2,864,199     $3,303,707
Other assets, including current............   1,213,345        929,570
                                             ----------     ----------
          Total consolidated assets........  $4,077,544     $4,233,277
                                             ==========     ==========

No customer represented 10% or more of the Company's net revenue for the three or six months ended June 30, 2000. One customer accounted for approximately $12.6 million, or 11%, of the Company's net revenue for the three months ended June 30, 1999 and $21.5 million, or 12%, for the six months ended June 30, 1999.

 8. COMMITMENTS AND CONTINGENCIES

  Facilities lease commitments

     During the first quarter of 2000, the Company amended its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities that the Company currently leases in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for these facilities for the next five years will be $0 for 2000, $5.7 million for 2001, $11.4 million for 2002 and $11.1 million for 2003 and 2004. The minimum lease payments will fluctuate from time to time depending on short term interest rates and one of the Company's quarterly financial ratios. The Company has an option to purchase the property (land and facilities) for $139.4 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $123.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of June 30, 2000.

     During the first quarter of 2000, the Company signed a lease agreement for its existing facilities in Roseville, Minnesota. The Company will improve and expand its existing facilities of 62,000 square feet and will develop adjacent property adding 260,000 square feet to the campus, with the first phase of 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for these facilities for the next five years will be $0.6 million in 2000, $2.0 million in 2001 and $3.1 million in 2002, 2003 and 2004. The minimum lease payments will fluctuate from time to time depending on short term interest rates and one of the Company's quarterly financial ratios. The Company has an option to purchase the property (land and facilities) for $40 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $34.3 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires the Company to

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of June 30, 2000.

 9. POTENTIAL TRANSACTION

     On March 29, 2000, the Company, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited, a corporation founded by an investor group including some of the members of Seagate Technology's management, announced a transaction in which the Company will effectively acquire all of the shares of its common stock, certain other securities and cash held by Seagate Technology. The transaction is structured as a leveraged buyout of Seagate Technology pursuant to which Seagate Technology will sell all of its operating assets to Suez Acquisition Company and Suez Acquisition Company will assume and indemnify Seagate Technology and the Company for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate Technology have been transferred to Suez Acquisition Company, a wholly-owned subsidiary of the Company will merge with and into Seagate Technology, following which Seagate Technology will become a wholly-owned subsidiary of the Company. The Company will issue to the Seagate Technology stockholders approximately 109.3 million shares of its common stock to obtain through the merger approximately 128.1 million shares of its common stock held by Seagate Technology. In addition, the Company will issue shares of its common stock to the Seagate Technology stockholders to obtain certain other securities held by Seagate Technology at the closing date and, at its election, the Company may also issue shares of its common stock to the Seagate Technology stockholders to obtain up to $750 million in retained cash at the closing date. The Company is not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business. The transaction is intended to qualify as a tax-free reorganization.

10. SUBSEQUENT EVENT

     During the third quarter of 2000, the Company signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new corporate campus facilities in Milpitas, California. The Company will develop the site in two phases, adding a total of 990,990 square feet, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The Company expects to complete the second phase of 524,990 square feet in the second quarter of 2003. The facilities will provide space for research and development functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for the first phase facilities for the next five years will be $0 in 2000 and 2001 and $14.6 million in 2002, $19.4 million in 2003 and 2004. The minimum lease payments will fluctuate from time to time depending on short term interest rates and one of the Company's quarterly financial ratios. The Company has an option to purchase the property (land and first phase facilities) for $243 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the second quarter of 2002 for the first phase and second quarter of 2003 for the second phase. The Company expects to start negotiating the financing terms of the second phase in the second quarter of 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     VERITAS is a leading independent supplier of storage management software for the data availability market. Storage management software has grown significantly in importance and market impact during the last few years. Over time the information technology operations of an enterprise have moved from just being a piece of their computing infrastructure to providing competitive advantage through their providing highly available mission critical data that is accessible at all times. Our products help our customers manage complex and diverse computing environments efficiently and cost-effectively, by making sure that their data is protected, can be accessed at all times, and can be managed and used in compliance with business policies. Our products help to improve the levels of centralization, control, automation and manageability in computing environments, and they allow information technology, or IT, managers to be significantly more effective with constrained resources and limited budgets. Our products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers and end users to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. These products provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations and are highly scalable in order to keep up with the rapid growth of data and technologies deployed in businesses.

     We recently announced our strategy for continued expansion of our business, focusing on data availability, which is a broader market category that includes storage management software. To support this strategy, we have initiated a comprehensive worldwide branding campaign to grow awareness of our name and position ourselves as a data availability company. We are also undertaking a number of new business initiatives, including dividing our internal product development and product marketing groups according to the computing platforms on which our products operate. Each of these new business initiatives is being driven by a dedicated group of employees focused on that initiative's success, and will require the devotion of substantial employee resources and management attention. To the extent these initiatives are not successful, our business and results of operations would be adversely affected.

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

     We derive user license fee revenue from shipments of our software products to end-user customers through direct sales channels, indirect sales channels and original equipment manufacturer customers. Our original equipment manufacturer customers either bundle our products with the products licensed by such original equipment manufacturers or offer them as options. Some original equipment manufacturers also resell our products. We receive a royalty each time the original equipment manufacturer licenses to a customer a copy of the original equipment manufacturer's products that incorporates one or more of our products. Our license agreements with our original equipment manufacturer customers generally contain no minimum sales requirements and we cannot assure you that any original equipment manufacturer will either commence or continue shipping operating systems incorporating our products in the future. When we enter into new agreements with original equipment manufacturer customers and resellers, a significant period of time may elapse before we realize any associated revenue, due to development work that we must generally undertake under these agreements and the time needed for the sales and marketing organizations within these customers and distributors to become familiar with and gain confidence in our products.

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

     Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 24% of our total revenue for the three months ended June 30, 2000 and 23% of our total revenue for the three months ended June 30, 1999, for 24% of our total revenue for the six months ended June 30, 2000 and 23% for the six months ended June 30, 1999. Our international revenue increased 151% to $66.2 million for the three months ended June 30, 2000 from $26.4 million for the three months ended June 30, 1999 and increased 194% to $125.1 million for the six months ended June 30, 2000 from $42.5 million for the six months ended June 30, 1999. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries' functional currency, the relative impact of exchange rates on net income or loss is less than the impact on revenues. Although our operating and pricing strategies take into account changes in exchange rates over time, our operating results may be affected in the short term by fluctuations in foreign currency exchange rates. Our international subsidiaries purchase licenses for resale from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on our books in the foreign currency that existed at the time of the transaction. These receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to the functional currency at the then current rate, or "marked to market", which may give rise to currency remeasurement gains and losses. Such gains or losses are recognized on our statement of operations as a component of other income, net. To date, such gains or losses have not been material.

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

     On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. On June 1, 1999 we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView. In the following paragraphs, all share and per share data applicable to prior periods have been restated to give retroactive effect to our stock splits effected as stock dividends through June 30, 2000.

     The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. Its products offered features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution of assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and their respective subsidiaries, and based on the average closing price of our common stock of $20.26 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, we issued 155,583,486 shares of our common stock to Seagate Software, Inc. and issued options to purchase 15,626,358 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and we are incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For the three months ended June 30, 2000, we recorded $206.9 million for the amortization of goodwill and other intangibles, and $14.6 million for the amortization of developed technology related to this acquisition and for the six months ended June 30, 2000, we recorded $413.8 million for the amortization of goodwill and other intangibles, and $29.2 for the amortization of developed technology related to this acquisition.

     Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million. At June 30, 2000, $17.8 million in direct transaction costs, $1.1 million in operating lease commitments on duplicative facilities and $3.2 million in involuntary termination benefits were paid against the acquisition-related costs accrual and $11.7 million of non-cash involuntary termination benefits were charged against the acquisition-related costs accrual. The remaining acquisition-related costs accrual of $9.6 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013. In addition, we recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that we plan to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits relate to the salary and fringe benefit expense for terminated employees in research and development. The involuntarily terminated employees represented 2% of the global workforce. At June 30, 2000, $0.9 million in severance costs and $0.2 million of cancellation of facility leases and other contracts were paid against the restructuring charge accrual and $0.9 million of write-off of redundant equipment and leasehold improvements had been written off. The remaining restructuring charge accrual of $9.0 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

     TeleBackup designed, developed and marketed software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became our wholly-owned subsidiary in exchange for the issuance of 6,842,795 shares of either our common stock, or exchangeable shares exchangeable into our common stock, to the holders of TeleBackup common shares and the exchange of options to purchase 154,706 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we are incurring charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of our common stock of $19.60 per share for 5 days before and after June 1, 1999, the measurement date for the transaction, the total purchase price for TeleBackup was $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At June 30, 2000, of the total $6.2 million acquisition costs, we paid $5.7 million in direct transaction costs with the majority of the remaining $0.5 million anticipated to be utilized by August 2000. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For the three months ended June 30, 2000, we recorded $8.6 million for amortization of goodwill and other intangibles, and $0.4 million for the amortization of developed technology related to this acquisition and for the six months ended June 30, 2000, we recorded $17.2 million for amortization of goodwill and other intangibles, and $0.8 for the amortization of developed technology related to this acquisition.

     Under an asset purchase agreement, we acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we are incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million payable in cash, of which $12.8 million has been paid. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For the three months ended June 30, 2000, we recorded $4.1 million for amortization of goodwill and other intangibles, and $0.2 million for the amortization of developed technology related to this acquisition and for the six months ended June 30, 2000, we recorded $8.2 million for amortization of goodwill and other intangibles, and $0.3 million for the amortization of developed technology related to this acquisition.

RECENT DEVELOPMENT

     On March 29, 2000, VERITAS, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited, a corporation founded by an investor group including some of the members of Seagate Technology's management, announced a transaction in which we will effectively acquire all of the shares of our common stock, certain other securities and cash held by Seagate Technology. The transaction is structured as a leveraged buyout of Seagate Technology pursuant to which Seagate Technology will sell all of its operating assets to Suez Acquisition Company and Suez Acquisition Company will assume and indemnify Seagate Technology and VERITAS for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate Technology have been transferred to Suez Acquisition Company, a wholly-owned subsidiary of VERITAS will merge with and into Seagate Technology, following which Seagate Technology will become a wholly-owned subsidiary of VERITAS. We will issue to the Seagate Technology stockholders approximately
109.3 million shares of our common stock to obtain through the merger approximately 128.1 million shares of our common stock held by Seagate Technology. In addition, we will issue shares of our common stock to the Seagate Technology stockholders to obtain certain other securities held by Seagate Technology at the closing date and, at our election, we may also issue shares of our common stock to the Seagate Technology stockholders to obtain up to $750 million in retained cash at the closing date. We are not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business. The transaction is intended to qualify as a tax-free reorganization.

RESULTS OF OPERATIONS

     The following tables set forth the percentage of total revenue represented by certain line items from our condensed consolidated statement of operations for the three months and six months ended June 30, 2000 and 1999, respectively, and the percentage changes between the comparable periods:

                                              PERCENTAGE OF       PERIOD-TO-PERIOD
                                            TOTAL NET REVENUE    PERCENTAGE CHANGE
                                            ------------------   ------------------
                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                 JUNE 30,          JUNE 30, 2000
                                            ------------------   ------------------
                                            2000         1999     COMPARED TO 1999
                                            -----        -----   ------------------
Net revenue:
  User license fees.......................    82%          81%           141%
  Services................................    18           19            137%
                                             ---         ----           ----
          Total revenue...................   100          100            140%
Cost of revenue:
  User license fees.......................     3            3            190%
  Services................................     7            7            144%
  Amortization or developed technology....     6            4            211%
                                             ---         ----           ----
          Total cost of revenue...........    16           14            173%
                                             ---         ----           ----
Gross profit..............................    84           86            135%
Operating expenses:
  Selling and marketing...................    39           39            138%
  Research and development................    14           18             91%
  General and administrative..............     6            6            147%
  Amortization of goodwill and other
     intangibles..........................    80           62            207%
  In-process research and development.....    --           90           (100)%
  Acquisition and restructuring costs.....    --           10           (100)%
                                             ---         ----           ----
          Total operating expenses........   139          225             48%
                                             ---         ----           ----
Loss from operations......................   (55)        (139)            (5)%
Interest and other income, net............     5            3            306%
Interest expense..........................    (3)          (1)           434%
                                             ---         ----           ----
Loss before income taxes..................   (53)        (137)            (7)%
Provision for income taxes................    10            4            459%
                                             ---         ----           ----
Net loss..................................   (63)%       (141)%            6%
                                             ===         ====           ====

                                              PERCENTAGE OF       PERIOD-TO-PERIOD
                                            TOTAL NET REVENUE    PERCENTAGE CHANGE
                                            ------------------   ------------------
                                             SIX MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30, 2000
                                            ------------------   ------------------
                                            2000         1999     COMPARED TO 1999
                                            -----        -----   ------------------
Net revenue:
  User license fees.......................    83%          80%           188%
  Services................................    17           20            143%
                                             ---         ----           ----
          Total revenue...................   100          100            179%
Cost of revenue:
  User license fees.......................     4            2            318%
  Services................................     7            8            160%
  Amortization or developed technology....     6           _3            518%
                                             ---         ----           ----
          Total cost of revenue...........    17           13            264%
                                             ---         ----           ----
Gross profit..............................    83           87            166%
Operating expenses:
  Selling and marketing...................    37           38            171%
  Research and development................    14           18            116%
  General and administrative..............     6            6            212%
  Amortization of goodwill and other
     intangibles..........................    85           38            514%
  In-process research and development.....    --           55           (100)%
  Acquisition and restructuring costs.....    --            6           (100)%
                                             ---         ----           ----
          Total operating expenses........   142          161            145%
                                             ---         ----           ----
Loss from operations......................   (59)         (74)           121%
Interest and other income, net............     4            3            289%
Interest expense..........................    (3)          (2)           429%
                                             ---         ----           ----
Loss before income taxes..................   (58)         (73)           120%
                                             ---         ----           ----
Provision for income taxes................     9            7            279%
                                             ---         ----           ----
Net loss..................................   (67)%        (80)%          133%
                                             ===         ====           ====

     Net Revenue. Total net revenue increased 140% from $114.6 million for the three months ended June 30, 1999 to $275.4 million for the three months ended June 30, 2000, and increased 179% from $186.6 million for the six months ended June 30, 1999 to $520.1 million for the six months ended June 30, 2000. We believe that the percentage increases in total revenue achieved in these periods are not necessarily indicative of future results. Our revenue comprises user license fees and service revenue. User license fees represented 82% of total net revenue for the three months ended June 30, 2000, and 81% of total net revenue for the three months ended June 30, 1999. User license fees represented 83% of total net revenue for the six months ended June 30, 2000, and 80% of total net revenue for the six months ended June 30, 1999.

     User License Fees. User license fees increased 141% from $93.3 million for the three months ended June 30, 1999 to $224.9 million for the three months ended June 30, 2000, and increased 188% from $149.1 million for the six months ended June 30, 1999 to $429.2 million for the six months ended June 30, 2000. The increases were primarily the result of the acquisition of NSMG on May 28, 1999, continued growth in market acceptance of our software products, a greater volume of large end-user transactions, increased revenue from original equipment manufacturer resales of bundled and unbundled products and the introduction of new products. In particular, our user license fees from storage products increased by approximately 187% from $124.8 million for the six months ended June 30, 1999 to $358.5 million for the six months ended June 30, 2000, and accounted for 84% of user license fees for the six months ended June 30, 2000 and 1999.

     Service Revenue. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting services, training services and porting fees. Service revenue increased 137% from $21.4 million for the three months ended June 30, 1999 to $50.6 million for the three months ended June 30, 2000, and increased 143% from $37.5 million for the six months ended June 30, 1999 to $90.9 million for the six months ended June 30, 2000. The increases were due primarily to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services and the acquisition of NSMG. Service revenue represented 18% of total revenue for the three months ended June 30, 2000 and is expected to grow slightly as a percentage of total revenue in the future.

     Cost of Revenue. Total cost of revenue increased 173% from $16.1 million for the three months ended June 30, 1999 to $43.9 million for the three months ended June 30, 2000 and increased 264% from $24.6 million for the six months ended June 30, 1999 to $89.4 million for the six months ended June 30, 2000. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate on a quarterly basis in the future, reflecting the timing differences between increasing our organizational investments and the corresponding revenue growth that we expect as a result.

     Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of user license fees is the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions in 1999. Cost of user license fees increased 203% from $7.8 million for the three months ended June 30, 1999 to $23.8 million for the three months ended June 30, 2000 and increased 420% from $9.8 million for the six months ended June 30, 1999 to $50.9 million for the six months ended June 30, 2000. The increase in cost of user license fees is due primarily to the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions. Gross margin on user license fees decreased from 92% for the three months ended June 30, 1999 to 89% for the three months ended June 30, 2000, and decreased from 93% for the six months ended June 30, 1999 to 88% for the six months ended June 30, 2000. The decrease in gross margin on user license fees was due to the inclusion of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin would be 96% for the three months ended June 30, 2000 and 95% for the six months ended June 30, 2000. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. We do not expect gross margin on user license fees to increase significantly.

     Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 144% from $8.3 million for the three months ended June 30, 1999 to $20.2 million for the three months ended June 30, 2000, and increased 160% from $14.8 million for the six months ended June 30, 1999 to $38.5 million for the six months ended June 30, 2000. Gross margin on service revenue decreased from 61% for the three months ended June 30, 1999 to 60% for the three months ended June 30, 2000. Gross margin on service revenue also decreased from 61% for the six months ended June 30, 1999 to 58% for the six months ended June 30, 2000. The increase in absolute dollars and the decrease in the gross margin were due primarily to significant personnel additions in customer support and training and consulting organizations, in anticipation of increased demand for these services. We expect the cost of service revenue will continue to increase in absolute dollars in future periods and the gross margin on service revenue may increase slightly as a percentage.

     Amortization of Developed Technology. Amortization of developed technology was $15.6 million and $30.9 million for the three and six months ended June 30, 2000. These amounts mainly represent the amortization of the developed technology recorded upon acquisitions of NSMG, TeleBackup and NuView in 1999. The useful life of the developed technology acquired is four years and we expect the amortization to be approximately $15.6 million per quarter.

     Operating Expenses. The NSMG acquisition on May 28, 1999 and the TeleBackup acquisition on June 1, 1999 have contributed to increases in all operating expense categories. However, due to the integration that has taken place to date, it is not possible to quantify the portion of the increase that is related directly to these acquisitions.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 138% from $44.6 million for the three months ended June 30, 1999 to $106.1 million for the three months ended June 30, 2000, and increased 171% from $71.4 million for the six months ended June 30, 1999 to $193.7 million for the six months ended June 30, 2000. Selling and marketing expenses as a percentage of total net revenue remained constant at 39% for the three months ended June 30, 1999 and for the three months ended June 30, 2000, and decreased from 38% for the six months ended June 30, 1999 to 37% for the six months ended June 30, 2000. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, expect our selling and marketing expenses to increase in absolute dollars but not change significantly as a percentage of total revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 91% from $20.6 million for the three months ended June 30, 1999 to $39.2 million for the three months ended June 30, 2000, and increased 116% from $34.4 million for the six months ended June 30, 1999 to $74.3 for the six months ended June 30, 2000. The increases were due primarily to increased staffing levels associated with new hires and the NSMG, TeleBackup and NuView acquisitions. As a percentage of total net revenue, research and development expenses decreased from 18% for the three and six months ended June 30, 1999 to 14% for the three and six months ended June 30, 2000. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses will continue to increase in absolute dollars in future periods and may increase slightly as a percentage of total net revenue. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development and our level of revenue fluctuates.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 147% from $7.1 million for the three months ended June 30, 1999 to $17.6 million for the three months ended June 30, 2000, and increased 212% from $10.4 million for the six months ended June 30, 1999 to $32.5 for the six months ended June 30, 2000. General and administrative expenses as a percentage of revenue remained constant at 6% for the three and six months ended June 30, 1999 and 6% for the three and six months ended June 30, 2000. The increases in absolute dollars were due primarily to additional personnel costs, including additional personnel related to the acquisitions in the second quarter of 1999 and, to a lesser extent, to an increase in other expenses associated with enhancing our infrastructure to support expansion of our operations. We expect general and administrative expenses to increase in absolute dollars, but not to change significantly as a percentage of revenue in the future, as we expand our operations.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $219.8 million and $439.5 million for the three and six months ended June 30, 2000. This amount mainly represents the amortization of goodwill, distribution channels, trademarks and other intangible assets recorded upon acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and other intangibles is four years and we expect the amortization to be approximately $219.8 million per quarter.

     In-process Research and Development. Upon the acquisition of NSMG and TeleBackup in 1999, we recorded one-time charges to in-process research and development $103.1 million in the second quarter of 1999.

     Acquisition and Restructuring Costs. Upon the acquisition of NSMG, we recorded a one-time charge, in the second quarter of 1999, to acquisitions and restructuring costs of $11.0 million, which included approximately $9.7 million in exit costs with respect to duplicate facilities that we plan to vacate and approximately $1.3 million in severance benefits.

     Interest and Other Income, Net. Interest and other income, net increased 306% from $3.1 million for the three months ended June 30, 1999 to $12.8 million for the three months ended June 30, 2000, and increased 289% from $6.2 million for the six months ended June 30, 1999 to $24.0 million for the six months ended June 30, 2000. The increases were due to increased amounts of interest income attributable to the higher level of funds available for investment, primarily from the net proceeds of the issuance of the 1.856% convertible subordinated notes in August 1999, and, to a lesser extent, from the net cash provided by operating activities. Foreign exchange transaction gains and losses, which are included in other income, net, have not had a material effect on our results of operations.

     Interest Expense. Interest expense increased 434% from $1.4 million for the three months ended June 30, 1999 to $7.5 million for the three months ended June 30, 2000, and increased 429% from $2.8 million for the six months ended June 30, 1999 to $15.0 million for the six months ended June 30, 2000. Interest expense consists primarily of interest accrued under the 5.25% convertible subordinated notes issued in October 1997 and the 1.856% convertible subordinated notes issued in August 1999.

     Income Taxes. We had effective tax rates of 18% of pre-tax loss for the three months ended June 30, 2000, and 3% of pre-tax loss for the three months ended June 30, 1999. We had effective tax rates of 15% of pre-tax loss for the six months ended June 30, 2000, and 9% of pre-tax loss for the six months ended June 30, 1999. Our effective tax rates were negative and differed from the combined federal and state statutory rates due primarily to acquisition related charges that were non-deductible for tax purposes.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to implement SFAS No. 133 as of the beginning of our fiscal year 2001. Our foreign currency exchange rate hedging activities have been insignificant to date and we do not believe that SFAS No. 133 will have a material impact on our financial position, results of operations or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for us, will be the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however, such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, our preliminary conclusion is that the implementation of SAB 101 will not have a material impact on our financial position, results of operations or cash flows for the year ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term investments totaled $944.6 million at June 30, 2000 and represented 72% of our tangible assets, net. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, governments securities and market auction preferreds. At June 30, 2000, we had $456.6 million of long-term obligations and stockholders' equity was approximately $3,200.0 million.

     Net cash provided by operating activities was $162.6 million in the six months ended June 30, 2000, and $51.6 million in the six months ended June 30, 1999. For the six months ended June 30, 2000, cash provided by operating activities resulted primarily from income, after adjustments to exclude non-cash charges including amortization of intangibles related to acquisition activities, increases in deferred revenue and accrued compensation and benefits, offset somewhat by a decrease in deferred income taxes. For the six months ended June 30, 1999, cash provided by operating activities resulted primarily from income after adjustments to exclude the non-cash charges including amortization of intangibles related to acquisition activities, and an increase in deferred revenue.

     Our investing activities used cash of $30.4 million in the six months ended June 30, 2000 due primarily to capital expenditures of $48.1 million and strategic investments of $12.0 million partially offset by the net decrease in short-term and long-term investments of $32.2 million. Our investing activities used cash of $86.8 million in the six months ended June 30, 1999 due primarily to the net increase in short-term and long-term investments of $64.4 million and capital expenditures of $23.7 million.

     We have begun to make investments in development-stage companies that we believe provide strategic opportunities for the Company. We intend that these investments will complement our own research and development efforts, provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. As of June 30, 2000, we had invested $12.0 million as part of this initiative. We cannot assure you that this initiative will have the above mentioned desired results, or even that we will not lose all or any part of these investments.

     Financing activities provided cash of $145.4 million in the six months ended June 30, 2000, and $16.7 million in the six months ended June 30, 1999 from the issuance of common stock under our employee stock plans and the related income tax benefits.

     In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally and jointly and severally liable for all payments under the notes. The 5.25% notes provide for semi-annual interest payments of $2.6 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method. As of June 30, 2000 the aggregate principal amount at maturity, for the 5.25% notes, is $98.9 million.

     In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount represent a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally and jointly and severally liable for all payments under the notes. The 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to an initial conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method. As of June 30, 2000 the aggregate principal amount at maturity, for the 1.856% notes, is $465.3 million.

     Following the issuance of the 5.25% notes and the 1.856% notes, we have a ratio of long-term debt to total capitalization at June 30, 2000 of approximately 12%. As a result of this additional indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we may be unable to obtain alternative financing.

     During the first quarter of 2000, we revised our existing lease agreement for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities we currently lease in

Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and facilities) for $139.4 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value up to $123.8 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which we were in compliance with as of June 30, 2000.

     During the first quarter of 2000, we signed a lease agreement for our existing facilities in Roseville, Minnesota. We will improve and expand our existing facilities of approximately 62,000 square feet and will develop adjacent property adding approximately 260,000 square feet to the campus, with the first phase of approximately 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and facilities) for $40 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value up to $34.3 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which we were in compliance with as of June 30, 2000.

     During the third quarter of 2000, we signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new corporate campus facilities in Milpitas, California. We will develop the site in two phases, adding a total of 990,990 square feet, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. We expect to complete the second phase of 524,990 square feet in the second quarter of 2003. The facilities will provide space for research and development functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and first phase facilities) for $243 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new campus facilities and beginning the lease payments in the second quarter of 2002 for the first phase and second quarter of 2003 for the second phase. We expect to start negotiating the financing terms of the second phase in the second quarter of 2001.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, you should consider carefully the following factors in evaluating VERITAS and our business.

WE FACE MANY NEW DIFFICULTIES MANAGING A LARGER COMPANY

     Our growth has created new challenges for us. As of June 30, 2000, we had 3,809 full-time employees, as compared to 2,974 as of December 31, 1999 and 945 as of December 31, 1998. If we fail to meet the challenges created by this growth, our business and quarterly and annual results of operations could be adversely affected, and the value of your investment could decline. The growth in the number of our employees is likely to continue to strain our management control systems and resources, including decision support, accounting, human resources, management information systems and facilities. We must continue to improve our financial and management controls and our reporting systems and procedures to manage our employees, as well as continue to obtain additional facilities to accommodate our growth.

WE ARE INCURRING SIGNIFICANT ACCOUNTING CHARGES IN CONNECTION WITH THE NSMG, TELEBACKUP AND NUVIEW ACQUISITIONS THAT ARE CREATING NET LOSSES IMMEDIATELY AND IN THE FUTURE

     The significant costs of integration associated with the NSMG, TeleBackup and NuView acquisitions increase the risk that we will not realize the anticipated benefits. Because we accounted for these acquisitions using the purchase method of accounting, we recorded goodwill and other intangible assets of approximately $3,754.9 million in 1999. This amount is being amortized over four years, and is resulting in charges to operations of approximately $234.8 million per quarter. As a result of these charges, we expect to continue to have net losses for the foreseeable future.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT WE MAY BE UNABLE TO SERVICE OR REPAY

     In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006. The annual interest payments on our outstanding notes as of June 30, 2000 are $5.2 million and $8.6 million respectively, which we expect to fund from cash flow from operations. We will need to continue to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. For example, the notes could be declared immediately due and payable if we do not make timely payments. While our cash flow has been sufficient to fund interest payments to date, if we cannot meet our debt obligations from the cash generated by our business, we may not be able to develop and sell new products, respond to changing business or economic conditions adequately, make acquisitions or otherwise fund our business.

WE MIGHT FAIL TO SUCCESSFULLY COMPLETE THE INTEGRATION OF THE BUSINESSES OF VERITAS, NSMG AND TELEBACKUP

     We continue to experience challenges in integrating the businesses of NSMG and TeleBackup with our own. If we fail to successfully complete the integration, our businesses and our quarterly and annual results of operations may be adversely affected. The difficulties that we face include:

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

     - coordinating and streamlining geographically dispersed operations, such as engineering facilities in California, Florida, Minnesota, North Carolina, Maryland, Massachusetts, Washington, Canada, India and the United Kingdom; and

     - resolving differences between the corporate cultures of VERITAS and NSMG.

OUR STRATEGY OF FOCUSING ON THE BROADER MARKET CATEGORY OF DATA AVAILABILITY MIGHT NOT SUCCEED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO EXPAND OUR BUSINESS

     We recently announced our strategy for continued expansion of our business, focusing on data availability, which is a broader market category that includes storage management software. To the extent that this strategy does not result in the anticipated growth of our revenue, our business and results of operations would be adversely affected. Our branding campaign to grow awareness of our name and position ourselves as a data availability company might not succeed. Our initiative of dividing our internal product development and product marketing groups according to the computing platforms on which our products operate will require the devotion of substantial employee resources and management attention, and we might not be successful in undertaking this initiative. To the extent these initiatives are not successful, our business and results of operations would be adversely affected.

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

     - the unpredictability of the timing and level of sales to large distributors in the retail channel and by our direct sales force, which tend to generate sales later in our quarters than original equipment manufacturer sales;

     - the timing and magnitude of large end-user orders;

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

WE MAY BE UNABLE TO HIRE AND RETAIN NEEDED SALES AND ENGINEERING PERSONNEL

     Our personnel needs are more acute than those facing most companies. We need to hire additional sales, engineering, service and administrative personnel to support the expansion of our business and meet increased customer demand for our products and services. If we are unable to hire and retain these employees, our business and quarterly and annual results of operations would be adversely affected. Competition for people with the skills we require is intense. Additions of new personnel and departures of existing personnel could disrupt our business and may result in the departure of other employees. We also depend on the continued service of our key personnel. Even though we have entered into employment agreements with key management personnel, these agreements cannot prevent their departure. We do not have key person life insurance covering any of our personnel, nor do we currently intend to obtain any of this insurance.

WE DISTRIBUTE OUR PRODUCTS THROUGH MULTIPLE DISTRIBUTION CHANNELS, EACH OF WHICH IS SUBJECT TO RISKS

     Historically, we sold products through original equipment manufacturers and through direct sales. As a result of the NSMG and TeleBackup acquisitions in 1999, however, we now have an established retail distribution channel as well. If we fail to manage our distribution channels successfully, our business and quarterly and annual results of operations would be adversely affected.

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

     Original equipment manufacturers. A portion of our revenue is expected to come from original equipment manufacturers that incorporate our storage management software into systems they sell. We have no control over the shipping dates or volumes of systems the original equipment manufacturers ship and they have no obligation to ship systems incorporating our software. They also have no obligation to recommend or offer our software products exclusively or at all. They have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own storage management products internally and incorporate those products into their systems in lieu of our products. Finally, in part because we seek to leverage these relationships for the purpose of selling additional VERITAS products to the original equipment manufacturers' installed customer base, the original equipment manufacturers that we do business with compete with one another. To the extent that one of our original equipment manufacturer customers views the products we have developed for another original equipment manufacturer as competing with its products, it may decide to stop doing business with us, which could harm our business.

     Development agreements for original equipment manufacturers. We have important original equipment manufacturer agreements with Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Unlike some of our other original equipment manufacturer agreements under which we sell off-the-shelf versions of our products, under these agreements we develop unique or "lite" versions of our products to be included in these original equipment manufacturers' systems software and products. If these versions of our software do not result in substantial revenue, our business could be harmed.

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

SALES OF A SMALL NUMBER OF PRODUCT LINES MAKE UP A SUBSTANTIAL PORTION OF OUR REVENUE

     For the foreseeable future, we expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change or other factors, our revenue would decrease and our business and quarterly and annual results of operations would be adversely affected. For example, for the six months ended June 30, 2000 and 1999 we derived approximately $358.5 million, or 84%, and $124.8 million, or 84%, of our license revenue from storage management products, including VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup and VERITAS Backup Exec. Also, our VERITAS NetBackup and VERITAS Backup Exec products perform some overlapping functions. Customers may select one product over the other, resulting in reduced revenue for the product not selected. Therefore, we may not receive the same aggregate level of revenue from these products as we have received in the past.

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

WE DERIVE SIGNIFICANT REVENUES FROM ONLY A FEW CUSTOMERS

     Even though for the six months ended June 30, 2000 and 1999 no single customer accounted for greater than 10% of our total net revenue, we still derive significant revenue from a small number of customers. If any of these customers were to reduce its purchases from us, our revenue and therefore our business would be harmed unless we were to increase sales to other customers substantially. We do not have a contract with any of these customers that requires a customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

WE FACE UNCERTAINTIES PORTING PRODUCTS TO NEW OPERATING SYSTEMS AND DEVELOPING NEW PRODUCTS

     Some of our products operate primarily on the UNIX computer operating system. We are currently redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. In addition, we recently entered into an agreement with IBM under which we will port our complete set of storage management solutions to AIX/Monterey for IBM POWER and Intel IA-64 processor-system. We may not be able to accomplish any of this work quickly or cost-effectively. These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, our porting and development work for the Windows NT market has required us to hire additional personnel with Windows NT expertise and to devote engineering resources to these projects. We must obtain from operating system owners a source code license to certain portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we would not be able to expand our product line easily into other areas. For example, we rely on a source code license from Microsoft with respect to our Windows NT development projects. Microsoft is under no obligation to renew the source code license, which is subject to annual renewal.

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

OUR FOREIGN-BASED OPERATIONS AND SALES CREATE SPECIAL PROBLEMS THAT COULD HURT OUR RESULTS

     An investment in our securities is riskier than an investment in most businesses because we have significant offshore operations, including development facilities, sales personnel and customer support operations. For example, as of June 30, 2000, we had approximately 240 employees located in Pune, India, performing product development work. These offshore operations are subject to risks, including:

     - potential loss of developed technology through piracy, misappropriation, or more lax laws regarding intellectual property protection;

     - imposition of governmental controls, including trade restrictions;

     - fluctuations in currency exchange rates and economic instability such as higher interest rates and spiraling inflation;

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

     In the past, we have lost some of the employees of acquired companies whom we desired to retain. In some cases, the integration of the operations of acquired companies took longer than we anticipated. In addition, if the employees of target companies remain geographically apart from our existing staff, we may not realize some or all of the anticipated economies of scale.

OUR STRATEGY OF INVESTING IN DEVELOPMENT-STAGE COMPANIES INVOLVES A NUMBER OF RISKS AND UNCERTAINTIES

     An investment in our securities is riskier than investments in many other companies because we plan to pursue our strategy of investing in development-stage companies. Each of these investments involves a number of risks and uncertainties, including:

     - diversion of management attention;

     - inability to identify strategic opportunities;

     - inability to value investments appropriately;

     - inability to manage investments effectively; and

     - loss of cash invested.

RISKS RELATED TO THE SEAGATE TECHNOLOGY TRANSACTION

     The following risks relate to the proposed transaction described more fully in the section titled "Recent Development" in Item 2: Management's Discussion and Analysis. In that transaction, Seagate Technology, Inc. has agreed to sell all of its property and assets and the property and assets of its consolidated subsidiaries, other than certain designated assets, to Suez Acquisition Company (Cayman) Limited, which we refer to as the leveraged buyout, and to merge a wholly owned subsidiary of VERITAS with and into Seagate Technology, following which Seagate Technology will become our wholly owned subsidiary, which we refer to as the merger.

SEAGATE TECHNOLOGY WILL REMAIN LIABLE TO THIRD PARTIES AFTER THE LEVERAGED BUYOUT AND THE MERGER

     In the leveraged buyout, Seagate Technology will sell all of its operating assets to Suez Acquisition Company, and Suez Acquisition Company has agreed to assume and indemnify Seagate Technology and us for substantially all liabilities arising in connection with these assets. However, third parties may nevertheless try to seek recourse against Seagate Technology for these liabilities. Seagate Technology currently is a large, multinational enterprise that owns or leases facilities and offices in numerous states and foreign countries and employs over 59,000 persons worldwide. As a result, Seagate Technology, which will be our wholly owned subsidiary, could continue to face a wide range of possible liabilities after the leveraged buyout and the merger are completed, both for actions, events or circumstances arising or occurring before the leveraged buyout and the merger as well as after. Some areas of potential liability include:

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

THE MERGER CONSIDERATION MAY BE SUBJECT TO RECOVERY UNDER FRAUDULENT CONVEYANCE LAWS

     The leveraged buyout and the merger may be subject to review under state or federal fraudulent transfer laws in the event that following the leveraged buyout a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of Suez Acquisition Company or any of its affiliates. Under those laws, a court could attempt to proceed against the consideration paid to Seagate's stockholders in the merger, or direct that amounts deposited with the trustee administering the distributions of Seagate's tax refunds and credits be held for the benefit of creditors, if the court determined that when the leveraged buyout was completed, Seagate's operating assets were acquired for less then fair consideration or reasonably equivalent value, and at the time of the leveraged buyout, Seagate, Suez Acquisitions Company and their affiliates:

     - were or became insolvent;

     - were engaged in a business or transaction for which their unencumbered assets constituted unreasonably small capital; or

     - intended to incur or reasonably should have believed that they would incur debts beyond their ability to pay those debts as they matured.

Regardless of the factors described above, a court could also proceed against the consideration paid to Seagate's stockholders in the merger, or against Seagate's tax refunds and credits otherwise payable to Seagate's former stockholders following the merger, if the court found that Seagate effected the leveraged buyout with an actual intent to hinder, delay or defraud its creditors.

SUEZ ACQUISITION COMPANY MAY BE UNABLE TO SATISFY ITS OBLIGATIONS UNDER THE INDEMNIFICATION AGREEMENT

     Under the terms of the indemnification agreement, Suez Acquisition Company has agreed to indemnify Seagate Technology and us for substantially all liabilities arising in connection with Seagate Technology's operating assets, whether these liabilities arise before or after the leveraged buyout and the merger. After the leveraged buyout, Suez Acquisition Company will have consolidated indebtedness that will be substantially greater than Seagate Technology's indebtedness prior to the leveraged buyout and the merger. As a result of this increased level of indebtedness, if Seagate Technology or we make a claim for indemnity under the indemnification agreement, Suez Acquisition Company may be insolvent or otherwise financially incapable of satisfying its indemnification obligations. Any failure by Suez Acquisition Company to satisfy its indemnification obligations could have a material adverse effect on our business and financial performance.

FAILURE TO COMPLETE THE LEVERAGED BUYOUT AND THE MERGER BETWEEN SEAGATE TECHNOLOGY AND VERITAS SUBSIDIARY COULD NEGATIVELY IMPACT OUR STOCK PRICE, FUTURE BUSINESS AND/OR OPERATIONS

     The stock purchase agreement and the merger contain a number of conditions to the obligations of the parties to complete the leveraged buyout and the merger. In addition, the stock purchase agreement and the merger agreement may be terminated under a number of circumstances. If the leveraged buyout and the merger are not completed for any reason, we may be subject to a number of material risks. These risks include the following:

     - the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the leveraged buyout and the merger will be completed;

     - we may be required to pay a fee to Suez Acquisition Company if the stock purchase agreement is terminated under certain circumstances; and

     - fees, costs and expenses incurred by us in connection with the merger, such as legal, accounting and financial advisor fees, costs and expenses, must be paid even if the leveraged buyout and the merger are not completed.

THE LEVERAGED BUYOUT AND THE MERGER MAY BE DELAYED IF SEAGATE TECHNOLOGY AND VERITAS ARE UNABLE TO TIMELY OBTAIN ALL NECESSARY CONSENTS FROM GOVERNMENTAL AUTHORITIES

     In order to complete the leveraged buyout and the merger, Seagate Technology and VERITAS have each filed notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and Seagate Technology has made various filings with state and foreign governmental authorities with jurisdiction over applicable antitrust laws. In addition, Mr. Stephen Luczo, a director and executive of Seagate Technology and a member of Seagate Technology's senior management team who participate in the ownership of Suez Acquisition Company, has filed a notification under the Hart-Scott-Rodino Antitrust Improvements Act. It is a condition to the obligations of Seagate Technology, VERITAS and Suez Acquisition Company to complete the leveraged buyout and the merger that they comply with the Hart-Scott-Rodino Antitrust Improvements Act and that all applicable waiting periods under that statute expire. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for Seagate Technology's and VERITAS' filings has expired with respect to the leveraged buyout and the merger, but has not yet expired with respect to Mr. Luczo's filing. Although Seagate Technology, VERITAS and Suez Acquisition Company do not currently anticipate any challenges to the leveraged buyout or the merger based upon antitrust grounds, the Department of Justice, the Federal Trade Commission or any state or foreign governmental authorities could take action under various antitrust laws against the leveraged buyout or the merger as they deem necessary in the public interest. Private parties may also seek to take action under various antitrust laws against the leveraged buyout and/or the merger. If any of these events occur, the leveraged buyout and the merger may be delayed. Based upon available information, we believe that the leveraged buyout and the merger comply with all significant federal, state and foreign antitrust laws. We cannot assure you, however, that there will not be a challenge to the leveraged buyout and/or the merger based on antitrust grounds, or that if so challenged, Seagate Technology, VERITAS and Suez Acquisition Company will prevail.

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

INTEREST RATE SENSITIVITY

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and market auction preferred instruments. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2000, approximately 93% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 41% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $456.6 million consists of 5.25% convertible subordinated notes due 2004 of $98.9 million (the "5.25% notes") and 1.856% convertible subordinated notes due 2006 of $357.7 million (the "1.856% notes"). The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of our cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average interest rates as of June 30, 2000 by year of maturity (dollars in thousands):

                                                  2001 AND                   FAIR VALUE
                                       2000      THEREAFTER    2000 TOTAL    2000 TOTAL    1999 TOTAL
                                     --------    ----------    ----------    ----------    ----------
Cash equivalents and short-term
  Investments:
  Fixed rate.......................  $669,115     $154,566      $823,681     $  823,681     $186,482
  Average fixed rate...............      6.39%        6.72%         6.45%          6.45%        5.05%
  Variable rate....................  $ 24,882     $  1,500      $ 26,382     $   26,382     $ 14,000
  Average variable rate............      6.55%        6.00%         6.51%          6.51%        4.93%
Total cash equivalents and
  short-term investments:
  Investments......................  $693,997     $156,066      $850,063     $  850,063     $200,482
  Average rate.....................      6.40%        6.71%         6.45%          6.45%        5.04%
Long-term investments:
  Fixed rate.......................  $ 23,947     $ 32,191      $ 56,138     $   56,138     $ 52,234
  Average fixed rate...............      5.75%        7.20%         6.58%          6.58%        5.20%
Long-term debt:
  Fixed rate.......................  $     --     $456,587      $456,587     $2,658,482     $100,000
  Average fixed rate...............        --         6.23%         6.23%          6.23%        5.25%

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At an annual meeting of stockholders held by the Registrant on May 10, 2000 (the "Annual Meeting"), each of the following individuals were elected to the Company's classified Board of Directors as Class "B" directors to hold office for a term of three years or until his successor has been duly elected or qualified or until resignation or removal:

                                                   VOTES IN FAVOR    VOTES WITHHELD
                                                   --------------    --------------
William H. Janeway...............................   357,520,140        4,709,722
Joseph D. Rizzi..................................   358,368,125        3,861,737

     In addition, the following individuals' term of office as directors continued after the Annual Meeting:

        Mark Leslie                                Stephen J. Luczo
        Steven Brooks                              Geoffrey W. Squire
        Gregory Kerfoot                            Fred van den Bosch

     The following proposals were also approved at the Annual Meeting:

                                           AFFIRMATIVE    NEGATIVE                   BROKER
                                              VOTES        VOTES      ABSTENTIONS   NON-VOTES
                                           -----------   ----------   -----------   ---------
1. Approval of an amendment to the
   Registrant's Restated Certificate of
   Incorporation to increase the number
   of shares of common stock that the
   Registrant is authorized to issue from
   500 million to 2 billion..............  311,598,312   50,423,949     207,601        --
2. Ratify the appointment of Ernst &
   Young LLP as independent auditors for
   the fiscal year ending December 31,
   2000..................................  362,014,480      104,505     110,877        --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

                                                                INCORPORATED BY REFERENCE
        EXHIBIT                                                 --------------------------    FILED
        NUMBER                 EXHIBIT DESCRIPTION              FORM      DATE     NUMBER    HEREWITH
        -------                -------------------              -----   ---------  -------   --------
          3.01     Certificate of Amendment of Amended and       S-8    06/02/00    3.03
                   Restated Certificate of Incorporation of
                   VERITAS, filed with the Delaware Secretary
                   of State on May 10, 2000.
         27.01     Financial Data Schedule (EDGAR only).                                        X

     (B) REPORTS ON FORM 8-K

        DATE OF REPORT   ITEM(S)                           DESCRIPTION
        --------------   -------                           -----------
           4/19/00        5, 7     VERITAS announced financial results for its first quarter
                                   ended March 31, 2000 and included the press release.
           5/10/00        5, 7     VERITAS announced its stockholders' approval of an amendment to the Company's Restated Certificate of Incorporation to
                                   increase the number of shares of common stock that VERITAS is authorized to issue from 500 million to 2 billion, and
                                   announced a business agreement with IBM Corporation, and
                                   included the press release for the IBM agreement.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.

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