Form 10-Q
period 2000-09-30
VERITAS SOFTWARE CORP /DE/
filed 2000-11-13
CIK 1084408

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding as of October 31, 2000 was 408,648,245 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.................    1
         Condensed Consolidated Balance Sheets as of September 30,
           2000 and
           December 31, 1999.........................................    1
         Condensed Consolidated Statements of Operations for the
           Three Months and Nine Months Ended September 30, 2000 and
           1999......................................................    2
         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and 1999..................    3
         Notes to Condensed Consolidated Financial Statements........    4
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................    9
         Quantitative and Qualitative Disclosures About Market
Item 3.    Risk......................................................   29

                        PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   31
Item 6.  Exhibits and Reports on Form 8-K............................   32
Signature............................................................   34

                         PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   556,300      $  148,244
  Short-term investments....................................       392,278         544,137
  Accounts receivable, net of allowance for doubtful
     accounts of $6,522 at September 30, 2000 and $5,693 at
     December 31, 1999......................................       169,115         132,180
  Deferred income taxes.....................................        23,803          23,803
  Other current assets......................................        32,334          13,381
                                                               -----------      ----------
          Total current assets..............................     1,173,830         861,745
Long-term investments.......................................       127,466          65,036
Property and equipment, net.................................       130,163          76,958
Goodwill and other intangibles, net.........................     2,521,759       3,226,749
Other non-current assets....................................        45,513           2,789
                                                               -----------      ----------
          Total assets......................................   $ 3,998,731      $4,233,277
                                                               ===========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    33,287      $   30,229
  Accrued compensation and benefits.........................        59,480          35,560
  Accrued acquisition and restructuring costs...............        18,087          24,202
  Other accrued liabilities.................................        54,796          42,323
  Income taxes payable......................................         8,433           6,804
  Customer advances.........................................         2,859           5,208
  Deferred revenue..........................................       138,456          86,979
                                                               -----------      ----------
          Total current liabilities.........................       315,398         231,305
Convertible subordinated notes..............................       459,812         451,044
Deferred income taxes.......................................       124,405         157,867
Stockholders' equity:
  Common stock..............................................     4,123,608       3,926,945
  Accumulated deficit.......................................    (1,027,204)       (532,374)
  Accumulated other comprehensive income (loss).............         2,712          (1,510)
                                                               -----------      ----------
          Total stockholders' equity........................     3,099,116       3,393,061
                                                               -----------      ----------
          Total liabilities and stockholders' equity........   $ 3,998,731      $4,233,277
                                                               ===========      ==========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                             ----------------------    -----------------------
                                               2000         1999          2000         1999
                                             ---------    ---------    ----------    ---------
Net revenue:
  User license fees........................  $ 256,925    $ 157,643    $  686,092    $ 306,725
  Services.................................     60,246       25,758       151,155       63,228
                                             ---------    ---------    ----------    ---------
          Total net revenue................    317,171      183,401       837,247      369,953
Cost of revenue:
  User license fees........................      9,270        5,891        29,247       10,673
  Services.................................     21,707       10,787        60,171       25,568
  Amortization of developed technology.....     15,553       15,258        46,501       20,264
                                             ---------    ---------    ----------    ---------
          Total cost of revenue............     46,530       31,936       135,919       56,505
                                             ---------    ---------    ----------    ---------
Gross profit...............................    270,641      151,465       701,328      313,448
Operating expenses:
  Selling and marketing....................    116,936       67,895       310,628      139,290
  Research and development.................     46,328       28,924       120,646       63,290
  General and administrative...............     20,465       11,020        52,971       21,431
  Amortization of goodwill and other
     intangibles...........................    219,758      219,626       659,275      291,183
  Acquisition and restructuring costs......         --           --            --       11,000
  In-process research and development......         --        1,100            --      104,200
                                             ---------    ---------    ----------    ---------
          Total operating expenses.........    403,487      328,565     1,143,520      630,394
                                             ---------    ---------    ----------    ---------
Loss from operations.......................   (132,846)    (177,100)     (442,192)    (316,946)
Interest and other income, net.............     15,648        7,266        39,688       13,445
Interest expense...........................     (8,266)      (5,301)      (23,314)      (8,143)
                                             ---------    ---------    ----------    ---------
Loss before income taxes...................   (125,464)    (175,135)     (425,818)    (311,644)
Provision for income taxes.................     22,642        8,441        69,012       20,678
                                             ---------    ---------    ----------    ---------
Net loss...................................  $(148,106)   $(183,576)   $ (494,830)   $(332,322)
                                             =========    =========    ==========    =========
Net loss per share -- basic................  $   (0.37)   $   (0.48)   $    (1.24)   $   (1.14)
                                             =========    =========    ==========    =========
Net loss per share -- diluted..............  $   (0.37)   $   (0.48)   $    (1.24)   $   (1.14)
                                             =========    =========    ==========    =========
Number of shares used in computing per
  share amounts -- basic...................    403,613      384,847       399,655      292,115
                                             =========    =========    ==========    =========
Number of shares used in computing per
  share amounts -- diluted.................    403,613      384,847       399,655      292,115
                                             =========    =========    ==========    =========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
Cash flows from operating activities:
  Net loss..................................................  $(494,830)   $ (332,322)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................     31,593        16,474
     Amortization of goodwill and other intangibles.........    659,275       291,183
     Amortization of developed technology...................     46,501        20,264
     In-process research and development....................         --       104,200
     Restructuring costs....................................         --           948
     Amortization of original issue discount on convertible
      notes.................................................     10,637         1,889
     Deferred income taxes..................................    (40,445)      (25,899)
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (36,935)      (18,024)
       Other receivables....................................         --        22,935
       Other assets.........................................    (22,219)        2,584
       Accounts payable.....................................      3,058         1,391
       Accrued compensation and benefits....................     23,920        18,759
       Accrued acquisition and restructuring costs..........     (6,115)      (14,263)
       Other liabilities....................................     12,473         7,672
       Income taxes payable.................................      1,629       (11,495)
       Customer advances and deferred revenue...............     49,128        22,581
                                                              ---------    ----------
          Net cash provided by operating activities.........    237,670       108,877
Cash flows from investing activities:
  Purchases of investments..................................   (718,043)     (582,991)
  Investment maturities.....................................    807,472       186,622
  Purchases of property and equipment.......................    (83,064)      (36,267)
  Cash acquired from Seagate Software.......................         --         1,044
  Cash acquired from TeleBackup.............................         --         1,493
  Strategic investments in businesses.......................    (22,000)           --
  Purchase of businesses and technologies...................     (2,520)       (7,725)
                                                              ---------    ----------
Net cash used in investing activities.......................    (18,155)     (437,824)
Cash flows from financing activities:
  Net proceeds from issuance of convertible subordinated
     notes..................................................         --       334,137
  Proceeds from issuance of common stock....................    194,794        64,484
                                                              ---------    ----------
          Net cash provided by financing activities.........    194,794       398,621
Effect of exchange rate changes.............................     (6,253)         (669)
                                                              ---------    ----------
Net increase in cash and cash equivalents...................    408,056        69,005
Cash and cash equivalents at beginning of period............    148,244       139,086
                                                              ---------    ----------
Cash and cash equivalents at end of period..................  $ 556,300    $  208,091
                                                              =========    ==========
Supplemental disclosures:
  Cash paid for interest....................................  $  11,265    $    2,625
  Cash paid for income taxes................................  $     376    $   15,223
Supplemental schedule of noncash investing and financing
  transactions:
  Issuance of common stock for business acquisitions........  $      --    $3,604,071
  Issuance of common stock for conversion of notes..........  $   1,868    $       --

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

 4. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. However, dilutive potential common shares outstanding are not included in the denominator for net loss per share for the three and nine months ended September 30, 2000 as their effect would be anti-dilutive. Potential common shares consist of employee stock options using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes. The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ----------------------    ----------------------
                                                2000         1999         2000         1999
                                              ---------    ---------    ---------    ---------
Numerator:
  Net loss..................................  $(148,106)   $(183,576)   $(494,830)   $(332,322)
                                              =========    =========    =========    =========
Denominator:
  Denominator for basic net loss per
     share -- weighted-average shares
     outstanding............................    403,613      384,847      399,655      292,115
  Potential common shares...................         --           --           --           --
                                              ---------    ---------    ---------    ---------
  Denominator for diluted net loss per
     share..................................    403,613      384,847      399,655      292,115
                                              =========    =========    =========    =========
Basic net loss per share....................  $   (0.37)   $   (0.48)   $   (1.24)   $   (1.14)
                                              =========    =========    =========    =========
Diluted net loss per share..................  $   (0.37)   $   (0.48)   $   (1.24)   $   (1.14)
                                              =========    =========    =========    =========

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

     Common shares included in the denominator for purposes of computing diluted net loss per share do not include 10,349,675 shares issuable upon conversion of the outstanding 5.25% convertible subordinated notes and 12,982,270 shares issuable upon conversion of the outstanding 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented. For the three and nine months ended September 30, 2000, potential common shares included in the denominator for purposes of computing diluted net loss per share do not include 34,928,463 and 38,084,920 potential common shares respectively, all related to employee stock options, as their effect would be anti-dilutive.

 5. COMPREHENSIVE INCOME (LOSS)

     The following are the components of comprehensive loss (in thousands):

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ----------------------    ----------------------
                                                2000         1999         2000         1999
                                              ---------    ---------    ---------    ---------
Net loss....................................  $(148,106)   $(183,576)   $(494,830)   $(332,322)
Other comprehensive income (loss), net of
  tax:
  Foreign currency translation
     adjustments............................     (4,099)        (108)      (6,253)        (669)
  Unrealized gain on marketable
     securities.............................      1,574           --       10,475           --
                                              ---------    ---------    ---------    ---------
Comprehensive loss..........................  $(145,581)   $(183,684)   $(483,217)   $(332,991)
                                              =========    =========    =========    =========

 6. SUMMARY FINANCIAL INFORMATION OF SUBSIDIARY

     VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on VERITAS' 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. VERITAS and VERITAS Operating Corporation are unconditionally and jointly and severally liable for all payments under the notes. On June 30, 2000, VERITAS reorganized its corporate structure that resulted in the elimination of differences in the consolidated financial position and operating results of the parent company and VERITAS Operating Corporation. Consequently, separate summarized financial information of VERITAS and VERITAS Operating Corporation, previously presented pursuant to Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, are no longer presented since such information is now the same as the consolidated financial statements presented elsewhere herein. No other subsidiaries of VERITAS are co-obligors or guarantors of the convertible subordinated notes.

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

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

     Geographic information (in thousands):

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
User license fees(1):
  United States.................................  $188,598    $113,939    $507,008    $228,695
  Europe(2).....................................    49,148      32,669     124,156      57,336
  Other(3)......................................    19,179      11,035      54,928      20,694
                                                  --------    --------    --------    --------
          Total.................................   256,925     157,643     686,092     306,725
                                                  --------    --------    --------    --------
Services(1):
  United States.................................    48,633      20,158     125,248      49,462
  Europe(2).....................................     8,484       4,215      20,211      10,421
  Other(3)......................................     3,129       1,385       5,696       3,345
                                                  --------    --------    --------    --------
          Total.................................    60,246      25,758     151,155      63,228
                                                  --------    --------    --------    --------
          Total net revenue.....................  $317,171    $183,401    $837,247    $369,953
                                                  ========    ========    ========    ========

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Long-lived assets(4):
  United States.............................................   $2,626,856       $3,289,545
  Europe(2).................................................       19,312           11,918
  Other(3)..................................................        5,754            2,244
                                                               ----------       ----------
          Total.............................................   $2,651,922       $3,303,707
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

(2) Europe includes the Middle East and Africa.

(3) Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Total long-lived assets............................   $2,651,922       $3,303,707
Other assets, including current....................    1,346,809          929,570
                                                      ----------       ----------
          Total consolidated assets................   $3,998,731       $4,233,277
                                                      ==========       ==========

     No customer represented 10% or more of the Company's net revenue for the three or nine months ended September 30, 2000. One customer accounted for approximately $19.5 million, or 11%, of the Company's net revenue for the three months ended September 30, 1999 and $48.6 million, or 11%, for the nine months ended September 30, 1999.

 8. CREDIT FACILITY

     During the third quarter of 2000, the Company signed a $50.0 million unsecured credit facility with a syndicate of financial institutions. At September 30, 2000, no amount was outstanding. The credit facility is due to expire in September 2001. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to VERITAS' compliance with financial and other covenants. The credit agreement

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of September 30, 2000.

 9. COMMITMENTS AND CONTINGENCIES

  Facilities lease commitments

     During the first quarter of 2000, the Company amended its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities that the Company currently leases in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for these facilities for the next five years will be $0 for 2000, $6.3 million for 2001, $11.4 million for 2002 and $11.1 million for 2003 and 2004. The minimum lease payments will fluctuate from time to time depending on short term interest rates and one of the Company's quarterly financial ratios. The Company has an option to purchase the property (land and facilities) for $139.4 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $123.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001.

     During the first quarter of 2000, the Company signed a lease agreement for its existing facilities in Roseville, Minnesota. The Company will improve and expand its existing facilities of 62,000 square feet and will develop adjacent property adding 260,000 square feet to the campus, with the first phase of 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for these facilities for the next five years will be $0.6 million in 2000, $2.4 million in 2001 and $3.1 million in 2002, 2003 and 2004. The minimum lease payments will fluctuate from time to time depending on short term interest rates and one of the Company's quarterly financial ratios. The Company has an option to purchase the property (land and facilities) for $40 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $34.3 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the second quarter of 2001.

     During the third quarter of 2000, the Company signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new corporate campus facilities in Milpitas, California. The Company will develop the site in two phases, adding a total of 990,990 square feet, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The Company expects to complete the second phase of 524,990 square feet in the second quarter of 2003. The facilities will provide space for research and development functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for the first phase facilities for the next five years will be $0 in 2000 and 2001, $14.6 million in 2002 and $19.4 million in 2003 and 2004. The minimum lease payments will fluctuate from time to time depending on short term interest rates and one of the Company's quarterly financial ratios. The Company has an option to purchase the property (land and first phase facilities) for $243 million or, at the end of the lease, to arrange for the sale of

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the second quarter of 2002 for the first phase and second quarter of 2003 for the second phase. The Company expects to start negotiating the financing terms of the second phase in the second quarter of 2001.

     The three lease agreements listed above requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of September 30, 2000.

10. POTENTIAL TRANSACTION

     On March 29, 2000, the Company, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited, a corporation founded by an investor group including some of the members of Seagate Technology's management, announced a transaction in which the Company will effectively acquire all of the shares of its common stock, certain other securities and cash held by Seagate Technology. The transaction is structured as a leveraged buyout of Seagate Technology pursuant to which Seagate Technology will sell all of its operating assets to Suez Acquisition Company and Suez Acquisition Company will assume and indemnify Seagate Technology and the Company for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate Technology have been transferred to Suez Acquisition Company, a wholly-owned subsidiary of the Company will merge with and into Seagate Technology, following which Seagate Technology will become a wholly-owned subsidiary of the Company. The Company will issue to the Seagate Technology stockholders approximately 109.3 million shares of its common stock to obtain through the merger approximately 128.1 million shares of its common stock held by Seagate Technology. In addition, the Company will issue shares of its common stock to the Seagate Technology stockholders to obtain certain other securities held by Seagate Technology at the closing date and, at its election, the Company may also issue shares of its common stock to the Seagate Technology stockholders to obtain up to $500 million in retained cash at the closing date. The Company is not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business. The transaction is intended to qualify as a tax-free reorganization.

     The Company has mailed a joint proxy statement/prospectus concerning the approval of the transaction to its stockholders of record as of October 20, 2000, and anticipates that the stockholder meeting will be held on November 21, 2000, with the closing of the transaction to occur shortly thereafter assuming stockholder approval and other closing conditions are met.

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

     Unless expressly stated or the content otherwise requires, the terms "we", "our", "us", "Company" and "VERITAS" refer to VERITAS Software Corporation and its subsidiaries.

OVERVIEW

     VERITAS is a leading independent supplier of storage management software for the data availability market. Storage management software has grown significantly in importance and market impact during the last few years. Over time the information technology operations of an enterprise have moved from merely being a piece of an enterprise's computing infrastructure to providing competitive advantage through the provision of highly available mission critical data that is accessible at all times. Our products help our customers manage complex and diverse computing environments efficiently and cost-effectively, by making sure that their data is protected, can be accessed at all times, and can be managed and used in compliance with business policies. Our products help to improve the levels of centralization, control, automation and manageability in computing environments, and they allow information technology, or IT, managers to be significantly more effective with constrained resources and limited budgets. Our products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers and end users to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. These products provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations and are highly scalable in order to keep up with the rapid growth of data and technologies deployed in businesses.

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

     We develop and sell products for most popular operating systems, including versions of UNIX, Windows NT and Linux. Our software solutions are used by customers across a broad spectrum of industries, including many leading global corporations and e-commerce businesses. We also provide a full range of services to assist our customers in planning and implementing their storage management solutions.

     We market our products and services to original equipment manufacturers and end user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

     We derive user license fee revenue from shipments of our software products to end-user customers through direct sales channels, indirect sales channels and original equipment manufacturer customers. Our original equipment manufacturer customers either bundle our products with the products licensed by the original equipment manufacturers or offer them as options. Some original equipment manufacturers also resell our products. We receive a royalty each time the original equipment manufacturer licenses to a customer a copy of the original equipment manufacturer's products that incorporates one or more of our products. Our license agreements with our original equipment manufacturer customers generally contain no minimum sales requirements. We cannot assure you that any original equipment manufacturer will either commence or continue shipping operating systems incorporating our products in the future. When we enter into new agreements with original equipment manufacturer customers and resellers, a significant period of time may elapse before we realize any associated revenue, due to development work that we must generally undertake under these agreements and the time needed for the sales and marketing organizations within these customers and distributors to become familiar with and gain confidence in our products.

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

     Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 25% of our total revenue for the three months ended September 30, 2000 and 27% of our total revenue for the three months ended September 30, 1999, for 24% of our total revenue for the nine months ended September 30, 2000 and 25% for the nine months ended September 30, 1999. Our international revenue increased 62% to $79.9 million for the three months ended September 30, 2000 from $49.3 million for the three months ended September 30, 1999 and increased 123% to $205.0 million for the nine months ended September 30, 2000 from $91.8 million for the nine months ended September 30, 1999. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries' functional currency, the relative impact of exchange rates on net income or loss is less than the impact on revenues. Although our operating and pricing strategies take into account changes in exchange rates over time, our operating results may be affected in the short term by fluctuations in foreign currency exchange rates. Our international subsidiaries purchase licenses for resale from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on our books in the foreign currency that existed at the time of the transaction. These receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to the functional currency at the then current rate, or "marked to market", which may give rise to currency remeasurement gains and losses. Such gains or losses are recognized on our statement of operations as a component of other income, net. To date, such gains or losses have not been material.

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

     On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. On June 1, 1999 we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView. In the following paragraphs, all share and per share data applicable to prior periods have been restated to give retroactive effect to our stock splits effected as stock dividends through September 30, 2000.

     The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. Its products offered features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution of assets and liabilities related to the NSMG business by Seagate Technology, Seagate Software, and their respective subsidiaries, and based on the average closing price of our common stock of $20.26 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, we issued 155,583,486 shares of our common stock to Seagate Software and issued options to purchase 15,626,358 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and we are incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For the three months ended September 30, 2000, we recorded $206.9 million for the amortization of goodwill and other intangibles, and $14.6 million for the amortization of developed technology related to this acquisition and for the nine months ended September 30, 2000, we recorded $620.7 million for the amortization of goodwill and other intangibles, and $43.8 for the amortization of developed technology related to this acquisition.

     Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million. At September 30, 2000, $18.1 million in direct transaction costs, $1.1 million in operating lease commitments on duplicative facilities and $4.0 million in involuntary termination benefits were paid against the acquisition-related costs accrual and $11.7 million of non-cash involuntary termination benefits were charged against the acquisition-related costs accrual. The remaining acquisition-related costs accrual of $8.5 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013. In addition, we recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that we plan to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits relate to the salary and fringe benefit expense for terminated employees in research and development. The involuntarily terminated employees represented 2% of the global workforce. At September 30, 2000, $0.9 million in severance costs and $0.2 million of cancellation of facility leases and other contracts were paid against the restructuring charge accrual and $0.9 million of write-off of redundant equipment and leasehold improvements had been written off. The remaining restructuring charge accrual of $9.0 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

     TeleBackup designed, developed and marketed software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became our wholly-owned subsidiary in exchange for the issuance of 6,842,795 shares of either our common stock, or exchangeable shares exchangeable into our common stock, to the holders of TeleBackup common shares and the exchange of options to purchase 154,706 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we are incurring charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of our common stock of $19.60 per share for 5 days before and after June 1, 1999, the measurement date for the transaction, the total purchase price for TeleBackup was $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At September 30, 2000, of the total $6.2 million acquisition costs, we paid $5.9 million in direct transaction costs with the majority of the remaining $0.3 million anticipated to be utilized by December 2000. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For the three months ended September 30, 2000, we recorded $8.6 million for amortization of goodwill and other intangibles, and $0.4 million for the amortization of developed technology related to this acquisition and for the nine months ended September 30, 2000, we recorded $25.8 million for amortization of goodwill and other intangibles, and $1.2 for the amortization of developed technology related to this acquisition.

     Under an asset purchase agreement, we acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we are incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million payable in cash, of which $12.8 million has been paid. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For the three months ended September 30, 2000, we recorded $4.1 million for amortization of goodwill and other intangibles, and $0.2 million for the amortization of developed technology related to this acquisition and for the nine months ended September 30, 2000, we recorded $12.3 million for amortization of goodwill and other intangibles, and $0.5 million for the amortization of developed technology related to this acquisition.

RECENT DEVELOPMENT

     On March 29, 2000, VERITAS, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited, a corporation founded by an investor group including some of the members of Seagate Technology's management, announced a transaction in which we will effectively acquire all of the shares of our common stock, certain other securities and cash held by Seagate Technology. The transaction is structured as a leveraged buyout of Seagate Technology pursuant to which Seagate Technology will sell all of its operating assets to Suez Acquisition Company and Suez Acquisition Company will assume and indemnify Seagate Technology and VERITAS for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate Technology have been transferred to Suez Acquisition Company, a wholly-owned subsidiary of VERITAS will merge with and into Seagate Technology, following which Seagate Technology will become a wholly-owned subsidiary of VERITAS. We will issue to the Seagate Technology stockholders approximately
109.3 million shares of our common stock to obtain through the merger approximately 128.1 million shares of our common stock held by Seagate Technology. In addition, we will issue shares of our common stock to the Seagate Technology stockholders to obtain certain other securities held by Seagate Technology at the closing date and, at our election, we may also issue shares of our common stock to the Seagate Technology stockholders to obtain up to $500 million in retained cash at the closing date. We are not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business. The transaction is intended to qualify as a tax-free reorganization.

     We have mailed a joint proxy statements/prospectus concerning the approval of the transaction to our stockholders of record as of October 20, 2000, and anticipate that our stockholder meeting will be held on November 21, 2000, with the closing of the transaction to occur shortly thereafter assuming stockholder approval and other closing conditions are met.

RESULTS OF OPERATIONS

     The following tables set forth the percentage of total revenue represented by certain line items from our condensed consolidated statement of operations for the three months and nine months ended September 30, 2000 and 1999, respectively, and the percentage changes between the comparable periods:

                                                    PERCENTAGE OF        PERIOD-TO-PERIOD
                                                  TOTAL NET REVENUE     PERCENTAGE CHANGE
                                                  ------------------    ------------------
                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30, 2000
                                                  ------------------    ------------------
                                                  2000         1999      COMPARED TO 1999
                                                  -----        -----    ------------------
Net revenue:
  User license fees.............................    81%          86%            63%
  Services......................................    19           14            134%
                                                   ---         ----            ---
          Total revenue.........................   100          100             73%
Cost of revenue:
  User license fees.............................     3            3             57%
  Services......................................     7            6            101%
  Amortization or developed technology..........     5            8              2%
                                                   ---         ----            ---
          Total cost of revenue.................    15           17             46%
                                                   ---         ----            ---
Gross profit....................................    85           83             79%
Operating expenses:
  Selling and marketing.........................    37           37             72%
  Research and development......................    15           16             60%
  General and administrative....................     6            6             86%
  Amortization of goodwill and other
     intangibles................................    69          119             --%
  In-process research and development...........    --            1            n/m
  Acquisition and restructuring costs...........    --           --             --%
                                                   ---         ----            ---
          Total operating expenses..............   127          179             23%
                                                   ---         ----            ---
Loss from operations............................   (42)         (96)           (25)%
Interest and other income, net..................     5            4            115%
Interest expense................................    (3)          (3)            56%
                                                   ---         ----            ---
Loss before income taxes........................   (40)         (95)           (28)%
Provision for income taxes......................     7            5            168%
                                                   ---         ----            ---
Net loss........................................   (47)%       (100)%          (19)%
                                                   ===         ====            ===
Net revenue:
  User license fees.............................    82%          83%           124%
  Services......................................    18           17            139%
                                                   ---         ----            ---
          Total revenue.........................   100          100            126%

                                                    PERCENTAGE OF        PERIOD-TO-PERIOD
                                                  TOTAL NET REVENUE     PERCENTAGE CHANGE
                                                  ------------------    ------------------
                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30, 2000
                                                  ------------------    ------------------
                                                  2000         1999      COMPARED TO 1999
                                                  -----        -----    ------------------
Cost of revenue:
  User license fees.............................     3            3            174%
  Services......................................     7            7            135%
  Amortization or developed technology..........     6            5            129%
                                                   ---         ----            ---
          Total cost of revenue.................    16           15            141%
                                                   ---         ----            ---
Gross profit....................................    84           85            124%
Operating expenses:
  Selling and marketing.........................    37           38            123%
  Research and development......................    15           17             91%
  General and administrative....................     6            6            147%
  Amortization of goodwill and other
     intangibles................................    79           79            126%
  In-process research and development...........    --           28            n/m
  Acquisition and restructuring costs...........    --            3            n/m
                                                   ---         ----            ---
          Total operating expenses..............   137          171             81%
                                                   ---         ----            ---
Loss from operations............................   (53)         (86)            40%
Interest and other income, net..................     5            4            195%
Interest expense................................    (3)          (2)           186%
                                                   ---         ----            ---
Loss before income taxes........................   (51)         (84)            37%
Provision for income taxes......................     8            6            234%
                                                   ---         ----            ---
Net loss........................................   (59)%        (90)%           49%
                                                   ===         ====            ===

---------------
n/m = not meaningful

     Net Revenue. Total net revenue increased 73% from $183.4 million for the three months ended September 30, 1999 to $317.2 million for the three months ended September 30, 2000, and increased 126% from $370.0 million for the nine months ended September 30, 1999 to $837.2 million for the nine months ended September 30, 2000. We believe that the percentage increases in total revenue achieved in these periods are not necessarily indicative of future results but we expect net revenue to continue to grow in the near future. Our revenue comprises user license fees and service revenue. User license fees represented 81% of total net revenue for the three months ended September 30, 2000, and 86% of total net revenue for the three months ended September 30, 1999. User license fees represented 82% of total net revenue for the nine months ended September 30, 2000, and 83% of total net revenue for the nine months ended September 30, 1999.

     User License Fees. User license fees increased 63% from $157.6 million for the three months ended September 30, 1999 to $256.9 million for the three months ended September 30, 2000, and increased 124% from $306.7 million for the nine months ended September 30, 1999 to $686.1 million for the nine months ended September 30, 2000. The increases were primarily the result of the continued growth in market acceptance of our software products, the introduction of new products, a greater volume of large end-user transactions and increased revenue from original equipment manufacturers. In particular, our user license fees from our data protection, file and volume management and application solutions products increased 53% from $141.9 million for the three months ended September 30, 1999 to $217.7 million for the three months ended September 30, 2000, and increased 116% from $272.1 million for the nine months ended September 30, 1999 to $587.5 for the nine months ended September 30, 2000. The user license fees from our data protection, file and volume management and application solutions accounted for 90% and 85% of user license fees for the three months ended September 30, 1999 and 2000, respectively, and accounted for 89% and 86% for the nine months ended September 30, 1999 and 2000, respectively. Our user license fees from our newer high availability, clustering and replication products increased 149% from $15.7 million for the three months ended September 30, 1999 to $39.2 million for the three months ended September 30, 2000, and increased 185%
from $34.6 million for the nine months ended September 30, 1999 to $98.6 million for the nine months ended September 30, 2000. We also recorded a greater volume of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees increased 335% from $9.6 million for the three months ended September 30, 1999 to $41.6 million for the three months ended September 30, 2000, and increased 341% from $29.7 million for the nine months ended September 30, 1999 to $131.1 million for the nine months ended September 30, 2000. Our user license fees from original equipment manufacturers increased 71% from $31.7 million for the three months ended September 30, 1999 to $54.2 million for the three months ended September 30, 2000, and increased 84% from $72.8 million for the nine months ended September 30, 1999 to $133.9 million for the nine months ended September 30, 2000. The user license fees from original equipment manufacturers accounted for 17% of user license fees for both the three months ended September 30, 1999 and 2000, and accounted for 20% and 16% for the nine months ended September 30, 1999 and 2000. For the nine months ended September 30, 2000, the increase in user license fees is also greater as a result of the acquisition of NSMG on May 28, 1999.

     Service Revenue. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting services and training services. Service revenue increased 134% from $25.8 million for the three months ended September 30, 1999 to $60.2 million for the three months ended September 30, 2000, and increased 139% from $63.2 million for the nine months ended September 30, 1999 to $151.2 million for the nine months ended September 30, 2000. The increases were due primarily to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services. For the nine months ended September 30, 2000, the increase in service revenue is also a result of the acquisition of NSMG. Service revenue represented 19% of total revenue for the three months ended September 30, 2000 and is expected to grow slightly as a percentage of total revenue in the future.

     Cost of Revenue. Total cost of revenue increased 46% from $31.9 million for the three months ended September 30, 1999 to $46.5 million for the three months ended September 30, 2000 and increased 141% from $56.5 million for the nine months ended September 30, 1999 to $135.9 million for the nine months ended September 30, 2000. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate on a quarterly basis in the future, reflecting the timing differences between increasing our organizational investments and the corresponding revenue growth that we expect as a result of these investments.

     Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of user license fees is the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions in 1999. Cost of user license fees increased 18% from $21.1 million for the three months ended September 30, 1999 to $24.8 million for the three months ended September 30, 2000 and increased 145% from $30.9 million for the nine months ended September 30, 1999 to $75.7 million for the nine months ended September 30, 2000. The increase in cost of user license fees for the nine months ended September 30, 2000 is due primarily to the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions in 1999. Gross margin on user license fees increased from 87% for the three months ended September 30, 1999 to 90% for the three months ended September 30, 2000, and decreased from 90% for the nine months ended September 30, 1999 to 89% for the nine months ended September 30, 2000. The increase in gross margin on user license fees for the three months ended September 30, 2000 was due to a combination of an increase in user license fees and the stability of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin would be 96% for the three months ended September 30, 1999 and September 30, 2000. The decrease in gross margin on user license fees for the nine months ended September 30, 2000 was mainly due to the inclusion of the amortization of developed technology for the entire nine-month period in 2000. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin would be 97% for the nine months ended September 30, 1999 and 96% for the nine months ended September 30, 2000. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. We do not expect gross margin on user license fees to increase significantly.

     Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 101% from $10.8 million for the three months ended September 30, 1999 to $21.7 million for the three months ended September 30, 2000, and increased 135% from $25.6 million for the nine months ended September 30, 1999 to $60.2 million for the nine months ended September 30, 2000. Gross margin on service revenue increased from 58% for the three months ended September 30, 1999 to 64% for the three months ended September 30, 2000. Gross margin on service revenue remained constant at 60% for the nine months ended September 30, 1999 and for the nine months ended September 30, 2000. The improvement in gross margin in the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was a result of increased productivity and higher revenue growth due to a larger installed customer base paying fees. We expect the cost of service revenue will continue to increase in absolute dollars in future periods and the gross margin on service revenue may increase slightly as a percentage.

     Amortization of Developed Technology. Amortization of developed technology was $15.6 million and $46.5 million for the three and nine months ended September 30, 2000. These amounts mainly represent the amortization of the developed technology recorded upon acquisitions of NSMG, TeleBackup and NuView in 1999. The useful life of the developed technology acquired is four years and we expect the amortization to be approximately $15.6 million per quarter.

     Operating Expenses. The NSMG acquisition on May 28, 1999 and the TeleBackup acquisition on June 1, 1999 have contributed to increases in all operating expense categories for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. However, due to the integration that has taken place to date, it is not possible to quantify the portion of the increase that is directly related to these acquisitions.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 72% from $67.9 million for the three months ended September 30, 1999 to $116.9 million for the three months ended September 30, 2000, and increased 123% from $139.3 million for the nine months ended September 30, 1999 to $310.6 million for the nine months ended September 30, 2000. Selling and marketing expenses as a percentage of total net revenue remained constant at 37% for the three months ended September 30, 1999 and 2000, and decreased from 38% for the nine months ended September 30, 1999 to 37% for the nine months ended September 30, 2000. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, expect our selling and marketing expenses to increase in absolute dollars but not change significantly as a percentage of total revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 60% from $28.9 million for the three months ended September 30, 1999 to $46.3 million for the three months ended September 30, 2000, and increased 91% from $63.3 million for the nine months ended September 30, 1999 to $120.6 for the nine months ended September 30, 2000. The increases were due primarily to increased staffing levels associated with new hires and, for the nine months ended September 30, 1999, the NSMG, TeleBackup and NuView acquisitions. As a percentage of total net revenue, research and development expenses decreased from 16% for the three months ended September 30, 1999 to 15% for the three months ended September 30, 2000, and decreased from 17% for the nine months ended September 30, 1999 to 15% for the nine months ended September 30, 2000. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses will continue to increase in absolute dollars in future periods and may increase slightly as a percentage of total net revenue. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development and our level of revenue fluctuates.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 86% from $11.0 million for the three months ended September 30, 1999 to $20.5 million for the three months ended September 30, 2000, and increased 147% from $21.4 million for the nine months ended September 30, 1999 to $53.0 for the nine months ended September 30, 2000. General and administrative expenses as a percentage of revenue remained constant at 6% for the three and nine months ended September 30, 1999 and 6% for the three and nine months ended September 30, 2000. The increases in absolute dollars were due primarily to additional personnel costs, including additional personnel related to the acquisitions in the second quarter of 1999 and, to a lesser extent, to an increase in other expenses associated with enhancing our infrastructure to support expansion of our operations. We expect general and administrative expenses to increase in absolute dollars, but not to change significantly as a percentage of revenue in the future, as we expand our operations.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $219.8 million and $659.3 million for the three and nine months ended September 30, 2000. This amount mainly represents the amortization of goodwill, distribution channels, trademarks and other intangible assets recorded upon acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and other intangibles is four years and we expect the amortization to be approximately $219.8 million per quarter.

     In-process Research and Development. Upon the acquisition of NSMG and TeleBackup in 1999, we recorded one-time charges to in-process research and development $103.1 million in the second quarter of 1999 and upon the acquisition of NuView in 1999, we recorded one-time charges to in-process research and development $1.1 million in the third quarter of 1999.

     Acquisition and Restructuring Costs. Upon the acquisition of NSMG, we recorded a one-time charge, in the second quarter of 1999, to acquisitions and restructuring costs of $11.0 million, which included approximately $9.7 million in exit costs with respect to duplicate facilities that we plan to vacate and approximately $1.3 million in severance benefits.

     Interest and Other Income, Net. Interest and other income, net increased 115% from $7.3 million for the three months ended September 30, 1999 to $15.6 million for the three months ended September 30, 2000, and increased 195% from $13.4 million for the nine months ended September 30, 1999 to $39.7 million for the nine months ended September 30, 2000. The increases were due to increased amounts of interest income attributable to the higher level of funds available for investment, primarily from the net proceeds of the issuance of the 1.856% convertible subordinated notes in August 1999, and, to a lesser extent, from the net cash provided by operating activities. Foreign exchange transaction gains and losses, which are included in other income, net, have not had a material effect on our results of operations.

     Interest Expense. Interest expense increased 56% from $5.3 million for the three months ended September 30, 1999 to $8.3 million for the three months ended September 30, 2000, and increased 186% from $8.1 million for the nine months ended September 30, 1999 to $23.3 million for the nine months ended September 30, 2000. Interest expense consists primarily of interest accrued under the 5.25% convertible subordinated notes issued in October 1997 and the 1.856% convertible subordinated notes issued in August 1999.

     Income Taxes. We had effective tax rates of 18% of pre-tax loss for the three months ended September 30, 2000, and 5% of pre-tax loss for the three months ended September 30, 1999. We had effective tax rates of 16% of pre-tax loss for the nine months ended September 30, 2000, and 7% of pre-tax loss for the nine months ended September 30, 1999. Our effective tax rates were negative and differed from the combined federal and state statutory rates due primarily to acquisition related charges that were non-deductible for tax purposes.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for us, is the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC has recently issued implementation guidance in the form of "Frequently Asked Questions and Answers." Our preliminary conclusion is that the implementation of SAB 101 will not have a material impact on our financial position, results of operations or cash flows for the year ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term investments totaled $948.6 million at September 30, 2000 and represented 64% of our tangible assets, net. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, governments securities and market auction preferreds. At September 30, 2000, we had $459.8 million of long-term obligations and stockholders' equity was approximately $3,099.1 million.

     Net cash provided by operating activities was $237.7 million in the nine months ended September 30, 2000, and $108.9 million in the nine months ended September 30, 1999. For the nine months ended September 30, 2000, cash provided by operating activities resulted primarily from income, after adjustments to exclude non-cash charges including amortization of intangibles related to acquisition activities, increases in deferred revenue and accrued compensation and benefits, partially offset by a decrease in deferred income taxes and increases in accounts receivable and other assets. For the nine months ended September 30, 1999, cash provided by operating activities resulted primarily from income after adjustments to exclude the non-cash charges including amortization of intangibles related to acquisition activities, an increase in deferred revenue and a reduction in other receivables, partially offset by a decrease in deferred income taxes.

     Our investing activities used cash of $18.2 million in the nine months ended September 30, 2000 due primarily to purchases of property and equipment of $83.1 million and strategic investments of $22.0 million, partially offset by the net decrease in short-term and long-term investments of $89.4 million. Our investing activities used cash of $437.8 million in the nine months ended September 30, 1999 due primarily to the net increase in short-term and long-term investments of $396.4 million and purchases of property and equipment of $36.3 million.

     We have begun to make investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will complement our own research and development efforts, provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. As of September 30, 2000, we had invested $22.0 million as part of this initiative. We cannot assure you that this initiative will have the above mentioned desired results, or even that we will not lose all or any part of these investments.

     Financing activities provided cash of $194.8 million in the nine months ended September 30, 2000, and $64.5 million in the nine months ended September 30, 1999 from the issuance of common stock under our employee stock plans and the related income tax benefits.

     In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally and jointly and severally liable for all payments under the notes. The 5.25% notes provide for semi-annual interest payments of $2.6 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method. As of September 30, 2000 the aggregate principal amount at maturity, for the 5.25% notes, is $98.9 million.

     In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount represent a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally and jointly and severally liable for all payments under the notes. The 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to an initial conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method. As of September 30, 2000 the aggregate principal amount at maturity, for the 1.856% notes, is $464.7 million.

     Following the issuance of the 5.25% notes and the 1.856% notes, we have a ratio of long-term debt to total capitalization at September 30, 2000 of approximately 13%. As a result of this additional indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we may be unable to obtain alternative financing.

     During the third quarter of 2000, we signed a $50.0 million unsecured credit facility with a syndicate of financial institutions. At September 30, 2000, no amount was outstanding. The credit facility is due to expire in September 2001. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which we were in compliance with as of September 30, 2000.

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

     The three lease agreements listed above requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which we were in compliance with as of September 30, 2000.

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

WE FACE MANY NEW DIFFICULTIES MANAGING A LARGER COMPANY

     Our growth has created new challenges for us. As of September 30, 2000, we had 4,251 full-time employees, as compared to 2,974 as of December 31, 1999 and 945 as of December 31, 1998. If we fail to meet the challenges created by this growth, our business and quarterly and annual results of operations could be adversely affected, and the value of your investment could decline. The growth in the number of our employees is likely to continue to strain our management control systems and resources, including decision support, accounting, human resources, management information systems and facilities. We must continue to improve our financial and management controls and our reporting systems and procedures to manage our employees, as well as continue to obtain additional facilities to accommodate our growth. We have committed to significant expenditure on obtaining additional facilities to accommodate the current and future anticipated growth of our organization. To the extent that this future growth does not materialize, we may not fully utilize these additional facilities, resulting in us incurring significant expenditure without any corresponding increase in the revenue and our business and results of operations could be adversely affected.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT WE MAY BE UNABLE TO SERVICE OR REPAY

     In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006. The annual interest payments on our outstanding notes as of September 30, 2000 are $5.2 million and $8.6 million respectively, which we expect to fund from cash flow from operations. We will need to continue to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. For example, the notes could be declared immediately due and payable if we do not make timely payments. While our cash flow has been sufficient to fund interest payments to date, if we cannot meet our debt obligations from the cash generated by our business, we may not be able to develop and sell new products, respond to changing business or economic conditions adequately, make acquisitions or otherwise fund our business.

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

     - resolving channel conflicts that may arise between our original equipment manufacturer and direct sales channels and the retail channels acquired in the NSMG acquisition; and

     - coordinating and streamlining geographically dispersed operations, such as engineering facilities in California, Florida, Minnesota, North Carolina, Maryland, Massachusetts, Washington, Canada, India and the United Kingdom.

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

     - the penetration of the emerging wireless mobile to business market;

     - the rate of adoption of storage area networks;

     - the timing and amount of revenue attributable to our end-user customers whose businesses are substantially dependent on the Internet or the telecommunications markets, whose ability to purchase our products may be adversely affected by their inability to raise additional capital or to meet their business objectives;

     - pricing policies and distribution terms; and

     - the timing and magnitude of acquisitions.

WE DEPEND ON LARGE ORDERS WITH LENGTHY SALES CYCLES FOR A SIGNIFICANT PORTION OF OUR REVENUES

     Our revenues for a quarter could fluctuate significantly based on whether a large order near the end of a quarter is closed or delayed. Customer orders can range in value from a few thousand to several million dollars. In recent quarters, increases in revenue were partially attributable to a greater volume of large end-user transactions. The length of time between initial contact with a potential customer and sale of a product, or our sales cycle, outside the retail channel is typically complex and lengthy, so it can last from three to nine months. These direct sales also represent our largest orders. Therefore, our revenues for a period are likely to be affected by the timing of larger orders, which makes that revenue difficult to predict. The factors that could delay or defer an order, include:

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

     Development agreements for original equipment manufacturers. We have important original equipment manufacturer agreements with Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Unlike some of our other original equipment manufacturer agreements under which we sell off-the-shelf versions of our products, under these agreements we develop unique or "lite" versions of our products to be included in these original equipment manufacturers' systems software and products. We expect to leverage the inclusion of our products in these systems software and products to generate sales of additional products to the customers of the original equipment manufacturers. These relationships require our personnel to develop expertise with respect to the original equipment manufacturers' products and markets and to cooperate closely with their personnel. If we are unable to successfully leverage these relationships to increase product sales, we will have expended significant resources without generating corresponding revenue, which could harm our business.

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

OUR DEVELOPMENT AGREEMENTS WITH MICROSOFT COULD CAUSE US TO LOSE CUSTOMERS

     We have important agreements with Microsoft under which we develop software for its Windows operating system and we have created a Windows business group to focus on growing our Windows 2000 business, by working more closely with the Microsoft field and corporate organization and enhancing our technical and marketing relationships with Microsoft. Microsoft is not obligated under the agreements to include our software in any of its future releases of Windows 2000. If for any reason our software is not included in the future, we will lose our expected opportunity to market additional products to the Windows 2000 or Windows NT installed customer base, as well as suffer negative publicity. In addition, we would lose a part of the investment we have made in developing products for inclusion in Windows 2000 and the resources devoted toward developing a close working relationship with Microsoft will have been wasted.

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

SALES OF A SMALL NUMBER OF PRODUCT LINES MAKE UP A SUBSTANTIAL PORTION OF OUR REVENUE

     For the foreseeable future, we expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change or other factors, our revenue would decrease and our business and quarterly and annual results of operations would be adversely affected. For example, for the nine months ended September 30, 2000 and 1999 we derived approximately $575.3 million, or 84%, and $262.6 million, or 86%, of our license revenue from storage management products, including VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup and VERITAS Backup Exec. Also, our VERITAS NetBackup and VERITAS Backup Exec products perform some overlapping functions. Customers may select one product over the other, resulting in reduced revenue for the product not selected. Therefore, we may not receive the same aggregate level of revenue from these products as we have received in the past.

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

WE DERIVE SIGNIFICANT REVENUES FROM ONLY A FEW CUSTOMERS

     Even though for the nine months ended September 30, 2000 and 1999 no single customer accounted for greater than 10% of our total net revenue, we still derive significant revenue from a small number of customers. If any of these customers were to reduce its purchases from us, our revenue and therefore our business would be harmed unless we were to increase sales to other customers substantially. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

WE FACE UNCERTAINTIES PORTING PRODUCTS TO NEW OPERATING SYSTEMS AND DEVELOPING NEW PRODUCTS

     Some of our products operate primarily on the UNIX computer operating system. We are currently redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. In addition, we recently entered into an agreement with IBM under which we will port our complete set of storage management solutions to AIX/Monterey for IBM POWER and the Intel IA-64 processor-system. We may not be able to accomplish any of this work quickly or cost-effectively. These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, our porting and development work for the Windows NT market has required us to hire additional personnel with Windows NT expertise and to devote engineering resources to these projects. We must obtain from operating system owners a source code license to certain portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we would not be able to expand our product line easily into other areas. For example, we rely on a source code license from Microsoft with respect to our Windows NT development projects. Microsoft is under no obligation to renew the source code license, which is subject to annual renewal.

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

EXPANDING OUR INTERNATIONAL SALES DEPENDS ON ECONOMIC STABILITY IN REGIONS THAT HAVE BEEN UNSTABLE

     An investment in our securities is riskier than an investment in many other companies because we have begun to expand in overseas markets such as Asia, Russia, Middle East and Latin America that have experienced significant economic or political turmoil in recent years. Continued turmoil could adversely affect our plans to increase sales in these regions. Economic recession could also affect our ability to maintain or increase sales in these or other regions in the future. Our concern is that recession in these markets could lead to:

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

OUR FOREIGN-BASED OPERATIONS AND SALES CREATE SPECIAL PROBLEMS THAT COULD HURT OUR RESULTS

     An investment in our securities is riskier than an investment in most businesses because we have significant offshore operations, including development facilities, sales personnel and customer support operations. For example, as of September 30, 2000, we had approximately 284 employees located in Pune, India, performing product development work. These offshore operations are subject to risks, including:

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

     - failure to leverage our relationship with these companies to access new technologies and new markets;

     - inability to value investments appropriately;

     - inability to manage investments effectively; and

     - loss of cash invested.

RISKS RELATED TO THE SEAGATE TECHNOLOGY TRANSACTION

     The following risks relate to the proposed transaction described more fully in the section titled "Recent Development" in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. In that transaction, Seagate Technology, Inc. has agreed to sell all of its property and assets and the property and assets of its consolidated subsidiaries, other than certain designated assets, to Suez Acquisition Company (Cayman) Limited, which we refer to as the leveraged buyout, and to merge a wholly owned subsidiary of VERITAS with and into Seagate Technology, following which Seagate Technology will become our wholly owned subsidiary, which we refer to as the merger.

SEAGATE TECHNOLOGY WILL REMAIN LIABLE TO THIRD PARTIES AFTER THE LEVERAGED BUYOUT AND THE MERGER

     In the leveraged buyout, Seagate Technology will sell all of its operating assets to Suez Acquisition Company, and Suez Acquisition Company will assume and indemnify Seagate Technology and us for substantially all liabilities arising in connection with Seagate Technology's operations assets. However, third parties may nevertheless try to seek recourse against Seagate Technology for these liabilities. Seagate

Technology currently is a large, multinational enterprise that owns or leases facilities and offices in numerous states and foreign countries and employs over 60,000 persons worldwide. As a result, Seagate Technology, which will be our wholly owned subsidiary, could continue to face a wide range of possible liabilities after the leveraged buyout and the merger are completed, both for actions, events or circumstances arising or occurring before the leveraged buyout and the merger as well as after. Some areas of potential liability include:

     - environmental cleanup costs and liabilities for claims made under federal, state or foreign environmental laws;

     - tax liabilities;

     - obligations under federal, state and foreign pension and retirement benefit laws;

     - existing litigation related to the leveraged buyout and the merger described more fully in Part II, Item 1, of this Form 10-Q;

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

THE MERGER CONSIDERATION MAY BE SUBJECT TO RECOVERY UNDER FRAUDULENT CONVEYANCE LAWS

     The leveraged buyout and the merger may be subject to review under state or federal fraudulent transfer laws in the event that, following the leveraged buyout, a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of Suez Acquisition Company or any of its affiliates. Under those laws, a court could attempt to proceed against the consideration paid to Seagate's stockholders in the merger, or direct that amounts deposited with the trustee administering the distributions of Seagate's tax refunds and credits be held for the benefit of creditors. A court might take one or more of these actions if it determined that (1) when the leveraged buyout was completed, Seagate's operating assets were acquired for less then fair consideration or reasonably equivalent value; and (2) at the time of the leveraged buyout, Seagate, Suez Acquisitions Company and their affiliates:

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

INTEREST RATE SENSITIVITY

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and market auction preferred instruments. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2000, approximately 87% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 39% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $459.8 million consists of 5.25% convertible subordinated notes due 2004 of $98.9 million (the "5.25% notes") and 1.856% convertible subordinated notes due 2006 of $360.9 million (the "1.856% notes"). The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of our cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average interest rates as of September 30, 2000 by year of maturity (dollars in thousands):

                                                  2001 AND                   FAIR VALUE
                                       2000      THEREAFTER    2000 TOTAL    2000 TOTAL    1999 TOTAL
                                     --------    ----------    ----------    ----------    ----------
Cash equivalents and short-term
  investments:
  Fixed rate.......................  $559,130     $231,146      $790,276     $  793,744     $584,595
  Average fixed rate...............      6.32%        6.42%         6.46%          6.43%        5.59%
  Variable rate....................  $ 24,040     $      0      $ 24,040     $   24,040     $ 19,400
  Average variable rate............      6.56%        0.00%         6.56%          6.56%        5.50%
Total cash equivalents and
  short-term investments:
  Investments......................  $583,170     $231,146      $814,316     $  817,784     $603,995
  Average rate.....................      6.33%        6.42%         6.46%          6.44%        5.58%
Long-term investments:
  Fixed rate.......................  $ 10,572     $115,394      $125,966     $  126,562     $ 65,036
  Average fixed rate...............      5.83%        6.99%         6.89%          6.86%        5.33%
  Variable rate....................  $      0     $  1,500      $  1,500     $    1,500     $      0
  Average variable rate............      0.00%        6.63%         6.63%          6.63%        0.00%
Total long-term investments........  $ 10,572     $116,893      $127,466     $  128,062     $ 65,036
Long-term debt.....................      5.83%        6.99%         6.89%          6.86%        5.33%
  Fixed rate.......................  $     --     $459,812      $459,812     $3,343,295     $792,290
  Average fixed rate...............        --         6.23%         6.23%          6.23%        6.22%

     In September 2000, we have entered into a three year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, EURO denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar fixed principal and interest payments. As a result of entering into the cross currency interest rate swap, we have eliminated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the cross currency interest rate swap. Because we are receiving fixed interest payments under the cross currency interest rate swap transaction, we are still subject to fluctuations in U.S. dollar interest rates. As of September 30, 2000, the impact of these fluctuations was not significant.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. These statements relate to VERITAS' legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company's results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     The following discussion relates the proposed transaction described more fully in the section titled "Recent Development" in Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. In that transaction, Seagate Technology, Inc. has agreed to sell all of its property and assets and the property and assets of its consolidated subsidiaries, other than certain designated assets, to Suez Acquisition Company (Cayman) Limited, which we refer to as the leveraged buyout, and to merge a wholly owned subsidiary of VERITAS with and into Seagate Technology, following which Seagate Technology will become VERITAS' wholly owned subsidiary, which we refer to as the merger.

     Following the announcement of the transaction on March 29, 2000, Seagate Technology stockholders filed 17 lawsuits in Delaware and five lawsuits in California against Seagate Technology, the individual members of Seagate Technology's board of directors, certain executive officers of Seagate Technology, Silver Lake Partners, LP, and VERITAS. Between April 18, 2000 and October 13, 2000, the Delaware Chancery Court consolidated the 17 lawsuits into a single action captioned In Re Seagate Technology, Inc. Shareholders Litigation and certified the class action, and the plaintiffs filed two amended complaints and a motion for a preliminary injunction to enjoin the closing of the proposed transaction. The plaintiffs' second amended complaint alleges that Seagate Technology's board of directors breached their fiduciary duties to their stockholders by entering into the leveraged buyout and merger agreements and that they did not secure the highest possible price for Seagate Technology's shares, and alleges that VERITAS aided and abetted that alleged breach.

     The plaintiffs seek unspecified damages and an injunction of the closing of the transaction. On October 13, 2000, the parties to the Delaware lawsuit entered into a memorandum of understanding to settle the action. The primary elements of the memorandum of understanding are the following:

     (1) Suez Acquisition Company will increase the cash purchase price in the leveraged buyout by $50 million in cash, from $2.0 billion to $2.050 billion;

     (2) the merger agreement will be amended to (a) replace VERITAS' right to elect to retain either $500 million or $750 million of cash with a right to elect to retain either $250 million or $500 million of cash,
         (b) reduce the maximum amount that may be held back in escrow to cover potential Seagate tax liabilities from $300 million to $150 million, and (c) specify that VERITAS' election to retain cash must be made during the 15 trading days ending two trading days prior to the Seagate Technology special meeting;

     (3) Suez Acquisition Company will pay any attorney's fees that may be awarded to the plaintiff's counsel; and

     (4) prior to the closing of the transaction, Seagate Technology will obtain a fairness opinion from Lehman Brothers regarding the combined consideration to be received by Seagate Technology stockholders in the merger and the leveraged buyout taken together.

     The settlement is conditioned on, among other things, the consummation of the leveraged buyout and the merger, dismissal of the California lawsuits described below and final court approval of the settlement.

     Between March 30, 2000 and October 27, 2000, one of the California complaints was voluntarily dismissed and the others were coordinated, with venue in Santa Clara County. The plaintiffs seek class certification and allege that Seagate Technology's board of directors and certain officers of Seagate Technology breached their fiduciary duties to their stockholders and that they did not secure the highest possible price for Seagate Technology's shares, and allege that VERITAS aided and abetted those alleged breaches. Plaintiffs seek unspecified damages and an injunction of the closing of the leveraged buyout and the merger. The defendants have not yet answered the complaints.

     Although VERITAS expects final court approval and dismissal of these lawsuits to occur within the 120 day period following the completion of the merger, it is possible that settlement and dismissal could take substantially longer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

                                                                 INCORPORATED BY REFERENCE
EXHIBIT                                                          --------------------------    FILED
NUMBER                     EXHIBIT DESCRIPTION                   FORM      DATE     NUMBER    HEREWITH
-------                    -------------------                   -----   ---------  -------   --------
  3.01    Amended and Restated Bylaws of VERITAS.                 S-4    09/28/00    3.04
 10.01    VERITAS 1993 Equity Incentive Plan, as amended.         S-4    09/28/00    10.05
          VERITAS 1993 Employees Stock Purchase Plan, as          S-4    09/28/00    10.06
          amended
 10.03    Second Amendment, Assignment and Assumption and         S-4    09/28/00    10.41
          Restatement of Certain Operative Agreements and Other
          Agreements dated July 28, 2000 among VERITAS
          Operating Corporation ("VOC"), VERITAS Software
          Global Corporation ("VSGC"), the various parties to
          the participation agreement and other operative
          agreements from time to time, First Security Bank,
          National Association, as "Owner Trustee", the various
          banks and other lending institutions which are
          parties to the participation agreement and other
          operative agreements from time to time as "Holders",
          the various banks and other lending institutions
          which are parties to the participation agreement and
          other operative agreements from time to time as
          "Lenders", and Bank of America, N.A., as the "Agent"
          for the secured parties.
 10.04    First Amendment, Assignment and Assumption and          S-4    09/28/00    10.42
          Restatement of Certain Operative Agreements and Other
          Agreements dated July 28, 2000 among VOC, VSGC, the
          various parties to the participation agreement and
          other operative agreements from time to time, First
          Security Bank, National Association, as "Owner
          Trustee", the various banks and other lending
          institutions which are parties to the participation
          agreement and other operative agreements from time to
          time as "Holders", the various banks and other
          lending institutions which are parties to the
          participation agreement and other operative
          agreements from time to time as "Lenders", and Bank
          of America, N.A., as the "Agent" for the secured
          parties.

                                                                 INCORPORATED BY REFERENCE
EXHIBIT                                                          --------------------------    FILED
NUMBER                     EXHIBIT DESCRIPTION                   FORM      DATE     NUMBER    HEREWITH
-------                    -------------------                   -----   ---------  -------   --------
 10.05    Participation Agreement dated July 28, 2000 among the   S-4    09/28/00    10.44
          various parties thereto from time to time, VSGC,
          First Security Bank, National Association, as "Owner
          Trustee", the various banks and other lending
          institutions which are parties thereto from time to
          time as "Holders", the various banks and other
          lending institutions which are parties thereto from
          time to time as "Lenders", ABN AMRO Bank N.V., Credit
          Suisse First Boston and Credit Lyonnais Los Angeles
          Branch.
 10.06    Credit Agreement dated July 28, 2000 among First        S-4    09/28/00    10.45
          Security Bank, National Association as "Owner
          Trustee", the several lenders from time to time, ABN
          AMRO Bank, N.V., Credit Suisse First Boston, and
          Credit Lyonnais Los Angeles Branch.
 10.07    Trust Agreement dated July 28, 2000 between the         S-4    09/28/00    10.46
          several holders from time to time thereto as
          "Holders" and First Security Bank, National
          Association as "Owner Trustee".
 10.08    Security Agreement dated July 28, 2000 between First    S-4    09/28/00    10.47
          Security Bank, National Association as "Owner
          Trustee" and AMN AMRO Bank N.V., and accepted and
          agreed to by VSGC.
 10.09    Master Lease Agreement dated July 28, 2000 between      S-4    09/28/00    10.48
          First Security Bank, National Association as "Owner
          Trustee" and VSGC.
 10.10    Construction Agency Agreement dated July 28, 2000       S-4    09/28/00    10.49
          between First Security Bank, National Association as
          "Owner Trustee" and VSGC.
 10.11    Credit Agreement dated September 1, 2000 among VSGC,                                  X
          the various parties thereto from time to time as
          "Guarantors", ABN AMRO Bank N.V., as "Administrative
          Agent" for "Lenders", Credit Suisse First Boston, as
          "Documentation Agent", and Credit Lyonnais Los
          Angeles Branch, as "Syndication Agent".
 27.01    Financial Data Schedule (EDGAR only).

     (b) REPORTS ON FORM 8-K

DATE OF REPORT   ITEM(S)                           DESCRIPTION
--------------   -------                           -----------
   7/18/00        5, 7     VERITAS announced financial results for its second quarter ended June 30, 2000 and included the press release.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.11     Credit Agreement dated September 1, 2000 among VSGC, the
           various parties thereto from time to time as "Guarantors",
           ABN AMRO Bank N.V., as "Administrative Agent" for "Lenders",
           Credit Suisse First Boston, as "Documentation Agent", and
           Credit Lyonnais Los Angeles Branch, as "Syndication Agent".
 27.01     Financial Data Schedule (EDGAR only).