Form 10-K
period 2000-12-31
VERITAS SOFTWARE CORP /DE/
filed 2001-03-29
CIK 1084408

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26247

                          VERITAS SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0507675
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

             1600 PLYMOUTH STREET
          MOUNTAIN VIEW, CALIFORNIA                                94043
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 527-8000

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2001, 395,793,187 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 28, 2001 was approximately $25.5 billion.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders
          Matters.....................................................   15

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   38
Item 8.   Financial Statements and Supplementary Data.................   41
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   43

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   43
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   43
Item 13.  Certain Relationships and Related Transactions..............   43

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   44
Signatures............................................................   49
Financial Statements..................................................   50
Financial Statement Schedule..........................................   75

     VERITAS, VERITAS Software, the VERITAS logo and other product names are trademarks or registered trademarks of VERITAS Software Corporation in the United States and other countries. Other product names mentioned herein may be trademarks and/or registered trademarks of their respective companies.

PART I

ITEM 1. BUSINESS

     This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and of the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled "Factors That May Affect Future Results" under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the SEC, that attempt to advise you of the risks and factors that may affect our future results.

OVERVIEW

     VERITAS is a leading independent supplier of data availability software products. Data availability software includes storage management and data protection software as well as clustering, replication and storage area networking software. Data availability software has grown significantly in importance during the last few years, and has become a critical component in the success of a business enterprise. A key competitive factor for businesses today is whether their critical data and related applications are available without interruption 24 hours a day, seven days a week. Our products are designed to enable continuous productivity for computing environments ranging from the desktop computer to the large enterprise data center, including storage area networks. VERITAS products assist businesses by helping to make sure that their data is protected, can be accessed at all times, and can be managed and used in compliance with business policies.

     Demand for data availability products and services is fueled by many factors. These factors include the rapid increase in the number of internet users and the number of businesses doing business online, as well as the continuing automation of traditional business processes. The widespread use of business computer applications, coupled with the growth of corporate data, has exceeded the ability of current computing architectures to handle availability, scalability and manageability issues. A new storage-centric architecture, called storage area networking, or SAN, has emerged to handle these issues. A SAN is a high-speed computing network that directly connects storage hardware devices, such as storage arrays, clustered servers, disk drives and tape drives, to client and server computers. The typical SAN infrastructure is capable of handling more data and transactions faster than a traditional network, can grow along with a business' needs, and is more cost-effective than traditional network architectures. We are a leading innovator in developing SAN technology and taking our SAN-capable products to businesses that can benefit from them.

     Our products help to improve the levels of centralization, control, automation and manageability in computing environments, which allows information technology, or IT, managers to be significantly more effective with constrained resources and limited budgets. More specifically, our products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. In addition, our products provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations. Our products are highly scalable in order to allow our customers to keep up with the growth of data and technologies deployed in their businesses. In summary, our products help our customers manage their data storage in complex and diverse computing environments efficiently and cost-effectively.

     We develop products for most popular operating systems, including versions of UNIX, Windows NT and Linux. Our software solutions are used by customers across a broad spectrum of industries, including many leading global corporations and e-commerce businesses. We also provide a full range of services to assist our customers in planning and implementing their data availability solutions.

     We market our products and services to end users either directly or through original equipment manufacturers and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators. Some of our customers include:

    ORIGINAL EQUIPMENT
      MANUFACTURERS         INDIRECT SALES CHANNELS          DIRECT SALES
    ------------------      -----------------------          ------------
Compaq                     Ingram Micro               Amazon.com
Dell                       Tech Data                  American Airlines
EMC Corporation                                       AT&T
Fujitsu-Siemens                                       Bank of America
Hewlett-Packard                                       British Telecom
Hitachi                                               eBay
IBM Corporation                                       E*Trade
Microsoft                                             Ford Motor Company
NEC                                                   GTE
SGI                                                   Lucent
StorageTek                                            Morgan Stanley & Co.
Sun Microsystems                                      Oracle
                                                      Yahoo!

PRODUCTS

     We offer a wide range of leading data availability software products to manage the rapid growth of available data and the growing complexity and size of networked environments that our customers face. Our products allow businesses to improve the management of their data, to protect their data and to increase the availability of their data.

  File and volume management

     We offer products designed to improve the manageability and performance of business critical data. Our principal management and performance products include:

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS Volume Manager....................  VERITAS Volume Manager allows for online disk storage management for business computing environments. It
                                            provides tools to protect against data loss due to
                                            hardware failure, to accelerate system performance by
                                            allowing files to be spread across multiple disks and to
                                            allow IT managers to reconfigure data locations without
                                            interrupting users.
VERITAS File System.......................  VERITAS File System is designed to enable fast system recovery, generally within seconds, from operating
                                            system failure or disruption. It gives mission-critical
                                            servers mainframe-level capabilities by providing
                                            superior performance, data integrity, high availability
                                            and online manageability.
VERITAS Foundation Suite..................  VERITAS Foundation Suite combines VERITAS Volume Manager and VERITAS File System. These two products together are
                                            intended to improve performance, availability and
                                            manageability.

  Data protection

     We offer products designed to back up and restore data. Our leading data protection products include:

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS NetBackup.........................  VERITAS NetBackup is designed to protect data of medium to large businesses. It provides centralized backup
                                            scheduling, user-directed backups and restores, and
                                            automated distribution and installation of client
                                            software over a network. It supports all major
                                            platforms, including UNIX, Windows NT, Novell NetWare
                                            and Linux, and includes support for storage area
                                            networks.
VERITAS NetBackup.........................  VERITAS NetBackup BusinesServer is a backup and recovery
  BusinesServer                             solution designed for small to mid-size UNIX and
                                            high-end Windows NT installations, and for the many IT
                                            operations that run a combination of the two.
VERITAS Backup Exec.......................  VERITAS Backup Exec is designed to provide backup and restore functions for smaller business, including
                                            scheduled automated data backup operations. It supports
                                            Windows NT, Windows 2000 and Windows 95/98, and has an
                                            array of options designed to protect data contained in
                                            applications such as Microsoft Outlook and Novell
                                            NetWare.
VERITAS Global Data Manager...............  VERITAS Global Data Manager centrally manages VERITAS
                                            NetBackup, VERITAS NetBackup BusinesServer and VERITAS
                                            Backup Exec servers at different geographic locations
                                            that are part of a business' intranet or wide area
                                            network. Its intended benefits include increased
                                            flexibility and control, global scalability,
                                            uninterrupted global operations and reduced management
                                            costs.
VERITAS Storage Migrator..................  VERITAS Storage Migrator is designed to increase the availability of critical business data by ensuring that
                                            only frequently used information is kept online. It
                                            migrates infrequently-used data from online devices to
                                            lower cost secondary storage, and recalls migrated data
                                            to primary online storage when it is accessed by users
                                            or applications.
VERITAS Remote Storage for................  VERITAS Remote Storage for Microsoft Exchange is an
  Microsoft Exchange                        e-mail space management application that moves older
                                            e-mail message attachments from Microsoft Exchange onto
                                            a secondary storage device, such as a tape drive, but
                                            still allows users access to their attachments.

  Clustering and replication

     We offer products that improve availability of key applications in complex computing environments. These products include:

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS Cluster Server....................  VERITAS Cluster Server, or VCS, is an availability management solution designed to maximize data and
                                            application availability through proactive management of
                                            planned and unplanned downtime. It is also useful in
                                            storage area networks.

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS ClusterX for......................  VERITAS ClusterX for Microsoft Cluster Service, or MSCS,
  Microsoft Cluster Service                 addresses the management and deployment of multiple
                                            distributed Windows NT clustered computers. It is
                                            designed to provide failover support for applications
                                            such as databases, messaging systems, and file and print
                                            services.
VERITAS ClusterX for WLBS.................  VERITAS ClusterX for WLBS focuses on managing Windows NT
                                            Load Balancing Service servers and is designed to
                                            improve their availability, reliability, scalability and
                                            performance It is designed to enhance both the
                                            availability and scalability of internet server-based
                                            programs such as web servers and streaming media
                                            servers.
VERITAS Global Cluster Manager............  VERITAS Global Cluster Manager is a cluster management product designed to monitor multiple geographically
                                            distributed VCS clustered computers and to manage
                                            failover of an entire cluster from one site to another.
VERITAS File Replicator...................  VERITAS File Replicator is a general purpose data replication tool designed for use in enterprise
                                            environments. It ensures that data written to one server
                                            is reliably replicated to other participating servers,
                                            so that all updates are available for use in active file
                                            systems across all servers.
VERITAS Storage Replicator................  VERITAS Storage Replicator delivers data replication for
                                            Windows NT environments. It can duplicate files or file
                                            systems at multiple locations for complete data
                                            protection or information distribution. It offers
                                            centralized management, high replication performance,
                                            minimal system requirements, both real-time and
                                            schedule-based replication, and selectable bandwidth
                                            usage.
VERITAS Volume Replicator.................  VERITAS Volume Replicator helps businesses ensure that current data is available at multiple global locations.
                                            It is a robust, flexible, multi-purpose data replication
                                            tool designed for enterprise environments.

  Desktop and mobile

     VERITAS has product solutions designed for personal data availability for a wide range of devices in the home, small office and mobile business environments. These products include:

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS Simple Backup.....................  VERITAS Simple Backup provides basic data protection for novice computer users and supports a wide range of
                                            compact disc devices.
VERITAS BackupExec Desktop................  VERITAS BackupExec Desktop is designed for the home office or small business computer user who has knowledge
                                            of data protection and requires a variety of advanced,
                                            versatile features for protection of a single computer.
VERITAS BackupExec Desktop Pro............  VERITAS BackupExec Desktop Pro is designed for the small business and corporate computer user who has advanced
                                            knowledge of data protection and needs a wide range of
                                            features for protection of one or more computers. It
                                            also includes a disaster recovery function designed to
                                            restore an entire system in the event of disaster.

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS NetBackup Pro.....................  VERITAS NetBackup Pro is a backup and disaster recovery tool for portable and desktop computers in remote
                                            offices and telecommuting work locations.
VERITAS MyCD..............................  VERITAS MyCD provides basic music and data storage on compact disc.
VERITAS MyCD Pro..........................  VERITAS MyCD Pro provides high performance compact disc recording for music enthusiasts and professionals.

  Application solutions

     Businesses need integrated solutions to optimize their data availability strategies. Our principal products offering these integrated solutions include:

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS Database Edition for..............  VERITAS Database Edition for Oracle is an integrated
  Oracle                                    suite of several VERITAS products designed to deliver
                                            improved performance, enhanced manageability and
                                            continuous database access to support the complex and
                                            demanding work of database administrators operating
                                            Oracle servers.
VERITAS Database Replication..............  VERITAS Database Replication Option for Oracle maintains
  Option for Oracle                         a replicated database designed to enable easier ongoing
                                            administrative tasks, such as backups, reporting and
                                            data extraction, on large Oracle databases.
VERITAS Database Edition for..............  VERITAS Edition for Sybase is an integrated suite of
  Sybase                                    several VERITAS solutions combined with specialized
                                            software agents designed to increase system performance
                                            and manageability in Sybase database environments.
VERITAS Edition for NFS...................  VERITAS Edition for Network File System, or NFS, is
                                            designed to deliver superior performance and higher
                                            availability for SPARC/Solaris servers in computing
                                            environments that run both UNIX and Windows. It also
                                            meets the demand for improved manageability of these
                                            complex networks, and helps to ensure efficient workflow
                                            for users.
VERITAS Edition for Web...................  VERITAS Edition for Web is designed to optimize the availability, performance and manageability of web
                                            servers, particularly for internet service providers, or
                                            ISPs, and corporate web server administrators.
VERITAS File Server Edition...............  VERITAS File Server Edition is an integrated suite of
                                            VERITAS storage management products designed to improve
                                            the performance, availability, and manageability of
                                            heterogeneous file system environments.

  SAN Products

     VERITAS is a leader in developing storage area networking products designed to reduce the cost and complexity of managing expanding networked storage environments. These products include:

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS SANPoint Control..................  VERITAS SANPoint Control is a centralized management tool to help administer SAN-connected devices.

                 PRODUCT                                          DESCRIPTION
                 -------                                          -----------
VERITAS SANPoint Direct...................  VERITAS SANPoint Direct file access is designed to bring increased performance and scalability to SAN
                                            environments by allowing computing nodes to access data
                                            directly at faster SAN speeds.
VERITAS SANPoint Foundation...............  VERITAS SANPoint Foundation Suite HA is designed to
  Suite HA                                  extend VERITAS File System and VERITAS Volume Manager to
                                            support shared data in a SAN environment. With the
                                            software, multiple servers can access shared storage and
                                            files, transparently to the applications and
                                            concurrently with each other.
VERITAS SANPoint Storage..................  VERITAS SANPoint Storage Appliance is designed to enable
  Appliance                                 a standard computer server to become a high performance
                                            and high availability storage server.

SERVICES

     Our customer service and support organization provides customers with maintenance, technical support, consulting and training services. We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success. Most of our customers have support agreements with us that provide for fixed fee, renewable annual maintenance consisting of technical and emergency support, and minor when-and-if available product upgrades free of charge. Our service group provides the following services:

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

  Consulting

     We believe that most customers need assistance before product selection and not just for the implementation of purchased products. Therefore, we offer strategy and analysis consulting services for planning the management and control of enterprise computing in specific customer environments, including SAN environments. In addition, we offer services to assist customers with product implementation. As part of our broad range of services, we believe we offer particular expertise in analyzing network security threats and security policy integrity.

  Training

     We have a worldwide customer education and training organization. We offer training that enables customers to utilize our products, reduces the need for technical support and provides customers with a means to optimize their personnel investment by allowing their technical staff access to high quality, comprehensive instruction. The focus of this organization is aligned with our strategy to offer end-to-end data availability solutions by providing instruction from highly-experienced training professionals either at the customer's location or at one of our multi-platform classrooms.

MARKETING, SALES AND DISTRIBUTION

     We market our products and related services through original equipment manufacturers and a combination of other distribution channels such as direct sales, resellers, value-added resellers, hardware distributors, application software vendors and systems integrators. Original equipment manufacturers incorporate our products into their operating systems on a bundled basis or license them to third parties as an optional product. In most cases, we receive a user license fee for each copy of our software sublicensed by the original equipment manufacturer to third parties. We provide our software products to customers under non-exclusive license agreements, including shrink-wrap licenses for some products. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our software products to customers. We enter into both object-code only and source-code licenses of our products.

     Our principal original manufacturer relationships are with Hewlett-Packard, IBM, Microsoft and Sun Microsystems.

     - Hewlett-Packard. In November 1997, we entered into an agreement with Hewlett-Packard under which Hewlett-Packard offers some functional components of VERITAS NetBackup, VERITAS Volume Manager and VERITAS File System with the HP-UX operating system. We receive no royalties with respect to the version of the VERITAS File System embedded in the HP-UX operating system. Hewlett-Packard has become our reseller with respect to some of our products, including full feature versions of our products, and we have offered full feature products and value-added products to the HP-UX installed customer base. Hewlett-Packard is not obligated to sell our products under this agreement. In the fourth quarter of 1999, we dedicated personnel to define and build versions of our products that meet the needs specific to the Hewlett-Packard marketplace, and to further focus our sales and marketing efforts on the Hewlett-Packard sales channel. We cannot assure you that this strategy will be successful.

     - IBM. In April 2000, we entered into an agreement with IBM under which we will port and optimize our complete set of data availability solutions, including VERITAS Volume Manager and VERITAS File System, to AIX/Monterey for IBM POWER and Intel IA-64 processor-based systems. This relationship is designed to augment solutions already available from VERITAS for the IBM platform. We have not recognized any significant revenue under this agreement to date, and IBM is not obligated to sell any of our products under this agreement.

     - Microsoft. In August 1996, we entered into an agreement with Microsoft under which we agreed to develop a version of VERITAS Volume Manager, which Microsoft has called Logical Disk Manager, to be ported to and embedded in version 5.0 of Microsoft's Windows NT operating system, which now has been released as Windows 2000. We do not receive royalties with respect to sales of the embedded product by Microsoft. Our products may not become available for use in, and Microsoft is not required to use our products in, future versions of Windows NT. We cannot assure you that we will realize any benefits from the inclusion of this embedded product in Windows 2000 or future versions of Windows NT. In addition, we authored several other customized versions of our products that are packaged with Windows 2000.

     - Sun Microsystems. In January 1997, we entered into an agreement with Sun Microsystems under which we bundle a version of VERITAS Volume Manager with some of Sun Microsystems' storage technologies. The agreement also provided for the license of full versions of some of our products and add-on modules to Sun Microsystems for bundling with some Sun Microsystems products. In August 1998, we amended the agreement and granted Sun Microsystems a license to distribute and sub-license VERITAS NetBackup, VERITAS Storage Migrator and some of the VERITAS Editions. This license is non-exclusive except with respect to certain named resellers for which Sun Microsystems retained exclusive distribution rights. Sun Microsystems is not obligated to sell any of our products under this agreement. In November 1999, we announced that Sun Professional Services would be providing our packaged professional services as well as our custom consulting. This is designed to enable Sun Microsystems' customers and our customers to maximize their system availability through optimal configurations and reliable installations. We cannot assure you that this arrangement will be successful.

  Sales, marketing and support organization

     During 2000, we continued to build our sales, marketing and customer support organization with a focus on delivering our products to resellers, integrators and end users and integrating the sales force of the Network & Storage Management Group business, or NSMG. We have sales subsidiaries and direct sales personnel in North America, South America, Europe and Asia-Pacific. We also have resellers located in North America, South America, Europe, Asia-Pacific and the Middle East.

     We expect to increase the number of our sales, marketing and customer support employees in the future to expand our direct sales efforts to resellers and end users. We may not have the necessary resources to accomplish this. It is also possible that we will not be able to establish and expand these new distribution channels successfully or complete the integration of our sales and marketing efforts successfully. We expect to hire additional sales employees in all regions during 2001. Competition for qualified sales, technical and other personnel is intense, and we may not be able to attract, assimilate or retain additional highly qualified employees in the future. We also may not be able to manage our growth effectively.

  Concentration of customers

     In 2000 and 1999, no customer accounted for more than 10% of our net revenue. Revenue from Sun Microsystems accounted for 12% of our net revenue in 1998.

COMPETITION

     The markets in which we compete are intensely competitive and rapidly changing. Our principal competitors are:

     - internal development groups within our original equipment manufacturer customers that provide data availability functions to support their systems;

     - hardware and software vendors that offer data protection and file and volume management products;

     - hardware and software vendors that offer clustering and replication products; and

     - hardware and software vendors that offer storage area networking management solutions.

     These internal development groups have the resources and capability to develop their own data availability solutions. Some original equipment manufacturer customers are also our competitors, including Compaq Computer, EMC, Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Relationships between us and these competitors are complex. While we may compete with them for a share of the market, they also resell our products. We also may be involved with them in collaborative efforts to address interoperability issues and to set standards for evolving technology.

     The principal markets in which we compete are the markets for data protection, file and volume management, clustering, replication and storage area networking management solutions. Our principal competitors in each of these areas, including the original equipment manufacturer customers listed above, include:

     - Data protection and file and volume management. Computer Associates, EMC, Hewlett-Packard, IBM, Legato, Microsoft and Sun Microsystems.

     - Clustering and replication. Compaq Computer, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, Legato, Microsoft and Sun Microsystems.

     - Storage area networking management. Compaq Computer, Computer Associates, EMC, IBM and network switch vendors.

     The principal competitive factors in our industry include price, product functionality, product integration, platform coverage, ability to scale, worldwide sales infrastructure and global technical support. Although many of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base, we believe we compete favorably on the basis of each of these competitive factors relative to our competitors.

     Our future anticipated growth and success will depend on our ability to develop superior products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we expect to face additional competition from these companies in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect our business and operating results.

RESEARCH AND DEVELOPMENT

     Our research and development efforts have been directed toward developing new products for UNIX and Windows NT, developing new features and functionality for existing products, integrating products in the existing product line and porting new and existing products to different operating systems.

     Our major research and development initiatives include:

     - Additional integration of the full family of data availability products, including further integration of VERITAS Volume Manager, VERITAS File System and VERITAS NetBackup;

     - Development of additional Linux versions of our products;

     - Development of additional clustering products; and

     - Development of additional storage area network products.

     Each of these initiatives involves technical and competitive challenges, which we may not be able to overcome successfully.

  Development work under original equipment manufacturer agreements

     We devote a substantial amount of development effort to making sure that our products work on our original equipment manufacturer customer's platforms. This is technically challenging, and we may not succeed in our effort.

     We have contractual development obligations with some of our original equipment manufacturer customers. Our agreement with Microsoft requires us to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft is providing funding for a significant portion of the development expenses for this product payable in quarterly increments. In order to perform under the agreement, we have hired additional personnel with expertise in the Windows NT operating system environment and are devoting capital investment and resources to complete this project successfully. In addition, our agreements with Sun Microsystems and Hewlett-Packard require us to commit staffing to our projects with them. We may not have the resources necessary to perform our obligations under these agreements.

  Size and location of research and development group

     As of December 31, 2000, our research and development staff consisted of 1,330 employees located mainly at our Mountain View, California headquarters and in Pune, India.

  Research and development expenditures

     We had research and development expenses of $175.9 million in 2000, $94.5 million in 1999 and $40.2 million in 1998. These amounts exclude $104.2 million in 1999 and $0.6 million in 1998 for in-process research and development charges in connection with acquisitions. We believe that technical leadership is essential to our success and expect to continue to commit substantial resources to research and development.

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

PROPRIETARY RIGHTS

  Measures we take to protect our intellectual property

     We regard some of the features of our internal operations, software and documentation as proprietary and rely on copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual and other measures to protect our proprietary information.

     As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. These licenses are generally non-transferable and have a perpetual term.

  Trademarks

     VERITAS is a registered trademark in the United States. VERITAS Software and the VERITAS logo are trademarks or registered trademarks in the United States and other countries. Our other trademarks include:

- VERITAS BackupExec                                   - VERITAS MyCD Pro
- VERITAS BackupExec Desktop                           - VERITAS NetBackup
- VERITAS BackupExec Desktop Pro                       - VERITAS NetBackup BusinesServer
- VERITAS Cluster Server                               - VERITAS NetBackup Pro
- VERITAS ClusterX                                     - VERITAS Remote Storage
- VERITAS Database Edition                             - VERITAS SANPoint Control
- VERITAS Database Replication Option                  - VERITAS SANPoint Direct
- VERITAS Edition                                      - VERITAS SANPoint Foundation Suite HA
- VERITAS File Replicator                              - VERITAS SANPoint Storage Appliance
- VERITAS File Server Edition                          - VERITAS Simple Backup
- VERITAS File System                                  - VERITAS Storage Migrator
- VERITAS Foundation Suite                             - VERITAS Storage Replicator
- VERITAS Global Cluster Manager                       - VERITAS Volume Manager
- VERITAS Global Data Manager                          - VERITAS Volume Replicator
- VERITAS MyCD

  Patents and patent applications

     We have 22 United States issued patents and 8 pending patent applications, including patents and rights to patent applications acquired from the NSMG business, TeleBackup Systems, Inc. and NuView, Inc. Any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

EMPLOYEES

     As of December 31, 2000, we had 4,784 full-time employees, including 1,330 in research and development, 2,840 in sales, marketing, consulting, customer support and strategic initiatives and 614 in finance and administrative services. We expect to hire a significant number of new employees in 2001, particularly in research and development and in sales, marketing, consulting and customer support. We have not entered into any collective bargaining agreement with our employees, and believe that our relations with our employees are good. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

EXECUTIVE OFFICERS

     The names of our executive officers, their ages as of December 31, 2000, their positions and other information about them are shown below. The dates given for time of service with VERITAS include time, where applicable, served by each individual with one of our principal predecessor companies.

                NAME                   AGE                          POSITIONS
                ----                   ---                          ---------
Gary L. Bloom........................  40     President and Chief Executive Officer
Mark Leslie..........................  55     Chairman of the Board
Geoffrey W. Squire...................  53     Executive Vice President and Vice-Chairman of the
                                              Board
Fred van den Bosch...................  53     Executive Vice President, Engineering
Peter J. Levine......................  40     Executive Vice President, Strategic Operations
Paul A. Sallaberry...................  44     Executive Vice President, Worldwide Field Operations
Kenneth E. Lonchar...................  42     Senior Vice President, Finance and Chief Financial
                                              Officer
Michael Wentz........................  48     Senior Vice President, Tech Support
Jay A. Jones.........................  46     Senior Vice President, Chief Administrative Officer
                                              and Secretary

     Mr. Bloom has served as our President and Chief Executive Officer since November 2000. Mr. Bloom joined us after a 14-year career with Oracle Corporation, where he served as Executive Vice President responsible for server development, platform technologies, marketing, education, customer support and corporate development from May 1999 to November 2000, as Executive Vice President of the systems product division from March 1998 to May 1999, as Senior Vice President of the system products division from November 1997 to March 1998, as Senior Vice President of the worldwide alliances and technologies division from May 1997 to October 1997, as Senior Vice President of the product and platform technologies division from May 1996 to May 1997, and as Vice President of the mainframe and integration technology division and Vice President of the massively parallel computing division from 1992 to May 1996. Before joining Oracle Corporation in 1986, Mr. Bloom held technical positions in the mainframe area at both IBM Corporation and Chevron Corporation. Mr. Bloom serves on the board of directors of Virata Corporation, a supplier of communications software and semiconductors.

     Mr. Leslie has served as our Chairman of the Board since 1990 and served as our Chief Executive Officer from 1990 to November 2000. Mr. Leslie serves on the boards of directors of Brocade Communications Systems, Inc., a supplier of storage area network software, and Keynote Systems, Inc., a supplier of Internet performance measurement and diagnostic services.

     Mr. Squire has served as our Executive Vice President and Vice Chairman of the Board since April 1997, when we merged with OpenVision Technologies, Inc. Mr. Squire became a director of OpenVision in 1994 and was appointed Chief Executive Officer of OpenVision in 1995, after serving as its President and Chief Operating Officer from 1994 to 1995. Mr. Squire was President of the U.K. Computing Services and Software Association in 1994 and, in 1995, was elected as the founding President of the European Information Services Association. Mr. Squire also serves on the board of directors of Industri-Mathematik International Corp., a provider of supply chain and customer service software.

     Mr. van den Bosch has served as our Executive Vice President, Engineering since July 1997. Mr. van den Bosch served as our Senior Vice President, Engineering from 1991 to July 1997 and was appointed as a director in 1996. From 1970 until 1990, he served in various positions with Philips Information Systems, including Director of Technology.

     Mr. Levine has served as our Executive Vice President, Strategic Operations since December 1999, after serving as our Senior Vice President, Strategic Operations from January 1999 to December 1999 and Senior Vice President, OEM Sales from December 1997 to December 1998. Mr. Levine served as a senior executive of VERITAS from 1995 to December 1997.

     Mr. Sallaberry has served as our Executive Vice President, Worldwide Field Operations since December 1999 after serving as our Senior Vice President, Worldwide Sales from July 1999 to December 1999, and Vice

President, Worldwide Sales from April 1997 to July 1999. Mr. Sallaberry was OpenVision's Senior Vice President of North American Operations from 1995 until the merger with VERITAS in April 1997.

     Mr. Lonchar has served as our Chief Financial Officer since April 1997 and as our Senior Vice President, Finance since January 1999. Mr. Lonchar served as our Vice President, Finance from April 1997 until January 1999. Mr. Lonchar was Chief Financial Officer and Senior Vice President of OpenVision from 1995 until the merger with VERITAS in April 1997. Mr. Lonchar is a certified public accountant. Mr. Lonchar also serves on the board of directors of Geoworks Corporation, a provider of mobile e-commerce and information services and software.

     Mr. Wentz has served as our Senior Vice President, Tech Support since March 2000 and as our Vice President, Technical Services from May 1999 to March 2000. Mr. Wentz was Vice President, Technical Support of the Network & Storage Management Group of Seagate Software, Inc. from 1996 to until its acquisition by VERITAS in May 1999, and was Vice President of Technical Support Services of Arcada Software, Inc. from 1994 until its acquisition by Seagate Software in 1996.

     Mr. Jones has served as our Senior Vice President, Chief Administrative Officer and Secretary since January 1999. Mr. Jones served as our Vice President, General Counsel and Secretary from April 1997 to January 1999. Mr. Jones joined OpenVision as General Counsel in 1993 and was appointed Vice President, General Counsel and Secretary in 1994 and served in those capacities until the merger with VERITAS in April 1997. Mr. Jones is a member of the California Bar Association.

ITEM 2. PROPERTIES

     Our executive offices are located in Mountain View, California. Our principal facilities are located in Mountain View, California and Heathrow, Florida. All of our facilities are suitable for general office purposes. Large portions of our facilities are occupied under leases that expire at various times through 2012. The table below shows the approximate square footage of the premises that we lease as of December 31, 2000, excluding approximately 34 executive suites in the Americas, 12 in Europe and two in Asia.

                                                              APPROXIMATE
                                                                SQUARE
                          LOCATION                              FOOTAGE
                          --------                            -----------
Americas
  California................................................     482,511
  Colorado..................................................      27,256
  Connecticut...............................................       3,585
  Florida...................................................     228,694
  Georgia...................................................      16,270
  Illinois..................................................      24,710
  Maryland..................................................       4,685
  Massachusetts.............................................      37,769
  Michigan..................................................      16,613
  Minnesota.................................................      73,274
  New Jersey................................................      17,473
  New York..................................................      16,801
  North Carolina............................................      16,570
  Oregon....................................................      10,425
  Pennsylvania..............................................       6,410
  Texas.....................................................      28,557
  Virginia..................................................      20,539

                                                              APPROXIMATE
                                                                SQUARE
                          LOCATION                              FOOTAGE
                          --------                            -----------
  Washington................................................      35,364
  Canada....................................................      16,337
  Argentina.................................................       3,013
  Brazil....................................................       2,152
                                                               ---------
          Total Americas....................................   1,089,008
                                                               ---------
Europe
  France....................................................      29,795
  Germany...................................................      44,339
  Holland...................................................      10,764
  Ireland...................................................      10,342
  Norway....................................................       3,003
  Scotland..................................................         700
  Spain.....................................................       5,490
  Sweden....................................................       8,310
  United Kingdom............................................      70,682
                                                               ---------
          Total Europe......................................     183,425
                                                               ---------
Asia
  Australia.................................................      42,375
  China.....................................................      11,694
  Hong Kong.................................................       2,580
  India.....................................................      33,229
  Japan.....................................................       3,462
  Korea.....................................................       1,800
  Malaysia..................................................      10,281
  Singapore.................................................       6,139
                                                               ---------
          Total Asia........................................     111,560
                                                               ---------
          Total.............................................   1,383,993
                                                               =========

     Illinois facilities exclude approximately 17,135 square feet and Washington facilities exclude 2,925 square feet of space that we sublease to third parties. Facilities in Australia exclude approximately 1,949 square feet of space we sublease to third parties. Facilities in the United Kingdom exclude approximately 20,508 square feet of space that we sublease to third parties.

     In 1999, we amended and revised our operating lease arrangement for a new 425,000 square foot campus facility in Mountain View, California. We expect to occupy this facility beginning in the second quarter of 2001. In 1999, we also entered into an operating lease arrangement for our existing facilities in Roseville, Minnesota. We expect to improve and expand our existing facilities of approximately 62,000 square feet and to develop adjacent property adding approximately 260,000 square feet to the campus. We expect the first phase of approximately 142,000 square feet to be completed in the second quarter of 2001. In 2000, we entered into an operating lease arrangement for a new 999,990 square foot facility in Milpitas, California. We expect to occupy this facility in phases commencing in the second quarter of 2002 through the second quarter of 2003. Additionally, there is approximately 150,000 square feet of space currently under construction in Reading, UK. We believe our existing and planned facilities will be suitable for our needs.

ITEM 3. LEGAL PROCEEDINGS

     The following discussion contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. These statements relate to VERITAS' legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, we may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our operating results. Accordingly, actual results could differ materially from those projected in the forward-looking statements. The following discussion relates to the multi-party transaction involving primarily us, VERITAS Software Technology Corporation, formerly known as Seagate Technology, Inc. ("Seagate") and Suez Acquisition Company (Cayman) Limited ("SAC"), a company formed by a group of private equity firms led by Silver Lake Partners, that is described more fully under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In that transaction, Seagate sold all of its property and assets and the property and assets of its consolidated subsidiaries, other than certain designated assets, to Suez Acquisition Company (Cayman) Limited, which we refer to as the leveraged buyout, and merged a wholly owned subsidiary of VERITAS with and into Seagate, following which Seagate became VERITAS' wholly owned subsidiary, which we refer to as the merger.

     Following the announcement of the transaction on March 29, 2000, Seagate stockholders filed 17 lawsuits in Delaware and five lawsuits in California against Seagate, the individual members of Seagate's board of directors, certain executive officers of Seagate, Silver Lake Partners, LP, and VERITAS. Between April 18, 2000 and October 13, 2000, the Delaware Chancery Court consolidated the 17 lawsuits into a single action captioned In Re Seagate Technology, Inc. Shareholders Litigation and certified the class action, and the plaintiffs filed two amended complaints and a motion for a preliminary injunction to enjoin the closing of the proposed transaction. The plaintiffs' second amended complaint alleged that Seagate's board of directors breached their fiduciary duties to their stockholders by entering into the leveraged buyout and merger agreements and that they did not secure the highest possible price for Seagate's shares, and alleged that VERITAS aided and abetted that alleged breach. The plaintiffs sought unspecified damages and an injunction of the closing of the transaction. On September 28, 2000, the five California complaints were coordinated, with venue in Santa Clara County. All five of the California complaints have been voluntarily dismissed.

     On October 13, 2000, the parties to the Delaware lawsuit entered into a Memorandum of Understanding to settle the action. On January 28, 2001, the parties filed a Stipulation of Settlement in the Court of Chancery of the State of Delaware in and for New Castle County outlining the terms of the settlement pursuant to the Memorandum of Understanding. A hearing is scheduled on April 9, 2001 to determine whether the proposed settlement is fair and reasonable and should be approved by the Court, and whether plaintiffs' counsels' award for fees and expenses should be paid pursuant to the terms set out in the Stipulation. The settlement is conditioned on, among other things, the consummation of the leveraged buyout and the merger and final court approval of the settlement.

     Although VERITAS expects final court approval of the Delaware settlement to occur during the first half of 2001, it is possible that final approval of the settlement will be denied or delayed. While the outcome of these matters is currently not determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders held by VERITAS on November 21, 2000, our stockholders approved the issuance by VERITAS of new shares of our common stock to stockholders of Seagate Technology, Inc. in connection with a merger between Seagate Technology, Inc. and a subsidiary of ours. The issuance was approved by the following vote:

    FOR        AGAINST     ABSTAIN
-----------   ---------   ---------
324,236,711   1,159,377   1,558,381

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is listed on the Nasdaq National Market under the symbol "VRTS." The table below shows the range of high and low reported sale prices on the Nasdaq National Market for our common stock, including our predecessor corporation, for the periods indicated.

                                                             HIGH       LOW
                                                            -------    ------
1999
  First Quarter...........................................  $ 19.89    $12.89
  Second Quarter..........................................    22.17     13.56
  Third Quarter...........................................    36.22     20.64
  Fourth Quarter..........................................    98.58     32.39
2000
  First Quarter...........................................  $174.00    $72.42
  Second Quarter..........................................   140.50     75.31
  Third Quarter...........................................   149.81     87.50
  Fourth Quarter..........................................   166.88     79.25

     As of February 28, 2001, there were approximately 3,800 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 266,000.

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

                                                          YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                            2000          1999        1998       1997       1996
                                         -----------   ----------   --------   --------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Total net revenue......................  $ 1,207,328   $  596,112   $210,865   $121,125   $  72,746
Amortization of developed technology...       62,054       35,659         --         --          --
Amortization of goodwill and other
  intangibles..........................      879,032      510,943         --         --          --
Acquisition and restructuring costs
  (reversals)..........................       (4,260)      11,000         --      8,490          --
In-process research and development....           --      104,200        600         --       2,200
Income (loss) from operations..........     (553,880)    (475,237)    53,668     20,076      11,858
Net income (loss)......................     (619,792)    (502,958)    51,648     22,749      12,129
Net income (loss) per share -- basic...  $     (1.55)  $    (1.59)  $   0.24   $   0.11   $    0.06
Net income (loss) per
  share -- diluted.....................  $     (1.55)  $    (1.59)  $   0.22   $   0.10   $    0.06
Number of shares used in computing per
  share amounts -- basic...............      400,034      316,892    211,558    205,300     193,617
Number of shares used in computing per
  share amounts -- diluted.............      400,034      316,892    232,519    222,716     209,228

                                                                DECEMBER 31,
                                         ----------------------------------------------------------
                                            2000          1999        1998       1997       1996
                                         -----------   ----------   --------   --------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Working capital........................  $   924,677   $  630,440   $198,069   $187,667   $  66,408
Total assets...........................    4,082,834    4,233,277    349,117    241,880      94,524
Long-term obligations..................      429,176      451,044    100,000    100,000         463
Accumulated deficit....................   (1,152,166)    (532,374)   (29,416)   (81,064)   (103,813)
Stockholders' equity...................    2,982,571    3,393,061    169,854    104,193      74,955

     In 1999, we acquired the NSMG business, TeleBackup and NuView. Because we accounted for these acquisitions using the purchase method of accounting, we recorded developed technology, goodwill and other intangible assets of approximately $3,754.9 million in total. These assets are being amortized over their estimated useful life of four years, and result in charges to operations of approximately $234.8 million per quarter. We recorded one-time non-cash charges of $104.2 million in our statements of operations in 1999, related to the write-off of in-process research and development. We also recorded a one-time restructuring charge in 1999 of $11.0 million related primarily to costs for our duplicative facilities that we planned to vacate, of which $4.3 million was reversed in 2000 as a result of lower actual exit costs than originally estimated with respect to our duplicative facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report on Form 10-K contains forward-looking statements that involve numerous risks and uncertainties. These forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. The actual results that we achieve may differ materially from those anticipated by any forward-looking statement due to risks and uncertainties including those described below under "Factors That May Affect Future Results."

OVERVIEW

     VERITAS is a leading independent supplier of data availability software products. Data availability software includes storage management and data protection software as well as clustering, replication and storage area networking software.

     We develop products for most popular operating systems, including versions of UNIX, Windows NT and Linux. We market our products and services to original equipment manufacturers and end user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

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

     Our services revenue consists of fees derived mainly from annual maintenance agreements, as well as fees from consulting and training services. Original equipment manufacturer maintenance agreements covering our products provide for technical and emergency support and minor unspecified product upgrades for a fixed annual fee. Maintenance agreements covering products that are licensed through channels other than original equipment manufacturers provide for technical support and unspecified product upgrades for an annual fee based on the number of user licenses purchased and the level of service subscribed.

INTERNATIONAL SALES AND OPERATIONS

     Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 24% of our total revenue in 2000, 24% of our total revenue in 1999 and 26% of our total revenue in 1998. Our international revenue increased 103% to $294.4 million in 2000 from $144.9 million in 1999, and 167% in 1999 from $54.2 million in 1998.

     We believe that our success depends upon continued expansion of our international operations. We currently have sales and service offices and resellers located in North America, Europe, Asia-Pacific, South America and the Middle East, and a development center in India. International expansion will require us to establish additional foreign offices, hire more personnel and recruit new international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that we are unable to meet these additional requirements, growth in international sales will be limited, which would have an adverse effect on our business, operating results and financial condition. International operations also subject us to a number of risks inherent in developing and selling products outside the United States, including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability.

SEAGATE TECHNOLOGY TRANSACTION

     On November 22, 2000, we completed a multi-party transaction with Seagate Technology, Inc. ("Seagate") and Suez Acquisition Company (Cayman) Limited ("SAC"), a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of ours merged with and into Seagate, following which Seagate became our wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation. We issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of our common stock and equity securities in Gadzoox Networks, Inc. held by Seagate. We recorded the equity securities in Gadzoox and other assets and liabilities assumed from Seagate at their fair values. In addition, we accrued $40 million of direct transaction costs, of which $9 million was paid as of December 31, 2000. We did not acquire Seagate's disc drive business or any other Seagate operating business.

     The transaction had no impact on our consolidated statement of operations. The impact of the decrease of approximately 18.7 million of shares our common stock outstanding was a reduction of approximately 2.0 million shares used in computing net loss per share for the year ended December 31, 2000, resulting in an incremental net loss per share of $0.01.

     The transaction had impacts on our consolidated balance sheet. As of December 31, 2000, our other assets included $70 million of indemnification receivable from SAC and $4 million for our ownership in Gadzoox Networks, Inc, our accrued acquisition and restructuring costs included $31 million of direct transaction costs, which was net of $9 million paid in 2000, and our deferred and other income taxes included an additional $132 million, which is net of a deferred tax asset of $3 million related to our ownership in Gadzoox Networks, Inc.

BUSINESS COMBINATIONS

     On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. On June 1, 1999 we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView.

  NSMG acquisition

     The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. In connection with the NSMG acquisition, we issued 155,583,486 shares of our common stock to Seagate Software and issued options to purchase 15,626,358 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and we are incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of

$22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For 2000, we recorded $827.6 million for the amortization of goodwill and other intangibles, and $58.4 million for the amortization of developed technology related to this acquisition and for 1999, we recorded $482.5 million for the amortization of goodwill and other intangibles, and $34.1 for the amortization of developed technology related to this acquisition.

     Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million.

     Acquisition-related costs are summarized below (in millions):

                                                       OPERATING LEASE
                                          DIRECT         COMMITMENTS      INVOLUNTARY
                                        TRANSACTION    ON DUPLICATIVE     TERMINATION
                                           COSTS         FACILITIES        BENEFITS      TOTAL
                                        -----------    ---------------    -----------    ------
Provision accrued at acquisition
  date................................    $ 20.0            $ 8.2           $ 15.2       $ 43.4
Cash payments.........................     (17.4)            (0.3)            (1.8)       (19.5)
Non-cash charges......................        --               --            (11.7)       (11.7)
                                          ------            -----           ------       ------
Balance at December 31, 1999..........       2.6              7.9              1.7         12.2
Cash payments.........................      (1.9)            (1.9)            (0.9)        (4.7)
                                          ------            -----           ------       ------
Balance at December 31, 2000..........    $  0.7            $ 6.0           $  0.8       $  7.5
                                          ======            =====           ======       ======

     The remaining acquisition-related costs accrual of $7.5 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

     In addition, we recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that we planned to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits relate to the salary and fringe benefit expense for terminated employees in research and development. The involuntarily terminated employees represented 2% of the global workforce. In the fourth quarter of 2000, as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, we reversed $4.3 million of the restructuring charge.

     Restructuring costs are summarized below (in millions):

                                                                           WRITE OFF OF
                                                                             REDUNDANT
                                        CANCELLATION        INVOLUNTARY      EQUIPMENT
                                    OF FACILITIES LEASES    TERMINATION    AND LEASEHOLD
                                    AND OTHER CONTRACTS      BENEFITS      IMPROVEMENTS     TOTAL
                                    --------------------    -----------    -------------    ------
Provision accrued at acquisition
  date............................         $ 8.8               $ 1.3           $ 0.9        $ 11.0
Cash payments.....................            --                (0.9)             --          (0.9)
Non-cash charges..................            --                  --            (0.9)         (0.9)
                                           -----               -----           -----        ------
Balance at December 31, 1999......           8.8                 0.4              --           9.2
Cash payments.....................          (0.2)                 --              --          (0.2)
Reversal..........................          (3.9)               (0.4)             --          (4.3)
                                           -----               -----           -----        ------
Balance at December 31, 2000......         $ 4.7               $  --           $  --        $  4.7
                                           =====               =====           =====        ======

     The remaining restructuring charge accrual of $4.7 million is anticipated to be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

  TeleBackup acquisition

     TeleBackup designed, developed and marketed software products for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became our wholly-owned subsidiary in exchange for the issuance of 6,842,795 shares of either our common stock or exchangeable shares exchangeable into our common stock to the holders of TeleBackup common shares, and the exchange of options to purchase 154,706 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we are incurring charges of $9.0 million per quarter, primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total purchase price for TeleBackup was $143.1 million and included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For 2000, we recorded $34.5 million for amortization of goodwill and other intangibles, and $1.7 million for the amortization of developed technology related to this acquisition and for 1999, we recorded $20.1 million for amortization of goodwill and other intangibles, and $1.0 for the amortization of developed technology related to this acquisition.

     The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits.

     Acquisition-related costs are summarized below (in millions):

                                                          DIRECT       INVOLUNTARY
                                                        TRANSACTION    TERMINATION
                                                           COSTS        BENEFITS      TOTAL
                                                        -----------    -----------    -----
Provision accrued at acquisition date.................     $ 5.6            0.6       $ 6.2
Cash payments.........................................      (5.1)          (0.2)       (5.3)
                                                           -----          -----       -----
Balance at December 31, 1999..........................       0.5            0.4         0.9
Cash payments.........................................      (0.2)          (0.4)       (0.6)
                                                           -----          -----       -----
Balance at December 31, 2000..........................     $ 0.3          $  --       $ 0.3
                                                           =====          =====       =====

     The remaining $0.3 million is anticipated to be utilized in 2001.

  NuView acquisition

     Under an asset purchase agreement, we acquired certain assets of NuView for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we are incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million paid in cash. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For 2000, we recorded $16.5 million for amortization of goodwill and other intangibles, and $0.6 million for the amortization of developed technology related to this acquisition and for 1999, we recorded $8.1 million for amortization of goodwill and other intangibles, and $0.3 million for the amortization of developed technology related to this acquisition.

     For the years ended December 31, 1999 and 2000, we incurred net losses due to the amortization of developed technology, goodwill and other intangibles related to the acquisitions of the NSMG business,

TeleBackup and NuView. Because of these acquisitions, we will incur total charges of $234.8 million per quarter until the second quarter of 2003 related to the amortization of developed technology, goodwill and other intangibles. Because of these significant quarterly charges it is likely that we will remain unprofitable at least through the second quarter of 2003.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our statements of operations expressed as a percentage of total revenue.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Net revenue:
  User license fees.........................................   82%     84%     80%
  Services..................................................   18      16      20
                                                              ---     ---     ---
          Total net revenue.................................  100     100     100
Cost of revenue:
  User license fees.........................................    4       4       4
  Services..................................................    7       6      10
  Amortization of developed technology......................    5       6      --
                                                              ---     ---     ---
          Total cost of revenue.............................   16      16      14
                                                              ---     ---     ---
Gross profit................................................   84      84      86
Operating expenses:
  Selling and marketing.....................................   37      37      36
  Research and development..................................   15      16      19
  General and administrative................................    6       6       5
  Amortization of goodwill and other intangibles............   73      86      --
  Acquisition and restructuring costs.......................   (1)      2      --
  In-process research and development.......................   --      17      --
                                                              ---     ---     ---
          Total operating expenses..........................  130     164      60
                                                              ---     ---     ---
Income from operations......................................  (46)    (80)     26
Interest and other income, net..............................    5       4       6
Interest expense............................................   (2)     (2)     (3)
                                                              ---     ---     ---
Income before income taxes..................................  (43)    (78)     29
Provision for income taxes..................................    8       6       4
                                                              ---     ---     ---
Net income..................................................  (51)%   (84)%    25%
                                                              ===     ===     ===

  Net Revenue

     Net revenue increased 103% to $1,207.3 million in 2000 from $596.1 million in 1999, when it increased 183% from $210.9 million in 1998. While we believe that the percentage increases in net revenue achieved in these periods are not necessarily indicative of future results, we expect net revenue to continue to grow in 2001. Our revenue comprises user license fees and service revenue.

     User License Fees. User license fees increased 98% to $987.4 million in 2000 from $498.0 million in 1999, when it increased 197% from $167.7 million in 1998. The increases in 2000 and 1999 were primarily the result of the continued growth in market acceptance of our software products, introduction of new products, a greater volume of large end-user transactions, and increased revenue from original equipment manufacturers. In particular, our license fees from our data protection, file and volume management and application solutions products increased 91% to $848.4 million in 2000 from $443.6 million in 1999, when it increased 194% from $150.7 million in 1998. The user license fees from our data protection, file and volume management and application solutions products accounted for 86% of user license fees in 2000, 89% in 1999 and 90% in 1998.

Our user license fees from our newer clustering and replication products increased 155% to $139.0 million in 2000 from $54.4 million in 1999, when it increased 220% from $17.0 in million in 1998. In 2000 and 1999, we also recorded a greater volume of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees increased 284% to $216.3 million in 2000 from $56.4 million in 1999, when it increased 165% from $21.3 million in 1998. Our user license fees from original equipment manufacturers increased 76% to $169.1 million in 2000 from $95.9 million in 1999, when it increased 11% from $86.3 million in 1998. The user license fees from original equipment manufacturers accounted for 17% of user license fees in 2000, 19% in 1999 and 51% in 1998. The increases in user license fees in 2000 and 1999 were also the result of the acquisition of NSMG in May 1999.

     Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. Service revenue increased 124% to $220.0 million in 2000, from $98.1 million in 1999, when it increased 127% from $43.2 million in 1998. These increases were primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services. The increase in 2000 was also attributable to the acquisition of NSMG. Service revenue represented 18% of total revenue in 2000 and is expected to continue to grow as a percentage of total revenue.

  Cost of Revenue

     Cost of revenue increased 100% to $188.8 million in 2000 from $94.6 million in 1999, when it increased 221% from $29.5 million in 1998. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue varies depending upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate in the future, reflecting this mix and the timing differences between increasing our organizational investments and the recognition of revenue that we expect as a result of these investments.

     Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of revenue is the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions in 1999. Cost of user license fees increased 82% to $102.8 million in 2000 from $56.4 million in 1999, and increased 541% in 1999 from $8.8 million in 1998. The increases in 2000 and 1999 were primarily the result of the amortization of developed technology. Gross margin on user license fees was 90% in 2000, 89% in 1999 and 95% in 1998. The increase in gross margin on user license fees in 2000 was due to a combination of an increase in user license fees and the stability of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 96% in both 2000 and 1999. The gross margin on user license fees may vary from period to period based on the license revenue mix, because some products carry higher royalty rates than others. We do not expect gross margin on user license fees to increase significantly in the future.

     Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 125% to $86.0 million in 2000 from $38.2 million in 1999, and increased 85% in 1999 from $20.7 million in 1998. Gross margin on service revenue was 61% in 2000, 61% in 1999, and 52% in 1998. The gross margin improvement in 1999 was the result of increased productivity and higher service revenue growth due to support fees from a larger installed customer base and we maintained the same percentage of gross margin in 2000. We expect the costs of service revenue to continue to increase in absolute dollars in future periods and we expect the gross margin on service revenue to increase slightly as a percentage.

     Amortization of Developed Technology. Amortization of developed technology was $62.1 million in 2000 and $35.7 million in 1999. These amounts mainly represent the amortization of the developed technology recorded upon the acquisition of NSMG, TeleBackup and NuView in 1999. The useful life of the developed technology acquired is four years and we expect the amortization to be approximately $15.6 million per quarter.

  Operating Expenses

     The NSMG and TeleBackup acquisitions that occurred during 1999 have contributed to increases in all operating expense categories. Although the increases relating to the acquisitions are most notable from 1998 to 1999, the impact of acquisitions is still evident in 2000 since this was the first full year that both NSMG and TeleBackup were reflected in our results. However, due to the integration that has taken place to date, it is not possible to quantify the portion of the increase that is related directly to these acquisitions.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 100% to $443.8 million in 2000 from $222.0 million in 1999, and increased 191% in 1999 from $76.4 million in 1998. As a percentage of net revenue, selling and marketing expenses remained consistent at 37% in 2000 and 1999, only up slightly from 36% in 1998. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing and, to a lesser extent, increased costs associated with new marketing programs. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, we expect our selling and marketing expenses to increase in absolute dollars but not to change significantly as a percentage of total revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 86% to $175.9 million in 2000 from $94.5 million in 1999, and increased 135% in 1998 from $40.2 million in 1998. The increases were due primarily to increased staffing levels associated with new hires and our acquisitions and expansion of development efforts for new technology. As a percentage of net revenue, research and development expenses were 15% in 2000, 16% in 1999 and 19% in 1998. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses will continue to increase in absolute dollars in future periods and may increase slightly as a percentage of net revenue. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 128% to $77.9 million in 2000 from $34.2 million in 1999, and increased 225% in 1999 from $10.5 million in 1998. As a percentage of net revenue, general and administrative expenses were 6% in 2000, 6% in 1999 and 5% in 1998. The increases in absolute dollars in 2000 and 1999 were due to additional personnel costs, including additional personnel related to the acquisitions in the second quarter of 1999, and, to a lesser extent, to an increase in other expenses associated with enhancing our infrastructure to support expansion of our operations. We expect general and administrative expenses to increase in absolute dollars, but not to change significantly as a percentage of net revenue, as we expand our operations.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased 73% to $879.0 million in 2000 from $510.9 million in 1999. This amount represents amortization of goodwill, distribution channels, trademarks and other intangibles assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and the other intangibles is four years and we expect the amortization to be approximately $219.7 million per quarter through 2003.

     In-Process Research and Development. Upon the acquisition of NSMG, TeleBackup and NuView in 1999, we recorded one-time charges to in-process research and development totaling $104.2 million. We obtained outside valuations for these acquisitions, and values were assigned to developed technology, in-process research and development and other intangibles. The fair value of the in-process research and development for each of the acquisitions was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the characteristics and applications of the technology; the complexity, cost and time to complete the remaining development efforts; any alternative future use or current technological feasibility; and the stage of completion. The projected future cash flows from the projects under development were based on management's estimates of revenues and operating profits related to the projects. Revenues on the projects related to in-process research and development were estimated to begin in 1999 through 2003, with the majority of the revenues occurring between 2000 and 2002. The risk-adjusted discount rate applied to after-tax cash flows was 20%, compared to an estimated weighted-average cost of capital of 15%. We believe the amounts determined for in-process research and development are representative of fair value and do not exceed the amounts an independent third party would pay for the projects assumed.

     The total charge for in-process research and development was estimated to be $101.2 million for the NSMG acquisition. Seven in-process research and development projects were identified and valued, with two projects under the data protection product group that accounted for approximately 71% of the value assigned to in-process research and development. The data protection software products provide backup and restore functions, including scheduled automated unattended data backup operations. The remaining products identified and valued were under the application solutions and replication product groups. The application solutions software provides scaleable solution for managing the behavior of different types of networks worldwide from one central location and the replication software products deliver flexible and intelligent data replication for Windows NT environments. Costs to complete all of the NSMG in-process research and development projects were estimated to be $6.0 million. At the date of acquisition, the development of all products ranged from 48% to 90% complete and averaged approximately 76% complete, with expected completion dates through December 1999. At December 31, 2000, all in-process research and development projects related to the NSMG acquisition were completed or abandoned.

     All in-process research and development projects related to the TeleBackup and NuView acquisitions were individually insignificant and were completed or abandoned as of December 31, 1999.

     Acquisition and restructuring costs. In connection with the NSMG acquisition, we recorded a one-time charge to acquisition and restructuring costs of $11.0 million, which included approximately $9.7 million in exit costs with respect to duplicative facilities that we planned to vacate and approximately $1.3 million in severance benefits. In the fourth quarter of 2000, mainly as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, we reversed $4.3 million of the restructuring charge.

     Interest and Other Income, Net. Interest and other income, net increased 156% to $59.6 million in 2000 from $23.3 million in 1999, and 97% from $11.8 million in 1998. The increases were due primarily to increased amounts of interest income attributable to the higher level of funds available for investment, primarily from the issuance of the convertible subordinated notes in October 1997 and August 1999 and from the net cash provided by operating activities. Foreign exchange transaction gains and losses that are included in other income, net, have not had a significant effect on our results of operations.

     Interest Expense. Interest expense increased to $31.6 million in 2000 from $15.7 million in 1999 and $5.7 million in 1998. Interest expense in 2000, 1999 and 1998 consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997.

     Income Taxes. We had effective tax rates of negative 18% in 2000, negative 8% in 1999 and positive 14% in 1998. Our 2000 and 1999 effective tax rates were negative and differed from the combined federal and state statutory rates primarily due to acquisition related charges that were non-deductible for tax purposes. Our 1998 effective tax rate was lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carryforwards, other credit carryforwards and reduction of the valuation allowance on deferred income taxes, offset by the impact of state and foreign taxes.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to implement SFAS No. 133 as of the beginning of our fiscal year 2001. The implementation of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The required implementation date for us was the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The implementation of SAB 101 did not have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term investments totaled $1,119.4 million at December 31, 2000 and represented 62% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. At December 31, 2000, we had $429.2 million of long-term obligations and stockholders' equity was approximately $2,982.6 million.

     Net cash provided from operating activities was $546.8 million in 2000, $207.4 million in 1999 and $62.8 million in 1998. The increase in 2000 cash provided by operating activities resulted primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans and an increase in deferred revenue partially offset by an increase in account receivable and other assets, as a result of our overall revenue growth. The increase in 1999 cash provided by operating activities resulted primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, and tax benefits from stock plans partially offset by an increase in accounts receivable, as a result of our overall revenue growth.

     Our investing activities provided cash of $81.0 million in 2000 due to the net decrease in short-term and long-term investments of $240.2 million, partially offset by purchases of property and equipment of $134.7 million and strategic investments of $22.0 million. Our investing activities used cash of $577.0 million in 1999 primarily due to the net increase in short-term and long-term investments of $505.2 million, purchases of property and equipment of $59.7 million and purchase of certain assets of NuView. Our investing activities used cash of $13.4 million in 1998 primarily due to capital expenditures of $23.4 million.

     Financing activities provided cash of $119.5 million in 2000 from the issuance of common stock under our employee stock plans. Financing activities provided cash of $379.6 million in 1999 from the net proceeds of $334.1 million related to the issuance of the 1.856% convertible subordinated notes in August 1999 and $45.5 million from the issuance of common stock under our employee stock plans. Financing activities provided cash of $14.0 million in 1998, arising from the issuance of common stock under our employee stock plans.

     In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. During 2000, a total principal amount at maturity of $35.5 million was converted into approximately 3.7 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.5 million outstanding as of December 31, 2000, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

     In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. During 2000, a total principal amount at maturity of $1.0 million was converted into approximately 28,000 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of December 31, 2000, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

     At December 31, 2000, we have a ratio of long-term debt to total capitalization of approximately 13%. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

     During the third quarter of 2000, we signed a $50.0 million unsecured credit facility with a syndicate of financial institutions. At December 31, 2000, no amount was outstanding. The credit facility is due to expire in September 2001. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), debt on EBITDA and quick ratio, all of which we were in compliance with as of December 31, 2000.

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

     During the third quarter of 2000, we signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We will develop the site in two phases, adding a total of 990,990 square feet, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. We expect to complete the second phase of 524,990 square feet in the third quarter of 2003. The facilities will provide space for research and development functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and first phase facilities) for $243 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new campus facilities and beginning the lease payments in the second quarter of 2002 for the first phase and second quarter of 2003 for the second phase. We expect to start negotiating the financing terms of the second phase in the third quarter of 2001.

     The three lease agreements listed above require us to maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of December 31, 2000.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this annual report on Form 10-K, you should consider carefully the following factors in evaluating VERITAS and our business.

     Our revenue may fluctuate significantly, which could cause the market price of our securities to decline

     We may experience a shortfall in revenue in any given quarter. Any such shortfall in revenue could cause the market price of securities to fall substantially. Our revenue in general, and our license revenue in particular, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

     - the timing and magnitude of sales through our original equipment manufacturer customers, including Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems;

     - the possibility that a slowdown in sales by our original equipment manufacturer customers could result in reduced demand for our products;

     - the unpredictability of the timing and magnitude of sales to the retail channel by our resellers and by our direct sales force, which tend to generate sales later in our quarters than original equipment manufacturer sales;

     - the timing and magnitude of direct sales to end-user customers;

     - the timing of revenue recognition for sales of software products and services;

     - the introduction, timing and market acceptance of new products;

     - changes in data storage and networking technology or introduction of new operating system upgrades by our original equipment manufacturer customers, which could require us to modify our products or to develop new products;

     - the relative growth rates of the Windows NT, UNIX and Linux markets;

     - the rate of adoption of storage area networks and the timing and magnitude of sales of our storage area networking products and services;

     - the rate of adoption of network attached storage appliance technology and the timing and magnitude of sales of our network attached storage appliance products and services;

     - the extent to which our customers renew their maintenance contracts with us;

     - the timing and amount of revenue attributable to our end-user customers whose businesses are substantially dependent on the Internet or the telecommunications markets, whose ability to purchase our products may be adversely affected by their inability to raise additional capital or to meet their business objectives;

     - the possibility that our customers may cancel or defer purchases as a result of reduced information technology budgets;

     - the possibility that our customers may defer purchases in anticipation of new products or product updates by us our by our competitors;

     - the overall demand for data availability products and services, which is likely to be lower in weak or uncertain general economic and industry conditions;

     - the possibility of an economic slowdown generally; and

     - changes in our pricing policies and distribution terms.

     You should not rely on the results of any prior periods as an indication of our future performance. If we have a shortfall in revenue in any given quarter, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue could have an immediate adverse effect on our operating results for that quarter.

  Our revenue may fluctuate because we depend on large orders from end-user customers for a significant portion of our revenue

     We depend for a significant portion of our revenue on large orders, which include lengthy sales cycles from end-user customers. Our revenue for a quarter could fluctuate significantly based on whether a large sale near the end of a quarter is closed or delayed. Our end-user customer sales generally range in value from a few thousand to several million dollars. In recent quarters, increases in revenue were partially attributable to a greater number of these large end-user transactions. This trend may not continue. The effort to close these large sales is typically complex and lengthy. Therefore, our revenue for a given period is likely to be affected by the timing of these large orders, which makes it difficult for us to predict that revenue. The factors that could delay these large orders include:

     - time needed for end-user customers to evaluate our software;

     - customer budget restrictions, particularly in weak or uncertain general economic and industry conditions;

     - customer internal review and testing procedures; and

     - engineering work needed to integrate our software with customers' systems.

  Our business could be adversely affected if we fail to manage our growth effectively

     If we fail to manage our growth effectively, our business and operating results could be adversely affected, which could cause the market price of our securities to fall. We expect to continue to grow our operations domestically and internationally, and to increase our headcount. The growth in our operations and headcount has placed, and will continue to place, a significant strain on our management systems and resources. If we fail to manage this growth and our future anticipated growth, we may experience higher operating expenses, and we may be unable to meet the expectations of securities analysts or investors with respect to future operating results. To manage this growth we must continue to:

     - improve our financial and management controls, reporting systems and procedures;

     - continue to add and integrate new senior management personnel;

     - improve our licensing models and procedures;

     - hire, train and retain qualified employees;

     - control expenses;

     - integrate geographically dispersed operations; and

     - invest in our internal networking infrastructure and facilities.

     We have committed a significant amount of money to obtaining additional systems and facilities to accommodate our current and future anticipated growth. To the extent that this future growth does not occur or occurs more slowly that we anticipate, we may not be able to reduce these expenses. If we incur operating expenses out of proportion to revenue in any given quarter, our operating results could be adversely impacted.

  We may be unable to hire and retain qualified employees

     Our future growth and success depends on our ability to hire and retain qualified employees. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Our personnel needs are more acute than those facing most companies. We need to hire additional sales, technical, and senior management personnel to support the planned expansion of our business and to meet the anticipated increased customer demand for our products and services. Competition for people with the skills we require is intense, particularly in the area around our headquarters in Mountain View, California, and the high cost of living in this area make recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs. In addition, the exercise of stock options in the U.S. and certain foreign jurisdictions may result in substantial increases in employer payroll tax liabilities. We cannot assure you that we will be successful in hiring or retaining new personnel. Even if we are successful in hiring and retaining new personnel, the resulting growth is likely to be disruptive to our business and could have an adverse effect on our ability to maintain our anticipated growth.

  The loss of key personnel could adversely affect our business

     Our future anticipated growth and success depends on the continued service of our key sales, technical and senior management personnel. Many of our senior personnel have been with the company or its predecessors for a number of years, and we cannot assure you that we will be able to retain them. The loss of senior personnel can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Even though we have entered into employment agreements with some key management personnel, these agreements cannot prevent their departure. We do not have key person life insurance covering any of our personnel, nor do we currently intend to obtain any of this insurance.

  We distribute our products through multiple distribution channels, each of which is subject to risks

     Historically, we sold our products through original equipment manufacturers and through direct sales. However, as a result of the NSMG and TeleBackup acquisitions in 1999, we now have an established retail distribution channel as well. If we fail to manage our distribution channels successfully, they may conflict with one another or otherwise not function as we anticipate, and our business and operating results could be adversely affected.

     Retail distribution. Some of our software products are sold primarily in the retail channel, posing different challenges than we face in selling most of our products. For example:

     - the VERITAS brand does not have high recognition in the retail channel;

     - retail distribution typically involves shorter product life cycles; and

     - the retail channel has higher risks of product returns, higher marketing expenses and less predictable market demand.

     Moreover, our retail distributors have no obligation to continue selling our products and may terminate their relationships with us at any time.

     Direct sales. We also depend on our direct sales force to sell our products. This involves a number of risks, including:

     - longer sales cycles for direct sales efforts;

     - our need to hire, train, retain and motivate our sales force; and

     - the length of time it takes our new sales representatives to become productive.

     Original equipment manufacturers. A portion of our revenue is expected to come from our original equipment manufacturer customers that incorporate our data availability software into systems they sell. Risks associated with our original equipment manufacturer customers include:

     - we have no control over the shipping dates or volumes of systems they ship;

     - they have no obligation to recommend or offer our software products;

     - they have no minimum sales requirements and can terminate our relationship at any time;

     - they could choose to develop their own data availability products and incorporate those products into their systems instead of our products;

     - they could develop enhancements to and derivative products from our products; and

     - they could change their own base products, which could make it difficult for us to adapt our products to theirs.

     Finally, our original equipment manufacturer customers compete with one another. If one of our original equipment manufacturer customers views the products we have developed for another original equipment manufacturer as competing with its products, it might decide to stop doing business with us, which could adversely affect our business and our operating results.

  Some of our original equipment manufacturer agreements may not result in increased product sales

     We have important original equipment manufacturer agreements with Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Unlike some of our other original equipment manufacturer agreements under which we sell off-the-shelf versions of our products, under these agreements we develop unique or "lite" versions of our products to be included in these original equipment manufacturers' systems software and products. If we are unable to leverage these relationships to increase product sales, we will have expended significant resources without generating corresponding revenue, which could adversely affect our business and our operating results. We expect to leverage the inclusion of our products in these systems software and products to generate sales of additional products to the customers of the original equipment manufacturers. These relationships require our personnel to develop expertise with respect to the original equipment manufacturers' products and markets and to cooperate closely with their personnel. We cannot assure you that we will be able to attract and retain qualified employees to work with our original equipment manufacturer customers or to develop and improve the products designed for these customers.

  We face uncertainties porting products to new operating systems and developing new products

     Many of our products operate primarily on the UNIX computer operating system. We are currently redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. In addition, we entered into an agreement with IBM under which we will port our complete set of data availability products to AIX/Monterey for IBM POWER and the Intel IA-64 processor-system. We may not be able to accomplish any of this work quickly or cost-effectively. These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, our porting and development work for the Windows NT market has required us to hire additional personnel with expertise on these platforms and to devote engineering resources to these projects. For certain operating systems, we must obtain from the operating system owners a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product line into other areas.

  Sales of a small number of product lines make up a substantial portion of our revenue

     We derive and expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected. For the year ended December 31, 2000, we derived approximately $828.7 million, or 84%, of our license revenue from storage management products, including VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup and VERITAS Backup Exec.

  We derive a significant amount of revenue from only a few customers

     Although in 2000 and 1999 no single customer accounted for greater than 10% of our total net revenue, we still derive significant revenue from a small number of customers. If any of them were to reduce purchases from us, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of these customers have recently announced that their own businesses are slowing, which could adversely affect their demand for our products. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

  Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance

     Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product updates and services on a timely basis, by extending the operation of our products on new platforms and by keeping pace with technological developments and emerging industry standards. In order to grow our business, we are committing substantial resources to developing software products and services for the storage area networking market and the network attached storage appliance market. Each of these markets is new and unproven, and industry standards for these markets are evolving and changing. If these markets do not develop as anticipated, or demand for our products in these markets does not materialize or occurs more slowly that we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

  We face intense competition on several fronts

     We have a number of competitors in the markets for our products. If existing or new competitors gain market share, our business and operating results could be adversely affected. Our principal competitors are internal development groups with original equipment manufacturers that provide data availability functions to support their systems, as well as and hardware and software vendors that offer backup and file and volume management, clustering and replication, and storage area networking products.

     Many of our competitors have greater financial, technical sales, marketing and other resources than we do. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we expect to face additional competition from these companies in the future.

  Our foreign operations and sales create special problems that could adversely affect our operating results

     An investment in our securities is riskier than an investment in many businesses because we have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. As of December 31, 2000, we had approximately 809 employees in Europe, 468 employees in the Asia-Pacific region, and 66 employees in Japan. Our foreign operations are subject to risks, including:

     - potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

     - imposition of foreign laws and other governmental controls, including trade restrictions;

     - fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers' ability to obtain financing for software products or which could make our products more expensive in those countries;

     - difficulties in hedging foreign currency transaction exposures;

     - longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

     - difficulties in staffing and managing our foreign operations, including difficulties related to administering our stock option plan in foreign countries and difficulties related to the new organizational structure in Europe that we implemented in 2001;

     - difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

     - seasonal reductions in business activity in the summer months in Europe and other countries;

     - costs and delays associated with developing software in multiple languages; and

     - political unrest, particularly in areas in which we have facilities.

     In addition, our foreign sales are denominated in local currency, creating risk of foreign currency translation gains and losses that could adversely affect our business and operating results. We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in both the U.S. and in the countries in which our international customers are located. Future changes in domestic or international tax regulations could affect our anticipated ability to continue to realize these tax benefits.

     Our growth strategy is riskier than others because it is based upon acquisitions of other businesses

     An investment in our securities is riskier than investments in many other companies because we plan to continue to pursue our strategy of growth through acquisition. We have grown through acquisitions in the past and expect to pursue acquisitions in the future.

     Acquisitions involve a number of special risks and challenges, including:

     - diversion of management attention from our core business;

     - integration of acquired company operations and employees with our existing business, including coordination of geographically dispersed operations;

     - incorporation of acquired company technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

     - loss or termination of employees, including costly litigation resulting from the termination of those employees;

     - dilution of our then-current stockholders' percentage ownership;

     - assumption of liabilities of the acquired company, including costly litigation related to alleged liabilities of the acquired company; and

     - presentation of a unified corporate image to our customers and our employees.

     In the past, our integration of the operations of acquired companies took longer and was more difficult than we anticipated.

  Our subsidiary following the Seagate Technology leveraged buyout and merger transaction will remain liable to third parties after the leveraged buyout and the merger

     In November 2000, in the leveraged buyout and merger transaction involving VERITAS and Seagate Technology, Seagate Technology sold all of its operating assets to Suez Acquisition (Cayman) Company, and Seagate Technology became our subsidiary. As part of the transaction, Suez Acquisition Company assumed and agreed to indemnify our subsidiary and us for substantially all liabilities arising in connection with Seagate's operations prior to the transaction. However, governmental organizations or other third parties may seek recourse against our subsidiary or us for these liabilities. Prior to the transaction, Seagate was a large, multinational enterprise that owned or leased facilities and offices in numerous states and foreign countries and employed over 60,000 persons worldwide. As a result, our subsidiary could receive claims related to a wide range of possible liabilities. Some areas of potential liability include:

     - environmental cleanup costs and liabilities for claims made under federal, state or foreign environmental laws;

     - tax liabilities;

     - obligations under federal, state and foreign pension and retirement benefit laws;

     - existing or future litigation relating to the leveraged buyout or the merger transaction;

     - existing and future litigation arising from the restructuring that Seagate commenced last year, including litigation initiated by terminated employees; and

     - existing and future patent litigation.

     Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management attention from our core business. Moreover, if Suez Acquisition Company is unable to or is unwilling to indemnify our subsidiary or us under the indemnification agreement for any of these liabilities, we could experience a material adverse effect on our business and operating results.

  The Seagate merger consideration may be subject to recovery under fraudulent conveyance laws

     The leveraged buyout and merger transaction involving VERITAS and Seagate Technology may be subject to review under state or federal fraudulent transfer laws in the event that a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of Suez Acquisition Company or any of its affiliates. Under bankruptcy laws, a court could attempt to proceed against the consideration paid to Seagate's stockholders in the merger, or direct that amounts deposited with the trustee administering the distributions of Seagate's tax refunds and credits be held for the benefit of creditors. A court might take one or more of these actions if it determined that when the leveraged buyout was completed, Seagate's operating assets were sold for less then fair value and at that time Seagate, Suez Acquisitions Company and their affiliates:

     - were or became insolvent;

     - were engaged in a business or transaction for which their unencumbered assets constituted unreasonably small capital; or

     - intended to incur or reasonably should have believed that they would incur debts beyond their ability to repay as those debts matured.

     A court could also proceed against the consideration paid to Seagate's stockholders in the merger, or against Seagate's tax refunds and credits otherwise payable to Seagate's former stockholders following the merger, if the court found that Seagate effected the leveraged buyout with an actual intent to hinder, delay or defraud its creditors.

  Our effective tax rate may increase

     Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in multiple jurisdictions in which we operate. We do not have a history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. In addition, in November 2000, we acquired Seagate Technology, which has significant tax audit and tax litigation activity. We believe that we have meritorious defense against asserted deficiencies and that the likely outcome of a re-determination of these asserted deficiencies by the United States Tax Court and tax settlement authorities will not result in an additional provision for income taxes. We have an indemnification agreement with Suez Acquisition (Cayman) Company for these deficiencies. If Suez Acquisition (Cayman) Company is unable to or is unwilling to indemnify our subsidiary or us under the indemnification agreement for any of these deficiencies, we could experience a material adverse effect on our business and operating results.

  Our strategy of investing in development-stage companies involves a number of risks and uncertainties

     An investment in our securities is riskier than investments in many other companies because we plan to pursue our strategy of investing in development-stage companies. Each of these investments involves risks and uncertainties, including:

     - diversion of management attention from our core business;

     - failure to leverage our relationship with these companies to access new technologies and new markets;

     - inability to value investments appropriately or to predict changes to the future value of investments;

     - inability to manage investments effectively; and

     - loss of cash invested.

  We are incurring significant accounting charges in connection with our acquisitions that are creating net losses immediately and in the future

     The significant costs of integration associated with the NSMG, TeleBackup and NuView acquisitions in 1999 increase the risk that we will not realize the anticipated benefits of those acquisitions. Because we accounted for these acquisitions using the purchase method of accounting, we recorded goodwill and other intangible assets of approximately $3,754.9 million in 1999. This amount is being amortized over four years, and is resulting in charges to operations of approximately $234.8 million per quarter. As a result of these charges, we expect to continue to have net losses for the foreseeable future.

  We have a significant amount of debt that we may be unable to service or repay

     In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004, of which $64.5 million was outstanding as of December 31, 2000. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $464.7 million was outstanding as of December 31, 2000. As of December 31, 2000, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay our debts as they come due, we could be in default of those debts. For example, the notes could be declared immediately due and payable if we do not make timely payments. Our substantial leverage could also increase our vulnerability to general adverse economic and industry conditions because it makes it more difficult for us to raise capital if needed.

  We may not be able to protect our proprietary information

     We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented or challenged, and others may develop technologies or processes that are similar or superior to our technology. Because we license the source code for some of our products, there is a higher likelihood of misappropriation or other misuse of our intellectual property. We also license some of our products under shrink wrap license agreements that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or to obtain or use information that we regard a proprietary.

  Third parties may claim that we infringe their proprietary rights

     We may from time to time receive claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent and copyright infringement claims. We have received several trademark claims in the past and may receive more claims in the future based on the name VERITAS, which is a word commonly used in trade names throughout Europe and the western hemisphere. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

     - be time consuming to defend;

     - result in costly litigation;

     - divert management's attention from our core business;

     - require us to stop selling, to delay shipping or to redesign our product; and

     - require us to pay monetary amounts as damages, for royalty or licensing arrangements, or to satisfy indemnification obligations that we have with some of our customers.

     In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms. Our inability to use any of this third party software could result in shipment delays or other disruptions in our business, which could materially and adversely affect our operating results.

  We might experience significant defects in our products

     Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the development or release of new products or new versions of products, or which could adversely affect market acceptance of our products. Our end-user customers use our products for applications that are critical to their businesses, and they have a greater sensitivity to product defects than the market for software products generally. If we were to experience significant delays in the release of new products or new versions of products, or if customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs, and our business and operating results could be adversely affected.

  Natural disasters or power outages could disrupt our business

     We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A substantial portion of our operations are subject to these risks, particularly our operations located in California. We have already experienced temporary power losses in our California facilities due to power shortages that have disrupted our operations, and we expect in the future to experience additional power losses that could disrupt our operations. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. Since we do not have sufficient redundancy in our networking infrastructure, a natural disaster or other unanticipated problem at our primary data center could have an adverse effect on our business, including both our internal operations and our ability to communicate with our customers or sell our products over the Internet.

  Some provisions in our charter documents may prevent or deter certain corporate actions

     Some of the provisions in our charter documents may deter or prevent certain corporate actions, such as a merger, tender offer or proxy contest, which could affect the market value of our securities. These provisions include:

     - our board of directors is authorized to issue preferred stock with any rights it may determine;

     - our board of directors is classified into three groups, with each group of directors to hold office for three years;

     - our stockholders are not entitled to cumulate votes for directors and may not take any action by written consent without a meeting; and

     - special meetings of our stockholders may be called only by our board of directors, by the chairman of the board or by our chief executive officer, and may not be called by our stockholders.

     We also have in place a stockholder rights plan that is designed to discourage coercive takeover offers.

  Our stock price may be volatile in the future, and you could lose the value of your investment

     The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be adversely affected by a number of factors, including:

     - announcements of our quarterly operating results or those of our competitors or our original equipment manufacturer customers;

     - changes in earnings estimates by securities analysts;

     - announcements of planned acquisitions by us or by our competitors;

     - the gain or loss of a significant customer;

     - announcements of new products by us, our competitors or our original equipment manufacturer customers; and

     - slowdowns in the economy generally.

     The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

     We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at December 31, 2000 was immaterial to our consolidated financial statements.

     Our outstanding forward contracts as of December 31, 2000 are presented in the table below. This table presents the notional amounts using December 31, 2000 exchange rates and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for the Australian dollar, the Euro and the British pound. All of these forward contracts mature in 31 days or less as of December 31, 2000 (dollars in thousands):

                                                                  NOTIONAL WEIGHTED
                                                                  AVERAGE EXCHANGE
     FUNCTIONAL CURRENCY -- U.S. DOLLAR        NOTIONAL AMOUNT          RATE
     ----------------------------------        ---------------    -----------------
Australian dollar............................    $    6,932              0.558
Brazilian real...............................    $      612              1.975
British pound................................    $   37,280              1.494
Danish krona.................................    $       87              8.003
Dutch guilder................................    $      971              2.363
Euro.........................................    $   58,894              0.933
French francs................................    $    3,801              7.027
German mark..................................    $   12,701              2.098
Japanese yen.................................    $    3,695            113.680
Norwegian kroner.............................    $      338              8.865
Swedish krone................................    $    1,254              9.529
Swiss franc..................................    $      487              1.638
                                                 ----------
          Total..............................    $  127,052
FUNCTIONAL CURRENCY -- EURO
British pound................................    $   49,508              1.494
Swiss franc..................................    $    2,373              1.638
                                                 ----------
          Total..............................    $   51,881
                                                 ----------
          Grand total........................    $  178,933
                                                 ==========

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2000, approximately 65% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 14% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $429.2 million consists of 5.25% convertible subordinated notes due 2004 of $64.5 million (the "5.25% notes") and 1.856% convertible subordinated notes due 2006 of $364.6 million (the "1.856% notes"). The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of our cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average interest rates as of December 31, 2000 by year of maturity.

At December 31, 2000, amortized cost approximated fair value for all cash equivalents and investments (dollars in thousands):

                                                  2002 AND                   FAIR VALUE
                                       2001      THEREAFTER    2000 TOTAL    TOTAL 2000    TOTAL 1999
                                     --------    ----------    ----------    ----------    ----------
Cash equivalents and short-term
  Investments:
  Fixed rate.......................  $288,322           --      $288,322     $  288,322     $625,435
  Average fixed rate...............      6.70%          --          6.70%          6.70%        5.82%
  Variable rate....................  $  5,400           --      $  5,400     $    5,400     $ 11,713
  Average variable rate............      6.56%          --          6.56%          6.56%        5.87%
Total cash equivalents and
  short-term investments:
  Investments......................  $293,722           --      $293,722     $  293,722     $637,148
  Average rate.....................      6.69%          --          6.69%          6.69%        5.82%
Long-term investments:
  Fixed rate.......................        --     $136,111      $136,111     $  136,111     $ 65,036
  Average fixed rate...............        --         6.82%         6.82%          6.82%        5.33%
Long-term debt:
  Fixed rate.......................        --     $429,176      $429,176     $1,750,132     $451,044
  Average fixed rate...............        --         6.31%         6.31%          6.31%        6.22%

     In September 2000, we have entered into a three year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, EURO denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar fixed principal and interest payments. As a result of entering into the cross currency interest rate swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the cross currency interest rate swap. Because we are receiving fixed interest payments under the cross currency interest rate swap transaction, we are still subject to fluctuations in U.S. dollar interest rates. As of December 31, 2000 the impact of these fluctuations was not significant.

EQUITY PRICE RISK

     We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of December 31, 2000, we had marketable equity securities in two companies, representing a total market value of $9.8 million. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by approximately $1.0 million. Subsequent to December 31, 2000, many high-technology stocks experienced a significant decrease in value. If our marketable equity security investments as of December 31, 2000 had been valued using prices as of March 27, 2001, the value of these securities would have decreased by approximately $3.5 million, or 36%. This estimate is not necessarily indicative of future performance and actual results may differ materially. We also have begun to make investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will complement our own research and development efforts, provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We cannot assure you that this initiative will have the above mentioned desired results, or even that we will not lose all or any part of these investments.

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

                                           FIRST      SECOND       THIRD      FOURTH
                                          QUARTER     QUARTER     QUARTER     QUARTER    FISCAL YEAR
                                         ---------   ---------   ---------   ---------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2000
Total net revenue......................  $ 244,640   $ 275,436   $ 317,171   $ 370,081   $1,207,328
Gross profit...........................    199,168     231,519     270,641     317,199    1,018,527
Loss before income taxes...............   (154,458)   (145,896)   (125,464)   (100,010)    (525,828)
Net loss...............................   (174,383)   (172,341)   (148,106)   (124,962)    (619,792)
Net loss per share -- basic............  $   (0.44)  $   (0.43)  $   (0.37)  $   (0.31)  $    (1.55)
Net loss per share -- diluted..........  $   (0.44)  $   (0.43)  $   (0.37)  $   (0.31)  $    (1.55)
Number of shares used in computing per
  share amounts basic..................    394,471     400,787     403,613     401,209      400,034
Number of shares used in computing per
  share amounts diluted................    394,471     400,787     403,613     401,209      400,034
FISCAL 1999
Total net revenue......................  $  71,904   $ 114,648   $ 183,401   $ 226,159   $  596,112
Gross profit...........................     63,422      98,561     151,465     188,109      501,557
Income before income taxes.............     21,092    (157,601)   (175,135)   (155,924)    (467,568)
Net income (loss)......................     13,583    (162,329)   (183,576)   (170,636)    (502,958)
Net income (loss) per share -- basic...  $    0.06   $   (0.59)  $   (0.48)  $   (0.44)  $    (1.59)
Net income (loss) per
  share -- diluted.....................  $    0.06   $   (0.59)  $   (0.48)  $   (0.44)  $    (1.59)
Number of shares used in computing per
  share amounts -- basic...............    215,199     275,467     384,846     389,410      316,892
Number of shares used in computing per
  share amounts -- diluted.............    239,111     275,467     384,846     389,410      316,892

     In the second quarter of 1999, we acquired the NSMG business and TeleBackup. In the third quarter of 1999, we acquired NuView. Because we accounted for these acquisitions using the purchase method of accounting, we recorded developed technology, goodwill and other intangible assets of approximately $3,754.9 million in total. These assets are amortized over their estimated useful life of four years, and result in charges to operations of approximately $234.8 million per quarter. As a result of these acquisitions, in the second quarter of 1999 we recorded approximately $76.6 million of amortization of developed technology, goodwill and other intangibles, one-time non-cash charges of $103.1 million related to the write-off of in-process research and development, and a one-time restructuring charge of $11.0 million related primarily to costs for our duplicative facilities that we plan to vacate. In the third quarter of 1999 we recorded a one-time non-cash charges of $1.1 million related to the write-off of in-process research and development. In the fourth quarter of 2000, we reversed $4.3 million of one-time restructuring charge as a result of lower actual exit costs than originally estimated with respect to duplicative facilities.

     Our operating results have fluctuated in the past, and may fluctuate significantly in the future, depending on a number of factors, including the timing and magnitude of sales of our products through original equipment manufacturers, investment in new products and new distribution channels, the timing and level of sales to resellers and direct end-users, the introduction, timing and market acceptance of new products, the timing of license fee payments and other factors. For further background on fluctuating operating results, see "Factors That May Affect Future Results -- Our revenue may fluctuate significantly, which could cause the market price of our securities to decline."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information with respect to directors may be found in the section captioned "Election of Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     Information with respect to executive officers may be found in Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned "Related Party Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. FINANCIAL STATEMENTS

          The following are included in item 8 and are filed as part of this Annual Report on Form 10-K:

        - Consolidated Balance Sheets as of December 31, 2000 and 1999

        - Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

        - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

        - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

        - Notes to Consolidated Financial Statements

        - Report of Ernst & Young LLP, Independent Auditors

          2. FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

        - Schedule II -- Valuation and Qualifying Accounts

          Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

          3. EXHIBITS

                                                                       INCORPORATED BY REFERENCE
EXHIBIT                                                                -------------------------    FILED
NUMBER                        EXHIBIT DESCRIPTION                      FORM      DATE     NUMBER   HEREWITH
-------                       -------------------                      -----   --------   ------   --------
  2.01    Agreement and Plan of Merger and Reorganization, dated as     8-K    04/05/00    2.01
          of March 29, 2000, by and among VERITAS Software
          Corporation ("VERITAS"), Victory Merger Sub, Inc. and
          Seagate Technology, Inc. ("Seagate")
  2.02    Stock Purchase Agreement, dated as of March 29, 2000, by      8-K    04/05/00    2.02
          and among Suez Acquisition Company (Cayman) Limited
          ("Suez"), Seagate and Seagate Software Holdings, Inc.
  2.03    Consolidated Amendment to Stock Purchase Agreement,          S-4/A   08/30/00    2.05
          Agreement and Plan of Merger and Reorganization and
          Indemnification Agreement, and Consent, dated as of August
          29, 2000, by and among VERITAS, Victory Merger Sub, Inc.,
          Seagate, Seagate Software Holdings, Inc. and Suez
  2.04    Consolidated Amendment No. 2 to Stock Purchase Agreement,    S-4/A   10/19/00    2.04
          Agreement and Plan of Merger and Reorganization and
          Indemnification Agreement, and Consent, dated October 17,
          2000, by and among VERITAS, Victory Merger Sub, Inc.,
          Seagate, Seagate Software Holdings, Inc. and Suez
  2.05    Amended and Restated Agreement and Plan of Reorganization     S-4    04/19/99    2.01
          by and among VERITAS, VERITAS Operating Corporation
          ("VOC"), Seagate, Seagate Software, Inc. ("Seagate
          Software") and Seagate Software Network & Storage
          Management Group, Inc.

                                                                       INCORPORATED BY REFERENCE
EXHIBIT                                                                -------------------------    FILED
NUMBER                        EXHIBIT DESCRIPTION                      FORM      DATE     NUMBER   HEREWITH
-------                       -------------------                      -----   --------   ------   --------
  2.06    Amended and Restated Combination Agreement by and between     S-4     4/19/99    2.02
          VOC and TeleBackup Systems, Inc.
  3.01    Amended and Restated Certificate of Incorporation of          8-A      6/2/99    3.01
          VERITAS
  3.02    Certificate of Amendment of Amended and Restated              8-A      6/2/99    3.02
          Certificate of Incorporation of VERITAS
  3.03    Certificate of Amendment of Amended and Restated              S-8      6/2/00    3.03
          Certificate of Incorporation of VERITAS
  3.04    Amended and Restated Bylaws of VERITAS                        S-4     9/28/00    3.04
  4.01    Indenture dated as of October 1, 1997 between VOC and State  10-Q     6/30/99    4.03
          Street Bank and Trust Company of California, N.A.
  4.02    Amended and Restated First Supplemental Indenture dated       S-1     7/27/99    4.04
          July 30, 1999 by and among VERITAS, VOC and State Street
          Bank and Trust of California, N.A.
  4.03    Registration Rights Agreement dated as of October 1, 1997    10-Q     9/30/99    4.07
          between VOC and UBS Securities LLC
  4.04    Form of Rights Agreement between VERITAS and the Right        S-4     4/19/99    4.06
          Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred
          Stock, as Exhibit B the Form of Right Certificate and as
          Exhibit C the Summary of Rights to Purchase Preferred
          Shares
  4.05    Form of Registration Rights Agreement between VERITAS and     S-4     4/19/99    4.07
          Seagate Software
  4.06    Form of Stockholder Agreement between VERITAS, VOC, Seagate   S-4     4/19/99    4.08
          Software and Seagate
  4.07    Form of Specimen Stock Certificate                            S-1    10/22/93    4.01
  4.08    Form of Indenture among VERITAS, VOC State Street Bank and    S-1     7/27/99    4.10
          Trust Company of California, N.A., as Trustee
 10.01    Indemnification Agreement, dated as of March 29, 2000, by     8-K     04/5/00    2.3
          and among VERITAS, Seagate, Suez and certain other parties
 10.02+   Development and License Agreement between Seagate and         S-4    04/19/99   10.01
          VERITAS
 10.03+   Cross License Agreement and OEM Agreement between Seagate     S-4    04/19/99   10.02
          Software Information Management Group, Inc. and VERITAS
 10.04*   VERITAS 1993 Equity Incentive Plan, as amended                S-8    03/29/01    4.01
 10.05*   VERITAS 1993 Employee Stock Purchase Plan, as amended         S-8    03/29/01    4.02
 10.06*   VERITAS 1993 Directors Stock Option Plan, as amended         10-K    12/31/99   10.04
 10.07*   OpenVision Technologies, Inc. 1996 Employee Stock Purchase    S-4    03/24/97   10.19
          Plan, as amended
 10.08    Office building sublease dated February 27, 1998, by and     10-Q    09/30/98   10.14
          between VOC and Space Systems/Loral, Inc.
 10.09    Office building lease dated April 30, 1998, by and between   10-Q    09/30/98   10.15
          VOC and Ryan Companies US, Inc.
 10.10    Form of Key Employee Agreement                                S-4    04/19/99   10.11
 10.11    Office Building Lease, dated September 2, 1994, as amended,  10-K    12/31/94   10.09
          by and between VOC and John Arriliaga and Richard T. Peery regarding property located in Mountain View, California
 10.12    Amendment No 1. to Office Building Lease dated May 28, 1997  10-K    12/31/97   10.12
          by and between VOC and John Arriliaga and Richard T. Peery
 10.13    Agreement dated November 7, 1996 between VERITAS Software     S-4    03/24/97   10.12
          India Pvt. Ltd. and Talwalkar & Talwalkar and Mr. Rajendra
          Dattatraya Pathak, Mrs. Kamal Trimbak Nighojkar, Mrs. Bakul
          Prabhakar Pathak, Mrs. Nalini Manohar Saraf, Mr. Narhar
          Vaman Pandit, Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar
          Thite, and Ms. Medha Narhar Pandit relating to the
          development of certain premises in Pune, India

                                                                       INCORPORATED BY REFERENCE
EXHIBIT                                                                -------------------------    FILED
NUMBER                        EXHIBIT DESCRIPTION                      FORM      DATE     NUMBER   HEREWITH
-------                       -------------------                      -----   --------   ------   --------
 10.14    Form of Indemnification Agreement entered into between        S-4    04/19/99   10.15
          VERITAS and each of its directors and executive officers
 10.15    Amendment No. 1 to Cross-License and OEM Agreement between    S-4    04/19/99   10.16
          Seagate Software Information Management Group, Inc. and
          VERITAS
 10.16    Participation Agreement dated April 23, 1999 by and among     S-1    07/27/99   10.17
          VOC, First Security Bank, National Association, as "Owner
          Trustee," various banks and other lending institutions
          which are parties thereto from time to time as "Holders,"
          various banks and other lending institutions which are
          parties thereto from time to time as "Lenders,"
          NationsBank, N.A., as "Agent" for the Lenders and the
          Holders, and various parties thereto from time to time as
          "Guarantors"
 10.17    Grant Deed dated April 23, 1999 recording grant of real       S-1    07/27/99   10.20
          property to First Security Bank, National Association as
          "Owner Trustee" by Fairchild Semiconductor Corporation of
          California
 10.18    Memorandum of Lease Agreement and Lease Supplement No. 1      S-1    07/27/99   10.21
          and Deed of Trust dated April 23, 1999 among VOC, First
          Security Bank, National Association and Chicago Title
          Company
 10.19    Memorandum of Lease Agreement and Lease Supplement No. 2      S-1    07/27/99   10.22
          and Deed of Trust dated April 23, 1999 among VOC, First
          Security Bank, National Association and Chicago Title
          Company
 10.20    Collateral Assignment of Sublease dated April 23, 1999 made   S-1    07/27/99   10.23
          by VOC to First Security Bank, National Association
 10.21    Sublease Agreement dated April 23, 1999 by and between VOC    S-1    07/27/99   10.24
          and Fairchild Semiconductor Corporation of California
 10.22    Certificate re: Representations and Warranties dated April    S-1    07/27/99   10.25
          20, 1999 by Fairchild Semiconductor Corporation of
          California and addressed to VOC
 10.23    Security Agreement dated April 23, 1999 between First         S-1    07/27/99   10.26
          Security Bank, National Bank, as "Owner Trustee" and
          NationsBank, N.A., as Agent for the "Lenders" and the
          "Holders".
 10.24    Form of Agreement of Purchase and Sale by and between         S-1    07/27/99   10.27
          Fairchild Semiconductor Corporation of California and VOC
 10.25    First Amendment dated April 14, 1999 and Agreement of         S-1    07/27/99   10.28
          Purchase and Sale dated March 29, 1999 by and between
          Fairchild Semiconductor Corporation of California and VOC
 10.26    Agency Agreement between VOC and First Security Bank,         S-1    07/27/99   10.29
          National Association, as "Owner Trustee"
 10.27    Master Lease Agreement dated April 23, 1999 between First     S-1    07/27/99   10.30
          Security Bank, National Association and VOC
 10.28    First Amendment and Restatement of Certain Operative         10-K    12/31/99   10.29
          Agreements and Other Agreements dated March 3, 2000 among
          VOC, the various parties to the participation agreement and other operative agreements from time to time, as the
          "Guarantors," First Security Bank, National Association, as
          "Owner Trustee," the various banks and other lending
          institutions which are parties to the participation
          agreement and other operative agreements from time to time, as the "Holders," and Bank of America, N.A., as successor
          to NationsBank, N.A.
 10.29    Joinder Agreement dated March 3, 2000 by and between         10-K    12/31/99   10.30
          VERITAS and Bank of America, N.A.
 10.30    Joinder Agreement dated March 3, 2000 by and between         10-K    12/31/99   10.31
          OpenVision International, Ltd. and Bank of America, N.A.

                                                                       INCORPORATED BY REFERENCE
EXHIBIT                                                                -------------------------    FILED
NUMBER                        EXHIBIT DESCRIPTION                      FORM      DATE     NUMBER   HEREWITH
-------                       -------------------                      -----   --------   ------   --------
 10.31    Joinder Agreement dated March 3, 2000 by and between         10-K    12/31/99   10.32
          VERITAS Software Global Corporation (formerly known as
          Seagate Software Network & Storage Management Group, Inc.)
          and Bank of America, N.A.
 10.32    Participation Agreement dated March 9, 2000 by and among     10-K    12/31/99   10.33
          VOC, various parties thereto from time to time as
          "Guarantors," First Security Bank, National Association, as
          "Owner Trustee," various banks and other lending
          institutions which are parties thereto from time to time as
          "Holders," various banks and other lending institutions
          which are parties thereto from time to time as "Lenders,"
          and Bank of America, N.A. as "Agent" for the Lenders and
          the Holders
 10.33    Master Lease Agreement dated March 9, 2000 between First     10-K    12/31/99   10.34
          Security Bank, National Association, and VOC
 10.34    Construction Agency Agreement dated March 9, 2000 between    10-K    12/31/99   10.35
          VOC and First Security Bank, National Association
 10.35    Trust Agreement dated March 9, 2000 between the several      10-K    12/31/99   10.36
          holders from time to time as parties thereto, as "Holders,"
          and First Security Bank, National Association, as "Owner
          Trustee"
 10.36    Credit Agreement dated March 9, 2000 among First Security    10-K    12/31/99   10.37
          Bank, National Association, as "Owner Trustee," the several lenders from time to time as parties thereto, and Bank of
          America, N.A.
 10.37    Security Agreement dated March 9, 2000 between First         10-K    12/31/99   10.38
          Security Bank, National Association, as "Owner Trustee,"
          and Bank of America, N.A., accepted and agreed to by VOC
 10.38    Second Amendment, Assignment and Assumption and Restatement   S-4    09/28/00   10.41
          of Certain Operative Agreements and Other Agreements dated
          July 28, 2000 among VOC, VSGC, the various parties to the
          participation agreement and other operative agreements from time to time, First Security Bank, National Association, as
          "Owner Trustee", the various banks and other lending
          institutions which are parties to the participation
          agreement and other operative agreements from time to time as "Holders", the various banks and other lending
          institutions which are parties to the participation
          agreement and other operative agreements from time to time as "Lenders", and Bank of America, N.A., as the "Agent" for
          the secured parties
 10.39    First Amendment, Assignment and Assumption and Restatement    S-4    09/28/00   10.42
          of Certain Operative Agreements and Other Agreements dated
          July 28, 2000 among VOC, VSGC, the various parties to the
          participation agreement and other operative agreements from time to time, First Security Bank, National Association, as
          "Owner Trustee", the various banks and other lending
          institutions which are parties to the participation
          agreement and other operative agreements from time to time as "Holders", the various banks and other lending
          institutions which are parties to the participation
          agreement and other operative agreements from time to time as "Lenders", and Bank of America, N.A., as the "Agent" for
          the secured parties

                                                                       INCORPORATED BY REFERENCE
EXHIBIT                                                                -------------------------    FILED
NUMBER                        EXHIBIT DESCRIPTION                      FORM      DATE     NUMBER   HEREWITH
-------                       -------------------                      -----   --------   ------   --------
 10.40    Participation Agreement dated July 28, 2000 among the         S-4    09/28/00   10.43
          various parties thereto from time to time, VSGC, First
          Security Bank, National Association, as "Owner Trustee",
          the various banks and other lending institutions which are parties thereto from time to time as "Holders", the various banks and other lending institutions which are parties
          thereto from time to time as "Lenders", ABN AMRO Bank N.V.,
          Credit Suisse First Boston and Credit Lyonnais Los Angeles
          Branch
 10.41    Credit Agreement dated July 28, 2000 among First Security     S-4    09/28/00   10.44
          Bank, National Association as "Owner Trustee", the several lenders from time to time, ABN AMRO Bank, N.V., Credit
          Suisse First Boston, and Credit Lyonnais Los Angeles Branch
 10.42    Trust Agreement dated July 28, 2000 between the several       S-4    09/28/00   10.45
          holders from time to time parties thereto as "Holders" and
          First Security Bank, National Association, as "Owner
          Trustee"
 10.43    Security Agreement dated July 28, 2000 between First          S-4    09/28/00   10.46
          Security Bank, National Association, as "Owner Trustee" and
          ABN AMRO Bank N.V., and accepted and agreed to by VSGC
 10.44    Master Lease Agreement dated as of July 28, 2000 between      S-4    09/28/00   10.47
          First Security Bank, National Association, as "Owner
          Trustee" and VSGC
 10.45    Construction Agency Agreement dated July 28, 2000 between     S-4    09/28/00   10.48
          VSGC and First Security Bank, National Association, as
          "Owner Trustee'
 10.46    Credit Agreement dated September 1, 2000 among VSGC, the     10-Q    09/30/00   10.11
          various parties thereto from time to time as "Guarantors",
          ABN AMRO Bank N.V., as "Administrative Agent" for
          "Lenders", Credit Suisse First Boston, as "Documentation
          Agent", and Credit Lyonnais Los Angeles Branch, as
          "Syndication Agent".
 10.47*   Employment Agreement dated November 17, 2000 between                                        X
          VERITAS and Gary L. Bloom
 10.48*   VERITAS 2001 Chief Executive Officer Compensation Plan                                      X
 10.49*   Form of VERITAS 2001 Executive Officer Compensation Plan                                    X
 10.50*   VERITAS Non-Qualified Deferred Compensation Plan                                            X
 21.01    Subsidiaries of the Registrant                                                              X
 23.03    Consent of Independent Auditors                                                             X

---------------

* Management contract, compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to certain portions of this document.

     (b) Reports on Form 8-K

DATE OF REPORT   ITEM(S)                           DESCRIPTION
--------------   -------                           -----------
   10/13/00      5, 7      VERITAS announced financial results for its third quarter
                           ended September 30, 2000 and included the press release.
   11/17/00      5, 7      VERITAS announced that it named Gary L. Bloom as president and chief executive officer and included the press release.
   11/30/00        5       VERITAS announced that it chose not to make a cash election under the transaction involving Seagate Technology, Inc.
   12/07/00        5       VERITAS announced the consummation of the transaction
                           involving Seagate Technology, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of March 2001.

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
      PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                  /s/ GARY L. BLOOM                    President and Chief Executive    March 29, 2001
-----------------------------------------------------             Officer
                    Gary L. Bloom

      PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                 ACCOUNTING OFFICER:

               /s/ KENNETH E. LONCHAR                     Senior Vice President,        March 29, 2001
-----------------------------------------------------   Finance and Chief Financial
                 Kenneth E. Lonchar                               Officer

                ADDITIONAL DIRECTORS:

                   /s/ MARK LESLIE                         Chairman of the Board        March 29, 2001
-----------------------------------------------------
                     Mark Leslie

                                                        Vice Chairman of the Board
-----------------------------------------------------
                 Geoffrey W. Squire

               /s/ FRED VAN DEN BOSCH                            Director               March 29, 2001
-----------------------------------------------------
                 Fred van den Bosch

                  /s/ STEVEN BROOKS                              Director               March 29, 2001
-----------------------------------------------------
                    Steven Brooks

               /s/ WILLIAM H. JANEWAY                            Director               March 29, 2001
-----------------------------------------------------
                 William H. Janeway

                 /s/ JOSEPH D. RIZZI                             Director               March 29, 2001
-----------------------------------------------------
                   Joseph D. Rizzi

                /s/ STEPHEN J. LUCZO                             Director               March 29, 2001
-----------------------------------------------------
                  Stephen J. Luczo

                              FINANCIAL STATEMENTS

     As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

              FINANCIAL STATEMENT DESCRIPTION                 PAGE
              -------------------------------                 ----
Consolidated Balance Sheets As of December 31, 2000 and
  1999......................................................   51
Consolidated Statements of Operations -- Years Ended
  December 31, 2000, 1999 and 1998..........................   52
Consolidated Statements of Stockholders' Equity -- Years
  Ended December 31, 2000, 1999 and 1998....................   53
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 2000, 1999 and 1998..........................   54
Notes to Consolidated Financial Statements..................   55
Report of Ernst & Young LLP, Independent Auditors...........   74

                          VERITAS SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
Current assets:
  Cash and cash equivalents.................................  $   886,558    $  148,244
  Short-term investments....................................      232,891       544,137
  Accounts receivable, net of allowance for doubtful
     accounts of $7,810 and $5,693, respectively............      186,863       132,180
  Deferred income taxes.....................................       38,017        23,803
  Other current assets......................................       38,303        13,381
                                                              -----------    ----------
          Total current assets..............................    1,382,632       861,745
Long-term investments.......................................      136,111        65,036
Property and equipment, net.................................      168,389        76,958
Goodwill and other intangibles, net.........................    2,285,320     3,226,749
Other assets................................................      110,382         2,789
                                                              -----------    ----------
                                                              $ 4,082,834    $4,233,277
                                                              ===========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    45,250    $   30,229
  Accrued compensation and benefits.........................       63,838        35,560
  Accrued acquisition and restructuring costs...............       44,123        24,202
  Other accrued liabilities.................................       69,289        47,531
  Income taxes payable......................................       34,454         6,804
  Deferred revenue..........................................      201,001        86,979
                                                              -----------    ----------
          Total current liabilities.........................      457,955       231,305
Convertible subordinated notes..............................      429,176       451,044
Deferred and other income taxes.............................      213,132       157,867
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     10,000 shares authorized: none issued and
      outstanding...........................................           --            --
  Common stock, $.001 par value:
     2,000,000 shares authorized; 411,565 and 390,898 shares
      issued at December 31, 2000 and 1999; 392,890 and
      390,898 outstanding at December 31, 2000 and 1999.....          412           391
  Additional paid-in capital................................    5,847,844     3,926,554
  Accumulated deficit.......................................   (1,152,166)     (532,374)
  Accumulated other comprehensive loss......................      (11,455)       (1,510)
  Treasury stock, at cost; 18,675 shares at December 31,
     2000...................................................   (1,702,064)           --
                                                              -----------    ----------
          Total stockholders' equity........................    2,982,571     3,393,061
                                                              -----------    ----------
                                                              $ 4,082,834    $4,233,277
                                                              ===========    ==========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              2000         1999         1998
                                                           ----------    ---------    --------
Net revenue:
  User license fees......................................  $  987,363    $ 498,014    $167,703
  Services...............................................     219,965       98,098      43,162
                                                           ----------    ---------    --------
          Total net revenue..............................   1,207,328      596,112     210,865
Cost of revenue:
  User license fees......................................      40,779       20,735       8,798
  Services...............................................      85,968       38,161      20,663
  Amortization of developed technology...................      62,054       35,659          --
                                                           ----------    ---------    --------
          Total cost of revenue..........................     188,801       94,555      29,461
                                                           ----------    ---------    --------
Gross profit.............................................   1,018,527      501,557     181,404
Operating expenses:
  Selling and marketing..................................     443,834      221,989      76,392
  Research and development...............................     175,901       94,477      40,239
  General and administrative.............................      77,900       34,185      10,505
  Amortization of goodwill and other intangibles.........     879,032      510,943          --
  Acquisition and restructuring costs (reversals)........      (4,260)      11,000          --
  In-process research and development....................          --      104,200         600
                                                           ----------    ---------    --------
          Total operating expenses.......................   1,572,407      976,794     127,736
                                                           ----------    ---------    --------
Income (loss) from operations............................    (553,880)    (475,237)     53,668
Interest and other income, net...........................      59,619       23,328      11,821
Interest expense.........................................     (31,567)     (15,659)     (5,700)
                                                           ----------    ---------    --------
Income (loss) before income taxes........................    (525,828)    (467,568)     59,789
Provision for income taxes...............................      93,964       35,390       8,141
                                                           ----------    ---------    --------
Net income (loss)........................................  $ (619,792)   $(502,958)   $ 51,648
                                                           ==========    =========    ========
Net income (loss) per share -- basic.....................  $    (1.55)   $   (1.59)   $   0.24
                                                           ==========    =========    ========
Net income (loss) per share -- diluted...................  $    (1.55)   $   (1.59)   $   0.22
                                                           ==========    =========    ========
Number of shares used in computing per share
  amounts -- basic.......................................     400,034      316,892     211,558
                                                           ==========    =========    ========
Number of shares used in computing per share amounts --
  diluted................................................     400,034      316,892     232,519
                                                           ==========    =========    ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                              COMMON STOCK     ADDITIONAL                     OTHER
                                            ----------------    PAID-IN     ACCUMULATED   COMPREHENSIVE     DEFERRED
                                            SHARES    AMOUNT    CAPITAL       DEFICIT         LOSS        COMPENSATION
                                            -------   ------   ----------   -----------   -------------   ------------
BALANCE AT DECEMBER 31, 1997..............  207,573     208       185,679      (81,064)         (566)          (64)
 Components of comprehensive income
   (loss):
   Net income (loss)......................       --      --            --       51,648            --            --
   Foreign currency translation
     adjustment...........................       --      --            --           --            10            --
       Total comprehensive income
        (loss)............................
 Exercise of stock options................    5,547       5        10,398           --            --            --
 Issuance of common stock under employee
   stock purchase plan....................    1,209       1         3,567           --            --            --
 Amortization of deferred compensation....       --      --            --           --            --            32
                                            -------    ----    ----------   -----------     --------          ----
BALANCE AT DECEMBER 31, 1998..............  214,329     214       199,644      (29,416)         (556)          (32)
 Components of comprehensive income
   (loss):
   Net income (loss)......................       --      --            --     (502,958)           --            --
   Foreign currency translation
     adjustment...........................       --      --            --           --          (954)           --
       Total comprehensive income
        (loss)............................
 Exercise of stock options................   11,909      12        38,521           --            --            --
 Issuance of common stock under employee
   stock purchase plan....................      799       1         6,973           --            --            --
 Tax benefits from stock plans............       --      --        63,419           --            --            --
 Issuance of common stock related to the
   NSMG acquisition.......................  155,583     156     3,151,196           --            --            --
 Issuance of options to purchase shares of
   common stock related to the NSMG
   acquisition............................       --      --       281,418           --            --            --
 Issuance of common stock related to the
   TeleBackup acquisition.................    6,842       7       134,095           --            --            --
 Issuance of options to purchase shares of
   common stock related to the TeleBackup
   acquisition............................       --      --         2,762           --            --            --
 Issuance of common stock related to the
   NuView acquisition.....................    1,436       1        48,526           --            --            --
 Amortization of deferred compensation....       --      --            --           --            --            32
                                            -------    ----    ----------   -----------     --------          ----
BALANCE AT DECEMBER 31, 1999..............  390,898     391     3,926,554     (532,374)       (1,510)           --
 Components of comprehensive income
   (loss):
   Net income (loss)......................       --      --            --     (619,792)           --            --
   Foreign currency translation
     adjustment...........................       --      --            --           --        (9,001)           --
   Change in unrealized loss on
     available-for-sale investments, net
     of tax of $629.......................       --      --            --           --          (944)           --
       Total comprehensive income
        (loss)............................
 Exercise of stock options................   15,806      16       101,423           --            --            --
 Issuance of common stock under employee
   stock purchase plan....................    1,126       1        18,064           --            --            --
 Tax benefits from stock plans............       --      --       160,786           --            --            --
 Purchase of treasury stock related to the
   Seagate acquisition....................       --      --            --           --            --            --
 Reissuance of treasury stock related to
   the Seagate acquisition................       --      --     1,603,380           --            --            --
 Conversion of convertible subordinated
   notes..................................    3,735       4        37,637           --            --            --
                                            -------    ----    ----------   -----------     --------          ----
BALANCE AT DECEMBER 31, 2000..............  411,565    $412    $5,847,844   $(1,152,166)    $(11,455)         $ --
                                            =======    ====    ==========   ===========     ========          ====


                                                TREASURY STOCK            TOTAL
                                            -----------------------   STOCKHOLDERS'
                                             SHARES       AMOUNT         EQUITY
                                            --------   ------------   -------------
BALANCE AT DECEMBER 31, 1997..............        --             --        104,193
 Components of comprehensive income
   (loss):
   Net income (loss)......................        --             --         51,648
   Foreign currency translation
     adjustment...........................        --             --             10
                                                                      ------------
       Total comprehensive income
        (loss)............................                                  51,658
 Exercise of stock options................        --             --         10,403
 Issuance of common stock under employee
   stock purchase plan....................        --             --          3,568
 Amortization of deferred compensation....        --             --             32
                                            --------   ------------   ------------
BALANCE AT DECEMBER 31, 1998..............        --             --        169,854
 Components of comprehensive income
   (loss):
   Net income (loss)......................        --             --       (502,958)
   Foreign currency translation
     adjustment...........................        --             --           (954)
                                                                      ------------
       Total comprehensive income
        (loss)............................                                (503,912)
 Exercise of stock options................        --             --         38,533
 Issuance of common stock under employee
   stock purchase plan....................        --             --          6,974
 Tax benefits from stock plans............        --             --         63,419
 Issuance of common stock related to the
   NSMG acquisition.......................        --             --      3,151,352
 Issuance of options to purchase shares of
   common stock related to the NSMG
   acquisition............................        --             --        281,418
 Issuance of common stock related to the
   TeleBackup acquisition.................        --             --        134,102
 Issuance of options to purchase shares of
   common stock related to the TeleBackup
   acquisition............................        --             --          2,762
 Issuance of common stock related to the
   NuView acquisition.....................        --             --         48,527
 Amortization of deferred compensation....        --             --             32
                                            --------   ------------   ------------
BALANCE AT DECEMBER 31, 1999..............        --             --      3,393,061
 Components of comprehensive income
   (loss):
   Net income (loss)......................        --             --       (619,792)
   Foreign currency translation
     adjustment...........................        --             --         (9,001)
   Change in unrealized loss on
     available-for-sale investments, net
     of tax of $629.......................        --             --           (944)
                                                                      ------------
       Total comprehensive income
        (loss)............................                                (629,737)
 Exercise of stock options................        --             --        101,439
 Issuance of common stock under employee
   stock purchase plan....................        --             --         18,065
 Tax benefits from stock plans............        --             --        160,786
 Purchase of treasury stock related to the
   Seagate acquisition....................  (128,060)   (11,671,708)   (11,671,708)
 Reissuance of treasury stock related to
   the Seagate acquisition................   109,385      9,969,644     11,573,024
 Conversion of convertible subordinated
   notes..................................        --             --         37,641
                                            --------   ------------   ------------
BALANCE AT DECEMBER 31, 2000..............   (18,675)  $ (1,702,064)  $  2,982,571
                                            ========   ============   ============

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                  2000           1999         1998
                                                              ------------    ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   (619,792)   $ (502,958)   $  51,648
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................        46,097        24,126        7,346
    Amortization of goodwill and other intangibles..........       879,032       510,943           --
    Amortization of developed technology....................        62,054        35,659           --
    In-process research and development.....................            --       104,200          600
    Acquisition and restructuring costs.....................        (4,260)          948           --
    Amortization of original issue discount on convertible
      notes.................................................        15,773         5,402           --
    Deferred income taxes...................................       (90,827)      (36,775)      (8,000)
    Changes in operating assets and liabilities, net of
      effects of business acquisitions:
      Accounts receivable...................................       (54,683)      (77,174)     (22,127)
      Other receivable......................................            --        22,935           --
      Other assets..........................................       (35,681)       (3,367)      (8,136)
      Accounts payable......................................        15,021        19,389        3,469
      Accrued compensation and benefits.....................        28,278        17,539        4,611
      Accrued acquisition and restructuring costs...........       (15,819)      (15,269)          --
      Other accrued liabilities.............................        19,174        10,169        2,525
      Income taxes payable..................................        27,650        (8,956)      10,694
      Tax benefits from stock plans.........................       160,786        63,419           --
      Deferred revenue......................................       114,022        37,203       20,167
                                                              ------------    ----------    ---------
        Net cash provided by operating activities...........       546,825       207,433       62,797
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity investments.................      (836,897)     (764,097)    (284,819)
  Held-to-maturity investment maturities....................       846,119       258,891      296,048
  Sale of held-to-maturity investments......................       230,949            --           --
  Purchase of property and equipment........................      (134,665)      (59,671)     (23,424)
  Cash acquired from Seagate Technology.....................     2,294,301            --           --
  Payments to former Seagate Technology stockholders........    (2,294,301)           --           --
  Cash acquired from Seagate Software.......................            --         1,044           --
  Cash acquired from TeleBackup.............................            --         1,493           --
  Strategic investments in businesses.......................       (22,000)           --           --
  Purchase of other businesses and technologies.............        (2,520)      (14,625)      (1,250)
                                                              ------------    ----------    ---------
        Net cash provided by (used for) investing
          activities........................................        80,986      (576,965)     (13,445)
FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.......................       465,000            --           --
  Repayments of short-term borrowings.......................      (465,000)           --           --
  Proceeds from issuance of common stock....................       119,504        45,507       13,971
  Net proceeds from issuance of convertible debt............            --       334,137           --
                                                              ------------    ----------    ---------
        Net cash provided by financing activities...........       119,504       379,644       13,971
Effect of exchange rate changes.............................        (9,001)         (954)         134
                                                              ------------    ----------    ---------
Net increase in cash and cash equivalents...................       738,314         9,158       63,457
Cash and cash equivalents at beginning of year..............       148,244       139,086       75,629
                                                              ------------    ----------    ---------
Cash and cash equivalents at end of year....................  $    886,558    $  148,244    $ 139,086
                                                              ============    ==========    =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest....................................  $     14,926    $    5,300    $   5,521
                                                              ============    ==========    =========
  Cash paid for (refund) income taxes.......................  $     (3,403)   $   15,834    $   6,245
                                                              ============    ==========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  TRANSACTIONS:
  Issuance of common stock and options for business
    acquisitions............................................  $         --    $3,618,161    $      --
                                                              ============    ==========    =========
  Issuance of common stock for conversion of notes..........  $     36,245    $       --    $      --
                                                              ============    ==========    =========
  Purchase of treasury stock related to the Seagate
    transaction.............................................  $(11,671,708)   $       --    $      --
                                                              ============    ==========    =========
  Reissuance of treasury stock related to the Seagate
    transaction.............................................  $ 11,573,024    $       --    $      --
                                                              ============    ==========    =========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VERITAS Software Corporation (the "Company"), a Delaware corporation, is a leading independent supplier of data availability software. Data availability software includes storage management and data protection software as well as clustering, replication and storage area networking software. The Company develops and sells products for most popular operating systems, including versions of UNIX, Windows NT and Linux. The Company also provides a full range of services to assist its customers in planning and implementing their data availability solutions. The Company markets its products and services to original equipment manufacturers ("OEM") and end user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Stock splits

     On June 7, 1999, the Company announced a two-for-one stock split in the form of a stock dividend paid on July 8, 1999 to stockholders of record on June 18, 1999. On October 14, 1999, the Company announced a three-for-two split in the form of a stock dividend paid on November 19, 1999 to stockholders of record on November 2, 1999. On January 27, 2000, the Company announced a three-for-two split in the form of a stock dividend paid on March 3, 2000 to stockholders of record on February 18, 2000. All share and per share data have been restated to give retroactive effect to these stock splits.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risk and with original maturities of three months or less. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

     Short-term investments include investments with original maturities greater than three months and remaining maturities of less than one year as of the balance sheet date. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS No. 115") and these short-term investments are classified as held to maturity as of the balance sheet date. At December 31, 2000, amortized cost approximated fair value for all cash equivalents and short-term investments. To date, there have been no significant realized or unrealized gains or losses on the short-term investments.

     In the fourth quarter of 2000, the Company conducted a selected liquidation of approximately $397.0 million of its cash equivalents and short-term investments to facilitate the Seagate Technology transaction (see Note 2). The isolated, nonrecurring and unusual nature of the transaction does not change the Company's intent to hold the other investments to maturity. The realized gain or loss on the liquidated investments was not significant.

                          VERITAS SOFTWARE CORPORATION

  Long-Term Investments

     Investments with remaining maturities greater than one year as of the balance sheet date are classified as long-term. The Company accounts for its long-term investments in accordance with SFAS No. 115 and these investments are classified as held to maturity as of the balance sheet date. At December 31, 2000, amortized cost approximated fair value for all long-term investments and, to date, there have been no significant realized or unrealized gains or losses on the Company's long-term investments.

  Investments in Equity Securities

     The Company accounts for its investments in equity securities in accordance with SFAS No. 115 and these investments are classified as available-for-sale. Investments in equity securities are included in other assets in the Company's consolidated balance sheet. These investments are carried at fair value, with unrealized gains or losses, net of tax, included in accumulated other comprehensive income or loss as a separate component of stockholders' equity. In 2000, the Company recorded an unrealized loss of $0.9 million, net of tax of $0.6 million.

  Derivative Financial Instruments

     The Company transacts business in various foreign currencies and primarily utilizes foreign currency forward exchange contracts ("forward contracts"), to hedge certain foreign currency transaction exposures. The Company does not use forward contracts or any other hedging instruments for speculative trading purposes.

     As of December 31, 2000, the total gross notional amount of the Company's forward contracts was approximately $178.9 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had a term of thirty one days or less and settled immediately after the end of 2000. The fair value of the forward contracts is based on quoted market prices. The carrying amount and fair value of the forward contracts was not significant as of December 31, 2000. The gains and losses associated with currency rate changes on forward contracts are recorded in other income (expense), as they generally offset corresponding gains and losses on the foreign currency denominated assets or liabilities being hedged.

     In September 2000, the Company entered into a three year cross currency interest rate swap ("swap") transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an intercompany loan receivable. Under the terms of the swap, monthly EURO denominated fixed principal and interest payments received under the intercompany loan are swapped for monthly U.S. dollar fixed principal and interest payments. As of December 31, 2000, the notional amount and the fair value of the swap were approximately $126.9 million and $7.1 million, respectively. The gains and losses on the swap are recorded in the same period as losses and gains on the underlying transaction are recorded and generally offset.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, if shorter. The estimated useful lives of furniture and equipment and computer equipment is generally three to five years. The Company also depreciates a building located in India over fifteen years. Depreciation and amortization of property and equipment charged to costs and expenses was approximately

                          VERITAS SOFTWARE CORPORATION

$43.2 million for the year ended December 31, 2000, $23.1 million for the year ended December 31, 1999 and $6.9 million for the year ended December 31,1998.

  Goodwill and other intangibles

     Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent distribution channels, original equipment manufacturer agreements, developed technology, assembled workforce and trademarks acquired in business combinations. Goodwill and other intangibles are being amortized on a straight-line basis over their estimated useful life of four years. The Company periodically reviews goodwill and other intangibles for recoverability or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is compared to the undiscounted cash flows of future operations. In management's opinion, no material impairment exists at December 31, 2000. Accumulated amortization of goodwill and other intangibles was $1,492.6 million as of December 31, 2000, $548.6 million as of December 31, 1999 and $0.5 million as of December 31, 1998.

  Revenue Recognition

     In October of 1997 the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2 Software Revenue Recognition, which has been amended by SOP 98-9. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2, as amended by SOP 98-4, was effective for revenue recognized under software license and service arrangements beginning January 1, 1998. SOP 98-9 amended SOP 97-2 and requires recognition of revenue using the "residual method" when certain criteria are met.

     The Company derives revenue from software licenses and customer support and other services. Service revenue includes contracts for software maintenance and technical support, consulting and training. In software arrangements that include rights to multiple software products and/or services, the Company allocates and defers revenue for the undelivered items, based on vendor-specific objective evidence of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue.

     The Company recognizes revenue from licensing of software products to an end user upon delivery of the software product to the customer, unless the fee is not fixed or determinable, or collectibility is not considered probable. For licensing of the Company's software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company's software through its indirect sales channels, revenue is recognized when the software is sold by the reseller, value-added reseller or distributor to an end-user customer. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than its normal business practice not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected.

     Customer support revenue is recognized on a straight-line basis over the period that the support is provided. Other software service arrangements are evaluated to determine whether those services are essential to the functionality of the other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue allocable to the software services is recognized as the services are performed, assuming all other criteria for revenue recognition have been met.

     Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software.

                          VERITAS SOFTWARE CORPORATION

Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-completion measured using labor cost inputs.

  Software Development Costs

     Under Statement of Financial Accounting Standards No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of the Company's products has been of short duration. As of December 31, 2000 such capitalizable software development costs were insignificant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities, trade receivables and financial instruments used on hedging activities. The Company primarily invests its excess cash in commercial paper rated A-1/P-1, medium-term notes, corporate notes, government securities, market auction preferreds with approved financial institutions, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management's expectations. For the years ended December 31, 2000 and 1999, no customer accounted for greater than 10% of revenues. For the year ended December 31, 1998, one customer accounted for approximately 12% or $25.8 million of the Company's revenue. The counterparties to the agreements relating to the Company's financial instruments used on hedging activities consist of four major, multinational, high credit quality, financial institutions. The amounts potentially subject to credit risk arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty.

  Net Income Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

  Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Pro forma net income and net income per share disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, are included in Note 12.

  Translation of Foreign Currencies

     Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of

                          VERITAS SOFTWARE CORPORATION
exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder's equity. Foreign currency transaction gains or losses are reported in results of operations.

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

  Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was $36.4 million, $10.5 million and $1.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Reclassifications

     Certain amounts reported in previous years have been reclassified to conform to the 2000 presentation.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement SFAS No. 133 as of the beginning of its fiscal year 2001. The implementation of SFAS No. 133 will not have a material impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The required implementation date for the Company was the fourth quarter of 2000, retroactive to the beginning of its fiscal year. The implementation of SAB No. 101 did not have a material impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2000.

NOTE 2. SEAGATE TECHNOLOGY TRANSACTION

     On November 22, 2000, the Company completed a multi-party transaction with Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited ("SAC"), a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate Technology pursuant to which Seagate Technology sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate Technology and the Company for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate Technology had been transferred to SAC, a wholly-owned subsidiary of the Company merged with and into Seagate Technology, following which Seagate Technology became a wholly-owned subsidiary of the Company. The merger was accounted for by the Company at the estimated fair value of the assets and liabilities remaining in Seagate Technology, immediately prior to the merger. The Company issued approximately 109.4 million shares of its common stock to the Seagate Technology stockholders in exchange for approximately

                          VERITAS SOFTWARE CORPORATION

128.1 million shares of its common stock and equity securities in Gadzoox Networks, Inc. held by Seagate Technology. The Company recorded the equity securities in Gadzoox and the other assets and liabilities assumed from Seagate Technology at their fair values. In addition, the Company accrued $40 million of direct transaction costs, of which $9 million was paid as of December 31, 2000. The Company did not acquire Seagate Technology's disc drive business or any other Seagate Technology operating business.

     The transaction had no impact on the Company's consolidated statement of operations. The impact of the decrease of approximately 18.7 million of shares its common stock outstanding was a reduction of approximately 2.0 million shares used in computing net loss per share for the year ended December 31, 2000, resulting in an incremental net loss per share of $0.01.

     The transaction had impacts on the Company's consolidated balance sheet. As of December 31, 2000, the Company's other assets included $70 million of indemnification receivable from SAC and $4 million for its ownership in Gadzoox Networks, Inc, its accrued acquisition and restructuring costs included $31 million of direct transaction costs, which was net of $9 million paid in 2000, and its deferred and other income taxes include an additional $132 million, which was net of a deferred tax asset of $3 million related to the Company's ownership in Gadzoox Networks, Inc.

NOTE 3. BUSINESS COMBINATIONS

  NSMG acquisition

     On May 28, 1999, the Company acquired the Network & Storage Management Group business of Seagate Software, Inc., which the Company refers to as "NSMG." The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. In connection with the NSMG acquisition, the Company issued 155,583,486 shares of its common stock to Seagate Software, Inc. and issued options to purchase 15,626,358 shares of its common stock to its employees who were former NSMG employees. The Company accounted for the NSMG acquisition using the purchase method of accounting, and incurs charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For 2000, the Company recorded $827.6 million for the amortization of goodwill and other intangibles, and $58.4 million for the amortization of developed technology related to this acquisition.

     Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million.

                          VERITAS SOFTWARE CORPORATION

     Acquisition-related costs are summarized below (in millions):

                                                       OPERATING LEASE
                                          DIRECT         COMMITMENTS      INVOLUNTARY
                                        TRANSACTION    ON DUPLICATIVE     TERMINATION
                                           COSTS         FACILITIES        BENEFITS      TOTAL
                                        -----------    ---------------    -----------    ------
Provision accrued at acquisition
  date................................    $ 20.0            $ 8.2           $ 15.2       $ 43.4
Cash payments.........................     (17.4)            (0.3)            (1.8)       (19.5)
Non-cash charges......................        --               --            (11.7)       (11.7)
                                          ------            -----           ------       ------
Balance at December 31, 1999..........       2.6              7.9              1.7         12.2
Cash payments.........................      (1.9)            (1.9)            (0.9)        (4.7)
                                          ------            -----           ------       ------
Balance at December 31, 2000..........    $  0.7            $ 6.0           $  0.8       $  7.5
                                          ======            =====           ======       ======

     The remaining acquisition-related costs accrual of $7.5 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

     In addition, the Company recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that the Company plans to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits related to the salary and fringe benefit expense for terminated employees in research and development. Involuntarily terminated employees represented approximately 2% of the global workforce. In the fourth quarter of 2000, as a result of lower exit costs than originally estimated with respect to duplicative facilities, the Company reversed $4.3 million of restructuring charge.

     Restructuring costs are summarized below (in millions):

                                                                           WRITE OFF OF
                                                                             REDUNDANT
                                        CANCELLATION        INVOLUNTARY      EQUIPMENT
                                    OF FACILITIES LEASES    TERMINATION    AND LEASEHOLD
                                    AND OTHER CONTRACTS      BENEFITS      IMPROVEMENTS     TOTAL
                                    --------------------    -----------    -------------    ------
Provision accrued at acquisition
  date............................         $ 8.8               $ 1.3           $ 0.9        $ 11.0
Cash payments.....................            --                (0.9)             --          (0.9)
Non-cash charges..................            --                  --            (0.9)         (0.9)
                                           -----               -----           -----        ------
Balance at December 31, 1999......           8.8                 0.4              --           9.2
Cash payments.....................          (0.2)                 --              --          (0.2)
Reversal..........................          (3.9)               (0.4)             --          (4.3)
                                           -----               -----           -----        ------
Balance at December 31, 2000......         $ 4.7               $  --           $  --        $  4.7
                                           =====               =====           =====        ======

     The remaining restructuring charge accrual of $4.7 million is anticipated to be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

  TeleBackup acquisition

     On June 1, 1999 the Company acquired TeleBackup Systems, Inc., which the Company refers to as "TeleBackup." TeleBackup designed, developed and marketed software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became a wholly owned subsidiary of the Company in exchange for the issuance of 6,842,795 shares of either its common stock or exchangeable shares to the holders of TeleBackup common shares and the exchange of options to purchase 154,706 shares of its common stock to its employees who were former

                          VERITAS SOFTWARE CORPORATION
employees of TeleBackup. The Company accounted for the TeleBackup acquisition using the purchase method of accounting, and incurs charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total purchase price for TeleBackup was $143.1 million and included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For 2000, the Company recorded $34.5 million for amortization of goodwill and other intangibles, and $1.7 million for the amortization of developed technology related to this acquisition.

     The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits.

     Acquisition-related costs are summarized below (in millions):

                                                          DIRECT       INVOLUNTARY
                                                        TRANSACTION    TERMINATION
                                                           COSTS        BENEFITS      TOTAL
                                                        -----------    -----------    -----
Provision accrued at acquisition date.................     $ 5.6          $ 0.6       $ 6.2
Cash payments.........................................      (5.1)          (0.2)       (5.3)
                                                           -----          -----       -----
Balance at December 31, 1999..........................       0.5            0.4         0.9
Cash payments.........................................      (0.2)          (0.4)       (0.6)
                                                           -----          -----       -----
Balance at December 31, 2000..........................     $ 0.3          $  --       $ 0.3
                                                           =====          =====       =====

     The remaining $0.3 million is anticipated to be utilized in 2001.

  NuView acquisition

     On August 10, 1999, the Company acquired certain assets of NuView, Inc., which the Company refers to as "NuView". Under an asset purchase agreement, the Company acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $67.9 million. The Company accounted for the acquisition using the purchase method of accounting, and incurs charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of the Company's common stock, $0.8 million for the issuance of options to purchase the Company's common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million paid in cash. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For 2000, the Company recorded $16.5 million for amortization of goodwill and other intangibles, and $0.6 million for the amortization of developed technology related to this acquisition.

  Unaudited pro forma summary results of operations

     The following unaudited pro forma summary results of operations data have been prepared assuming that the NSMG, TeleBackup and NuView acquisitions had occurred at the beginning of the periods presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented. The pro

                          VERITAS SOFTWARE CORPORATION
forma information excludes the impact of the one-time charges related to in-process research and development costs of $104.2 million and the restructuring charges of $11.0 million recorded in 1999 (in thousands, except per share amounts):

                                                         1999         1998
                                                       ---------    ---------
Net revenue..........................................  $ 700,027    $ 409,998
                                                       =========    =========
Net loss.............................................  $(738,049)   $(814,993)
                                                       =========    =========
Basic and diluted net loss per share.................  $   (2.03)   $   (2.29)
                                                       =========    =========

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash, cash equivalents and short-term investments consist of the following. At December 31, 2000, amortized cost approximated fair value for all cash equivalents and short-term investments (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2000         1999
                                                       ----------    --------
Cash and cash equivalents:
  Cash...............................................  $  825,727    $ 55,233
  Money market funds.................................      38,416       5,234
  Commercial paper...................................      22,415      77,771
  Corporate notes....................................          --      10,006
                                                       ----------    --------
Cash and cash equivalents............................     886,558     148,244
                                                       ----------    --------
Short-term investments:
  Commercial paper...................................         113     207,465
  Market auction preferreds..........................       5,400      11,713
  Government securities..............................      45,995      91,599
  Corporate notes....................................     181,383     233,360
                                                       ----------    --------
Short-term investments...............................     232,891     544,137
                                                       ----------    --------
Cash, cash equivalents and short-term investments....  $1,119,449    $692,381
                                                       ==========    ========

     Long-term investments consist of the following. At December 31, 2000, amortized cost approximated fair value for all long-term investments (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Long-term investments:
  Government securities.................................  $ 44,006    $18,838
  Medium-term corporate notes...........................    92,105     46,198
                                                          --------    -------
Long-term investments...................................  $136,111    $65,036
                                                          ========    =======

     The following table represents the maturities of investments in debt securities, which do not include cash and market auction preferreds (in thousands):

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
Due in less than one year...............................    $288,322
Due between one and two years...........................     136,111
                                                            --------
          Total.........................................    $424,433
                                                            ========

                          VERITAS SOFTWARE CORPORATION

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000         1999
                                                        ---------    --------
Building..............................................  $     916    $  1,445
Computer equipment....................................    172,269      89,219
Furniture and equipment...............................     31,649      23,058
Leasehold improvements................................     36,101      17,266
Construction in Process...............................     33,445       8,727
                                                        ---------    --------
                                                          274,380     139,715
Less -- accumulated depreciation and amortization.....   (105,991)    (62,757)
                                                        ---------    --------
Property and equipment, net...........................  $ 168,389    $ 76,958
                                                        =========    ========

NOTE 6. CONVERTIBLE SUBORDINATED NOTES

     In October 1997, the Company issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which the Company received net proceeds of $97.5 million. The Company and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. During 2000, a total principal amount at maturity of $35.5 million was converted into approximately 3.7 million shares of the Company's common stock. Based on the aggregate principal amount at maturity of $64.5 million outstanding as of December 31, 2000, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of the Company's common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over the period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method. The fair value of the 5.25% notes as of December 31, 2000 and 1999 was $591.5 million and $1,000.9 million based on the quoted value on the convertible debt market.

     In August 1999, the Company and its wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which the Company received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. VERITAS and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. During 2000, a total principal amount at maturity of $1.0 million was converted into approximately 28,000 shares of the Company's common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of December 31, 2000, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of the Company's common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over the period of time until maturity at the Company's option at issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method. The fair value of the 1.856% notes as of December 31, 2000 and 1999 was $1,158.6 million and $1,259.3 million based on the quoted value on the convertible debt market.

                          VERITAS SOFTWARE CORPORATION

NOTE 7. SUMMARY FINANCIAL INFORMATION OF SUBSIDIARY

     VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligators on VERITAS' 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. VERITAS and VERITAS Operating Corporation are unconditionally, jointly and severally liable for all payments under the notes. On June 30, 2000, VERITAS reorganized its corporate structure that resulted in the elimination of differences in the consolidated financial position and operating results of the parent company and VERITAS Operating Corporation. Consequently, separate summarized financial information of VERITAS and VERITAS Operating Corporation, previously presented pursuant to Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, are no longer presented since such information is now the same as the consolidated financial statements presented elsewhere herein. No other subsidiaries of VERITAS are co-obligators or guarantors of the convertible subordinated notes.

NOTE 8. CREDIT FACILITY

     During 2000, the Company signed a $50.0 million unsecured credit facility with a syndicate of financial institutions. At December 31, 2000, no amount was outstanding. The credit facility is due to expire in September 2001. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to VERITAS' compliance with financial and other covenants. The credit agreement requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of December 31, 2000.

NOTE 9. COMMITMENTS

     The Company currently has operating leases for its facilities through 2021. Rental expense under operating leases was approximately $32.1 million, $15.6 million and $6.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The approximate minimum lease payments as of December 31, 2000 are as follows (in thousands):

2001......................................................  $ 51,528
2002......................................................    62,925
2003......................................................    68,804
2004......................................................    68,267
2005......................................................    46,808
Thereafter................................................   225,841
                                                            --------
Minimum lease payments....................................  $524,173
                                                            ========

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

                          VERITAS SOFTWARE CORPORATION

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

     During the third quarter of 2000, the Company signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company will develop the site in two phases, adding a total of 990,990 square feet, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The Company expects to complete the second phase of 524,990 square feet in the third quarter of 2003. The facilities will provide space for research and development functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and first phase facilities) for $243 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the second quarter of 2002 for the first phase and second quarter of 2003 for the second phase. The Company expects to start negotiating the financing terms of the second phase in the third quarter of 2001.

     The three lease agreements listed above requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of December 31, 2000.

NOTE 10. CONTINGENCIES

     The following discussion relates to the multi-party transaction involving the Company, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited, a company formed by a group of private equity firms led by Silver Lake Partners (see Note 2).

     Following the announcement of this transaction on March 29, 2000, Seagate Technology stockholders filed 17 lawsuits in Delaware and five lawsuits in California against Seagate Technology, the individual members of Seagate Technology's board of directors, certain executive officers of Seagate Technology, Silver Lake Partners, LP, and the Company. Between April 18, 2000 and October 13, 2000, the Delaware Chancery Court consolidated the 17 lawsuits into a single action captioned "In Re Seagate Technology, Inc. Shareholders Litigation" and certified the class action, and the plaintiffs filed two amended complaints and a motion for a preliminary injunction to enjoin the closing of the proposed transaction. The plaintiffs' second amended complaint alleged that Seagate Technology's board of directors breached their fiduciary duties to their stockholders by entering into the leveraged buyout and merger agreements and that they did not secure the highest possible price for Seagate Technology's shares, and alleged that the Company aided and abetted that alleged breach. The plaintiffs sought unspecified damages and an injunction of the closing of the

                          VERITAS SOFTWARE CORPORATION
transaction. On September 28, 2000, the five California complaints were coordinated, with venue in Santa Clara County. All five of the California complaints have been voluntarily dismissed.

     On October 13, 2000, the parties to the Delaware lawsuit entered into a Memorandum of Understanding to settle the action. On January 28, 2001, the parties filed a Stipulation of Settlement in the Court of Chancery of the State of Delaware in and for New Castle County outlining the terms of the settlement pursuant to the Memorandum of Understanding. A hearing is scheduled on April 9, 2001 to determine whether the proposed settlement is fair and reasonable and should be approved by the Court, and whether plaintiffs' counsels' award for fees and expenses should be paid pursuant to the terms set out in the Stipulation.

     The settlement is conditioned on, among other things, the consummation of the leveraged buyout and the merger and final court approval of the settlement.

     Although the Company expects final court approval of the Delaware settlement to occur during the first half of 2001, it is possible that final approval of the settlement will be denied or delayed.

     Also, in the ordinary course of business, various lawsuits and claims have been filed against the Company.

     While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 11. BENEFIT PLANS

     The Company has adopted a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all United States employees. Under the plan, employees may contribute up to 20% of their pretax salary, subject to certain limitations. Employees are eligible to participate beginning the first day of the month following their date of hire. The Company matches approximately 50% of the employee contributions up to $2,500 per year and contributed approximately $5.3 million in 2000, compared to $3.1 million in 1999. For 1998, the Company matched approximately 25% of the employee contributions up to $1,200 per year and contributed approximately $0.6 million.

NOTE 12. STOCK COMPENSATION PLANS

     At December 31, 2000, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                      2000         1999        1998
                                                    ---------    ---------    -------
Net income (loss)
  As reported.....................................  $(619,792)   $(502,958)   $51,648
  Pro forma.......................................  $(771,255)   $(540,474)   $32,102
Basic earnings (loss) per share
  As reported.....................................  $   (1.55)   $   (1.59)   $  0.24
  Pro forma.......................................  $   (1.93)   $   (1.71)   $  0.15
Diluted earnings (loss) per share
  As reported.....................................  $   (1.55)   $   (1.59)   $  0.22
  Pro forma.......................................  $   (1.93)   $   (1.71)   $  0.14

                          VERITAS SOFTWARE CORPORATION

     SFAS No. 123 is only applicable to options granted subsequent to January 1, 1995. As a result, its pro forma effect was not fully reflected in fiscal years prior to 1999.

  Stock Option Plans

     The Company has two stock option plans. The Company's 1993 Equity Incentive Plan (the "1993 Plan") provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. The options generally are granted at the fair market value of the Company's common stock at the date of grant, expire ten years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. As of December 31, 2000, the Company has reserved 89.6 million shares of common stock for issuance under the 1993 Plan. The Company has also reserved 2.5 million shares for issuance under the Company's 1993 Directors Stock Option Plan. Generally options expire ten years from date of grant, vest over the term of each director's board membership and are exercisable immediately upon vesting. As of December 31, 2000, 25.2 million shares were available for future grant under the plans.

     For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates averaging 6.16% in 2000, 5.55% in 1999 and 5.15% in 1998; a dividend yield of 0.0% for all years; a weighted-average expected life of 5 years for all years; and a volatility factor of the expected market price of the Company's common stock of 0.70 for 2000, 0.65 for 1999 and 0.65 for 1998.

     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below (number of shares in thousands):

                                               2000                    1999                    1998
                                       ---------------------   ---------------------   ---------------------
                                                   WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                    AVERAGE                 AVERAGE                 AVERAGE
                                        NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                       OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                       ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of year.....    54,422     $ 10.28      36,948     $ 4.88       34,601      $2.86
Granted..............................    19,024     $100.76      16,717     $23.36       10,469      $9.76
Assumed in business combinations.....        --     $    --      15,896     $ 3.40           --      $  --
Exercised............................   (15,806)    $  6.47     (11,909)    $ 3.21       (5,547)     $1.88
Forfeited............................    (2,823)    $ 31.29      (3,230)    $ 9.07       (2,575)     $4.03
                                       --------     -------    --------     ------      -------      -----
Outstanding at end of year...........    54,817     $ 41.73      54,422     $10.28       36,948      $4.88
                                       ========     =======    ========     ======      =======      =====
Options exercisable at year end......                            22,625                  15,201
Weighted-average fair value of
  options Granted during the year....  $  63.42                $  13.93                 $  5.75

                          VERITAS SOFTWARE CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 2000 (number of shares in thousands):

                              OPTIONS OUTSTANDING
                    ----------------------------------------      OPTIONS EXERCISABLE
                                      WEIGHTED-                --------------------------
                        NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                    OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
    RANGE OF         DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
 EXERCISE PRICES         2000           LIFE         PRICE          2000          PRICE
 ---------------    --------------   -----------   ---------   --------------   ---------
$  0.02 - $  2.03        5,756          5.32        $  1.61         5,338        $  1.59
$  2.04 - $  4.79        7,824          6.51        $  3.80         5,419        $  3.68
$  4.84 - $  8.70        6,078          7.01        $  7.02         3,753        $  6.82
$  8.88 - $ 17.56        7,951          8.04        $ 14.52         3,039        $ 14.13
$ 17.94 - $ 21.81        6,040          8.51        $ 20.75         1,697        $ 20.66
$ 23.33 - $ 88.00        5,675          9.32        $ 64.86           768        $ 45.64
$ 91.69 - $ 97.00        8,536          9.46        $ 94.35           849        $ 93.82
$ 97.61 - $127.44        5,535          9.48        $108.94           524        $106.33
$128.75 - $134.17        1,422          9.31        $132.42           234        $133.16
                        ------          ----        -------        ------        -------
$  0.02 - $134.17       54,817          8.01        $ 41.73        21,621        $ 15.43
                        ======          ====        =======        ======        =======

EMPLOYEE STOCK PURCHASE PLANS

     As of December 31, 2000, under the Company's 1993 Employee Stock Purchase Plan (the "1993 Purchase Plan"), the Company is authorized to issue up to 21.9 million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the 1993 Purchase Plan, employees can choose to have up to 10% of their wages withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value.

     Substantially all of the eligible employees have participated in the 1993 Purchase Plan in 2000, 1999 and 1998. Under the 1993 Purchase Plan, the Company issued 1.1 million shares to employees in 2000, 0.8 million shares in 1999, and
0.8 million shares in 1998.

     In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes option-pricing model with the following assumptions for these rights granted in 2000, 1999 and 1998: a dividend yield of 0.0% for all years; an expected life ranging up to 2 years for all years; an expected volatility factor of 0.70 in 2000, 0.65 in 1999 and 0.65 in 1998; and risk-free interest rates ranging from 6.02% to 6.65% in 2000, from 4.57% to 5.77% in 1999 and from 5.14% to 5.39% in
1998. The weighted-average fair value of the purchase rights granted was $16.11 in 2000, $8.70 in 1999 and $3.15 in 1998.

NOTE 13. STOCKHOLDERS' EQUITY

     On October 4, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of VERITAS. The rights are initially attached to the Company's common stock and will not trade separately. If a person or group acquires 20 percent or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock the consummation of which would result in acquiring 20 percent or more of the Company's common stock, then the rights will be distributed and will then trade separately from the common stock. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock,

                          VERITAS SOFTWARE CORPORATION
par value $0.001 per share, of the Company. The rights expire October 5, 2008, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

     The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

     Total common shares reserved for issuance at December 31, 2000 under all stock compensation plans are 114.0 million shares (see Note 12).

NOTE 14. INCOME TAXES

     Income before provision for income taxes consisted of (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000         1999        1998
                                                    ---------    ---------    -------
United States.....................................  $(310,529)   $(455,404)   $57,777
International.....................................   (215,299)     (12,164)     2,012
                                                    ---------    ---------    -------
                                                    $(525,828)   $(467,568)   $59,789
                                                    =========    =========    =======

     The provision for income taxes consists of the following (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Federal
  Current...........................................  $165,686    $ 64,452    $11,858
  Deferred..........................................   (81,317)    (35,245)    (8,075)
State
  Current...........................................    14,862       9,340      2,514
  Deferred..........................................    (9,329)     (5,077)        75
Foreign.............................................     4,062       1,920      1,769
                                                      --------    --------    -------
          Total.....................................  $ 93,964    $ 35,390    $ 8,141
                                                      ========    ========    =======

     The tax benefits associated with employee stock option activity or employee stock purchase plan shares reduced taxes currently payable by $160.8 million for 2000 and $63.4 million for 1999.

     The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Federal tax at statutory rate...............................   35.0%     35.0%     35.0%
Benefit of loss carryforwards...............................     --        --      (9.3)
State taxes.................................................   (1.1)     (0.9)      4.2
Impact of foreign taxes.....................................   (1.7)     (0.4)      3.0
Change in valuation allowance...............................     --        --     (13.4)
In-process research and development charge and
  non-deductible goodwill...................................  (52.4)    (42.2)       --
Tax credits.................................................    0.7       0.5      (7.1)
Other.......................................................    1.6       0.4       1.2
                                                              -----     -----     -----
          Total.............................................  (17.9)%    (7.6)%    13.6%
                                                              =====     =====     =====

                          VERITAS SOFTWARE CORPORATION

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   ---------    ---------    --------
Deferred tax assets:
  Net operating loss carryforwards...............  $ 161,966    $  26,946    $ 23,276
  Reserves and accruals not currently
     deductible..................................     43,091       28,315       6,146
  Acquired intangibles...........................     17,898       12,521       1,895
  Tax credit carryforwards.......................     20,070        2,861          --
  Other..........................................      9,519        2,170       1,655
                                                   ---------    ---------    --------
          Total..................................    252,544       72,813      32,972
Valuation allowance..............................   (162,319)     (11,602)    (20,772)
                                                   ---------    ---------    --------
Net deferred tax assets..........................     90,225       61,211      12,200
Deferred tax liabilities:
  Acquired intangibles...........................   (130,340)    (195,275)         --
                                                   ---------    ---------    --------
Net deferred tax assets (liabilities)............  $ (40,115)   $(134,064)   $ 12,200
                                                   =========    =========    ========

     As of December 31, 2000, $135.0 million of deferred and other income taxes was recorded with the Seagate Technology transaction and relates to certain tax liabilities that are expected to be paid by the Company after the merger (see
Note 2). Certain of Seagate Technology's federal and state tax returns for various fiscal years are under examination by taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessments that may result from these examinations.

     The valuation allowance increased by $150.7 million in 2000 and decreased by $9.2 million in 1999 and $5.0 million in 1998. As of December 31, 2000, the Company has provided a valuation allowance on certain deferred tax assets that has two main components. Approximately $11.6 million of the valuation allowance relates to the tax benefits of certain assets acquired with the acquisition of NSMG and will be credited to goodwill when realized. The Company has also provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability due to the expectation of future employee stock option activity. When recognized, the tax benefit of these deferred tax assets will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

     As of December 31, 2000, the Company had federal tax loss carryforwards of approximately $350 million and federal tax credit carryforwards of approximately $20 million. The federal tax loss carryforwards will expire in 2008 through 2020, and the federal tax credit carryforwards will expire in 2003 through 2020, if not utilized. Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. In addition, certain foreign net operating losses have been recorded as deferred tax assets with a full valuation allowance.

                          VERITAS SOFTWARE CORPORATION

NOTE 15. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   ---------    ---------    --------
Numerator:
  Net income (loss)..............................  $(619,792)   $(502,958)   $ 51,648
                                                   =========    =========    ========
Denominator:
  Denominator for basic net income (loss) per
     share -- Weighted-average shares............    400,034      316,892     211,558
  Potential common shares........................         --           --      20,961
                                                   ---------    ---------    --------
  Denominator for diluted net income (loss) per
     share.......................................    400,034      316,892     232,519
                                                   =========    =========    ========
Basic net income (loss) per share................  $   (1.55)   $   (1.59)   $   0.24
                                                   =========    =========    ========
Diluted net income (loss) per share..............  $   (1.55)   $   (1.59)   $   0.22
                                                   =========    =========    ========

     Common stock equivalents included in the denominator for purposes of computing diluted net income (loss) per share do not include 6,753,035 shares issuable upon conversion of the 5.25% convertible subordinated notes and 12,972,191 shares issuable upon conversion of the 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented. In 2000 and 1999, potential common shares included in the denominator for purposes of computing diluted net income (loss) per share do not include 36,766,246 and 39,406,524 potential common shares respectively, all related to employee stock options, as their effect would be anti-dilutive.

NOTE 16. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131), in 1998. SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

     The Company operates in one segment, data availability solutions. The Company's products and services are sold throughout the world, through direct, OEM, reseller and distributor channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the geographic regions of the segment and does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company's storage products or services.

                          VERITAS SOFTWARE CORPORATION

     Geographic information (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2000         1999        1998
                                                    ----------    --------    --------
User license fees(1):
  United States...................................  $  733,729    $372,485    $121,910
  Europe(2).......................................     175,945      94,986      33,172
  Other(3)........................................      77,689      30,543      12,621
                                                    ----------    --------    --------
          Total...................................  $  987,363    $498,014    $167,703
                                                    ==========    ========    ========
Services(1):
  United States...................................  $  179,185    $ 78,756    $ 34,759
  Europe(2).......................................      31,646      15,450       7,869
  Other(3)........................................       9,134       3,892         534
                                                    ----------    --------    --------
          Total...................................  $  219,965    $ 98,098    $ 43,162
                                                    ==========    ========    ========
          Total net revenue.......................  $1,207,328    $596,112    $210,865
                                                    ==========    ========    ========

                                                           AS OF DECEMBER 31,
                                                   -----------------------------------
                                                      2000          1999        1998
                                                   ----------    ----------    -------
Long-lived assets(4):
  United States..................................  $2,423,292    $3,289,545    $25,202
  Europe(2)......................................      22,212        11,918      3,644
  Other(3).......................................       8,205         2,244        380
                                                   ----------    ----------    -------
          Total..................................  $2,453,709    $3,303,707    $29,226
                                                   ==========    ==========    =======

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

(2) Europe includes the Middle East and Africa.

(3) Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. Reconciliation to total assets reported (in thousands):

                                                                   AS OF DECEMBER 31,
                                                          ------------------------------------
                                                             2000          1999         1998
                                                          ----------    ----------    --------
    Total long-lived assets.............................  $2,453,709    $3,303,707    $ 29,226
    Other assets, including current.....................   1,629,125       929,570     319,891
                                                          ----------    ----------    --------
              Total consolidated assets.................  $4,082,834    $4,233,277    $349,117
                                                          ==========    ==========    ========

     No customer represented 10% or more of the Company's net revenue in 2000 or 1999. One customer represented approximately 12% or $25.8 million of the Company's net revenue in 1998.

NOTE 17. RELATED PARTY TRANSACTIONS

     The Company paid $0.8 million in 1998 and $6.7 million in 1999 in service fees related to the acquisition of NSMG to Donaldson, Lufkin & Jenrette ("DLJ"), a company affiliated with a director of the Company until February 1999. The Company had no outstanding receivable or payable balance with DLJ at December 31, 2000.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
VERITAS Software Corporation

     We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

San Jose, California
January 23, 2001

                          VERITAS SOFTWARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                          PROVISION
                                                             FROM      CHARGED TO
                                         BALANCE AT       BUSINESSES   OPERATING                    BALANCE AT
                                      BEGINNING OF YEAR    ACQUIRED     EXPENSES    DEDUCTIONS(1)   END OF YEAR
                                      -----------------   ----------   ----------   -------------   -----------
                                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 2000......       $5,693           $   --       $4,585        $2,468         $7,810
  Year ended December 31, 1999......       $2,572           $1,477       $2,425        $  781         $5,693
  Year ended December 31, 1998......       $1,597           $   --       $1,032        $   57         $2,572

---------------
(1) Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

                                 EXHIBIT INDEX

                                                                     INCORPORATED BY REFERENCE
EXHIBIT                                                              --------------------------     FILED
NUMBER                     EXHIBIT DESCRIPTION                       FORM      DATE     NUMBER     HEREWITH
-------                    -------------------                       -----    ------    -------    --------
10.47*   Employment Agreement dated November 17, 2000 between                                         X
         VERITAS and Gary L. Bloom
10.48*   VERITAS 2001 Chief Executive Officer Compensation Plan                                       X
10.49*   Form of VERITAS 2001 Executive Officer Compensation Plan                                     X
10.50*   VERITAS Non-Qualified Deferred Compensation Plan                                             X
21.01    Subsidiaries of the Registrant                                                               X
23.01    Consent of Independent Auditors                                                              X

---------------
* Management contract, compensatory plan or arrangement.