Form 10-Q
period 2001-03-31
VERITAS SOFTWARE CORP /DE/
filed 2001-05-11
CIK 1084408

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

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             FOR THE TRANSITION PERIOD FROM
                               ----------------------- TO
                               ----------------------- .
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

                              1600 PLYMOUTH STREET
                        MOUNTAIN VIEW, CALIFORNIA 94043
                                 (650) 527-8000
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES
            AND REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding as of April 30, 2001 was 397,413,462 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.................    1
         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000.......................................    1
         Condensed Consolidated Statements of Operations for the
         Three Months Ended
         March 31, 2001 and 2000.....................................    2
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended
         March 31, 2001 and 2000.....................................    3
         Notes to Condensed Consolidated Financial Statements........    4
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    9
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   28

                        PART II: OTHER INFORMATION

Item 1.  Legal proceedings...........................................   31
Item 6.  Exhibits and Reports on Form 8-K............................   31
Signature............................................................   32

                         PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $ 1,010,716    $   886,558
  Short-term investments....................................      234,103        232,891
  Accounts receivable, net of allowance for doubtful
     accounts of $8,990 at March 31, 2001 and $7,810 at
     December 31, 2000......................................      163,551        186,863
  Deferred income taxes.....................................       38,017         38,017
  Other current assets......................................       38,415         38,303
                                                              -----------    -----------
          Total current assets..............................    1,484,802      1,382,632
Long-term investments.......................................      119,816        136,111
Property and equipment, net.................................      186,052        168,389
Goodwill and other intangibles, net.........................    2,082,105      2,285,320
Other non-current assets....................................      114,962        110,382
                                                              -----------    -----------
          Total assets......................................  $ 3,987,737    $ 4,082,834
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    44,515    $    45,250
  Accrued compensation and benefits.........................       49,634         63,838
  Accrued acquisition and restructuring costs...............       18,353         44,123
  Other accrued liabilities.................................       69,818         69,289
  Income taxes payable......................................       33,926         34,454
  Deferred revenue..........................................      215,127        201,001
                                                              -----------    -----------
          Total current liabilities.........................      431,373        457,955
Convertible subordinated notes..............................      432,653        429,176
Deferred income taxes.......................................      198,252        213,132
Stockholders' equity:
  Common stock..............................................          415            412
  Additional paid-in capital................................    5,948,122      5,847,844
  Accumulated deficit.......................................   (1,308,264)    (1,152,166)
  Accumulated other comprehensive loss......................      (12,750)       (11,455)
  Treasury stock, cost; 18,675 shares at March 31, 2001.....   (1,702,064)    (1,702,064)
                                                              -----------    -----------
          Total stockholders' equity........................    2,925,459      2,982,571
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $ 3,987,737    $ 4,082,834
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Net revenue:
  User license fees.........................................  $ 309,017    $ 204,316
  Services..................................................     78,424       40,324
                                                              ---------    ---------
          Total net revenue.................................    387,441      244,640
Cost of revenue:
  User license fees.........................................     10,668       11,778
  Services..................................................     31,670       18,299
  Amortization of developed technology......................     15,791       15,395
                                                              ---------    ---------
          Total cost of revenue.............................     58,129       45,472
                                                              ---------    ---------
Gross profit................................................    329,312      199,168
Operating expenses:
  Selling and marketing.....................................    142,805       87,583
  Research and development..................................     56,225       35,113
  General and administrative................................     25,904       14,911
  Amortization of goodwill and other intangibles............    221,226      219,759
                                                              ---------    ---------
          Total operating expenses..........................    446,160      357,366
                                                              ---------    ---------
Loss from operations........................................   (116,848)    (158,198)
Interest and other income, net..............................     18,628       11,263
Interest expense............................................     (6,969)      (7,523)
                                                              ---------    ---------
Loss before income taxes....................................   (105,189)    (154,458)
Provision for income taxes..................................     50,909       19,925
                                                              ---------    ---------
Net loss....................................................  $(156,098)   $(174,383)
                                                              =========    =========
Net loss per share -- basic and diluted.....................  $   (0.40)   $   (0.44)
                                                              =========    =========
Number of shares used in computing per share amounts --basic
  and diluted...............................................    394,829      394,471
                                                              =========    =========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------    ---------
Cash flows from operating activities:
  Net loss..................................................  $ (156,098)   $(174,383)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................      19,633        9,416
     Amortization of goodwill and other intangibles.........     221,226      219,759
     Amortization of developed technology...................      15,791       15,395
     Amortization of original issue discount on convertible
      notes.................................................       3,538        3,513
     Deferred income taxes..................................     (13,482)     (13,483)
  Changes in operating assets and liabilities, net of
     effects of business acquisitions:
  Accounts receivable.......................................      23,312        5,732
  Other assets..............................................         761      (11,184)
  Accounts payable..........................................        (735)       2,545
  Accrued compensation and benefits.........................     (14,204)       6,209
  Accrued acquisition and restructuring costs...............     (25,970)      (2,113)
  Other accrued liabilities.................................     (13,471)      (5,252)
  Income taxes payable......................................        (528)      (6,631)
  Tax benefits from stock plans.............................      63,341       38,000
  Deferred revenue..........................................      14,126       37,317
                                                              ----------    ---------
          Net cash provided by operating activities.........     137,240      124,840
Cash flows from investing activities:
  Purchases of investments..................................    (222,410)    (244,356)
  Investment maturities.....................................     237,493      293,544
  Purchases of property and equipment.......................     (35,898)     (20,172)
  Business acquisitions.....................................     (21,000)          --
  Strategic investments in businesses.......................      (8,100)          --
                                                              ----------    ---------
          Net cash provided by (used in) for investing
            activities......................................     (49,915)      29,016
Cash flows from financing activities:
  Proceeds from issuance of common stock....................      36,879       39,512
                                                              ----------    ---------
          Net cash provided by financing activities.........      36,879       39,512
Effect of exchange rate changes.............................         (46)      (1,143)
                                                              ----------    ---------
Net increase in cash and cash equivalents...................     124,158      192,225
Cash and cash equivalents at beginning of period............     886,558      148,244
                                                              ----------    ---------
Cash and cash equivalents at end of period..................  $1,010,716    $ 340,469
                                                              ==========    =========
Supplemental disclosures:
  Cash paid for interest....................................  $    4,312    $   4,322
  Cash paid for income taxes................................  $    1,379    $   1,865
Supplemental schedule of non-cash financing transactions:
  Issuance of common stock for conversion of notes..........  $       61    $      --

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in VERITAS Software Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

 4. CHANGE IN ACCOUNTING PRINCIPLES

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions are adjusted to fair value through current earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative are offset against the change in fair value of the hedges assets, liabilities or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's fair values is immediately recognized in current earnings under other income (expense). The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

 5. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. However, dilutive potential common shares outstanding are not included in the denominator for the three months ended March 31, 2001, as their effect would be anti-dilutive. Potential common shares consist of employee stock options using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes.

                          VERITAS SOFTWARE CORPORATION

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                         2001         2000
                                                       ---------    ---------
Numerator:
  Net loss...........................................  $(156,098)   $(174,383)
                                                       =========    =========
Denominator:
  Denominator for basic net loss per
     share -- weighted-average shares outstanding....    394,829      394,471
  Common stock equivalents...........................         --           --
                                                       ---------    ---------
  Denominator for diluted net loss per share.........    394,829      394,471
                                                       =========    =========
Basic and diluted net loss per share.................  $   (0.40)   $   (0.44)
                                                       =========    =========

     Common stock equivalents included in the denominator for purposes of computing diluted net loss per share do not include 6,747,804 shares issuable upon conversion of the outstanding 5.25% convertible subordinated notes and 12,981,596 shares issuable upon conversion of the outstanding 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented. For the three months ended March 31, 2001, potential common stock equivalents included in the denominator for purposes of computing diluted net loss per share do not include 45,725,284 potential common shares, all related to employee stock options, as their effect would be anti-dilutive.

 6. COMPREHENSIVE LOSS

     The following are the components of comprehensive loss (in thousands):

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                         2001         2000
                                                       ---------    ---------
Net loss.............................................  $(156,098)   $(174,383)
Other comprehensive income (loss), net of tax:
  Foreign currency translation and derivative
     financial instrument adjustments................        801       (1,143)
  Unrealized gain (loss) on marketable securities....     (2,096)          --
                                                       ---------    ---------
Comprehensive loss...................................  $(157,393)   $(175,526)
                                                       =========    =========

     The components of accumulated other comprehensive loss are (in thousands):

                                                         MARCH 31,   DECEMBER 31,
                                                           2001          2000
                                                         ---------   ------------
Foreign currency translation and derivative financial
  instrument adjustments...............................  $ (9,710)     $(10,511)
Unrealized gain (loss) on marketable securities........    (3,040)         (944)
                                                         --------      --------
Accumulated other comprehensive loss...................  $(12,750)     $(11,455)
                                                         ========      ========

 7. DERIVATIVE FINANCIAL INSTRUMENTS

     In the normal course of business, the Company's financial position is subjected to a variety of risks, including market risk associated interest rate fluctuations and currency rate fluctuations on non-functional currency denominated assets and liabilities. The Company regularly assesses risks and has established policies and business practices to protect against effects of these and other potential exposures. The Company uses

                          VERITAS SOFTWARE CORPORATION
derivatives to moderate the financial market risks of its business operations by hedging the foreign currency market exposures underlying certain assets and liabilities and commitments related to customer transactions. The Company does not use derivatives for speculative or trading purposes.

     Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. In September 2000, the Company entered into a three year cross currency interest rate swap ("swap") transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an intercompany loan receivable. This swap was entered into to protect against the risk that the eventual cash flows resulting from the loan receivable will be adversely affected by changes in exchange rates. During the three months ended March 31, 2001, the portion of the hedging instrument excluded from the assessment of the effectiveness and the ineffective portion of hedges had no material impact on earnings for cash flow hedges.

     The effectiveness test for derivatives used to hedge the underlying economic exposure is determined by using the forward-to-forward rate comparison for currency forward contracts, which makes the same-currency hedges perfectly effective.

     Additionally, the Company utilizes foreign currency forward exchange contracts ("forward contracts") to hedge intercompany accounts of certain of its international subsidiaries. Changes in the fair value of forward contracts are recognized in other income (expense) as an offset to the changes in the fair value of the assets or liabilities being hedged.

 8. SUMMARY FINANCIAL INFORMATION OF SUBSIDIARY

     VERITAS and its wholly owned subsidiary, VERITAS Operating Corporation, are co-obligors on VERITAS' 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. VERITAS and VERITAS Operating Corporation are unconditionally, jointly and severally liable for all payments under the notes. On June 30, 2000, VERITAS reorganized its corporate structure that resulted in the elimination of differences in the consolidated financial position and operating results of the parent company and VERITAS Operating Corporation. Consequently, separate summarized financial information of VERITAS and VERITAS Operating Corporation, previously presented pursuant to Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, are no longer presented since such information is now the same as the consolidated financial statements presented elsewhere herein. No other subsidiaries of VERITAS are co-obligors or guarantors of the convertible subordinated notes.

 9. SEGMENT INFORMATION

     The Company operates in one segment, data availability solutions. The Company's products and services are sold throughout the world, through direct, original equipment manufacturer, reseller and distributor channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue by product channels and revenues by geographic regions of the segment and does not receive separate, discrete financial information about asset allocation, expense allocation or profitability from the Company's data availability products or services.

                          VERITAS SOFTWARE CORPORATION

     Geographic information (in thousands):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
User license fees(1):
United States..........................................  $221,038    $152,801
Europe(2)..............................................    63,044      40,389
Other(3)...............................................    24,935      11,126
                                                         --------    --------
          Total........................................   309,017     204,316
                                                         --------    --------
Services(1):
United States..........................................    63,937      32,957
Europe(2)..............................................     9,559       6,086
Other(3)...............................................     4,928       1,281
                                                         --------    --------
          Total........................................    78,424      40,324
                                                         --------    --------
          Total net revenue............................  $387,441    $244,640
                                                         ========    ========

                                                     MARCH 31,     DECEMBER 31,
                                                        2001           2000
                                                     ----------    ------------
Long-lived assets(4):
  United States....................................  $2,233,551     $2,423,292
  Europe(2)........................................      24,615         22,212
  Other(3).........................................       9,991          8,205
                                                     ----------     ----------
          Total....................................  $2,268,157     $2,453,709
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

(2) Europe includes the Middle East and Africa.

(3) Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                        2001           2000
                                                     ----------    ------------
Total long-lived assets............................  $2,268,157     $2,453,709
Other assets, including current....................   1,719,580      1,629,125
                                                     ----------     ----------
          Total consolidated assets................  $3,987,737     $4,082,834
                                                     ==========     ==========

     No customer represented 10% or more of the Company's net revenue for the three months ended March 31, 2001 or for the three months ended March 31, 2000.

10. COMMITMENTS AND CONTINGENCIES

  Facilities lease commitments

     During the first quarter of 2001, the Company amended its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities that the Company currently leases in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five

                          VERITAS SOFTWARE CORPORATION
years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $147.8 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $130.0 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001.

     During the first quarter of 2001, the Company amended its existing lease agreement, originally signed in the first quarter of 2000 for its existing facilities in Roseville, Minnesota. The Company will improve and expand its existing facilities of 62,000 square feet and will develop adjacent property adding 260,000 square feet to the campus, with the first phase of 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $41.5 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $35.5 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the second quarter of 2001.

     During the third quarter of 2000, the Company signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plan to develop the site in two phases, adding a total of 990,990 square feet, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002.

     The Company expects to complete the second phase of 524,990 square feet in the third quarter of 2003. The facilities will provide space for research and development functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and first phase facilities) for $243 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the second quarter of 2002 for the first phase and third quarter of 2003 for the second phase. The Company expects to start negotiating the financing terms of the second phase in the first quarter of 2002.

     The three lease agreements listed above require the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of March 31, 2001.

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

INTERNATIONAL SALES AND OPERATIONS

     Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 26% of our total revenue for the three months ended March 31, 2001 and 24% of our total revenue for the three months ended March 31, 2000. Our international revenue increased 74% from $58.9 million for the three months ended March 31, 2000 to $102.5 million for the three months ended March 31, 2001.

     We believe that our success depends upon continued expansion of our international operations. We currently have sales and service offices and resellers located in North America, Europe, Asia-Pacific, South America and the Middle East, and a development center in India. International expansion will require us to establish additional foreign offices, hire more personnel and recruit new international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that we are unable to meet these additional requirements, growth in international sales will be limited, and this would have an adverse effect on our business, operating results and financial condition. International operations are also subject us to a number of risks inherent in developing and selling products outside the United States, including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability.

SEAGATE TECHNOLOGY TRANSACTION

     On November 22, 2000, we completed a multi-party transaction with Seagate Technology, Inc. ("Seagate") and Suez Acquisition Company (Cayman) Limited ("SAC"), a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of ours merged with and into Seagate, following which Seagate became our wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation. We issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of our common stock and equity securities in Gadzoox Networks, Inc. held by Seagate, which represents a decrease of approximately 18.7 million shares of our outstanding common stock. We recorded the equity securities in Gadzoox and other assets and liabilities assumed from Seagate at their fair values and we accrued $40 million of acquisition related costs. As of March 31, 2001, our other assets included $70 million of indemnification receivable from SAC and $4 million for our ownership in Gadzoox Networks, Inc, our accrued acquisition and restructuring costs included $6 million of direct transaction costs, and our deferred and other income taxes included an additional $132 million, which is net of a deferred tax asset of $3 million related to our ownership in Gadzoox Networks, Inc. We did not acquire Seagate's disc drive business or any other Seagate operating business.

     Acquisition-related costs are summarized below (in millions):

                                                              DIRECT
                                                            TRANSACTION
                                                               COSTS
                                                            -----------
Provision accrued at acquisition date.....................    $ 40.0
Cash payments.............................................      (8.6)
                                                              ------
Balance at December 31, 2000..............................      31.4
Cash payments.............................................     (25.4)
                                                              ------
Balance at March 31, 2001.................................    $  6.0
                                                              ======

     It is anticipated that the remaining $6.0 million will be utilized in 2001.

BUSINESS COMBINATIONS

     On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. On June 1, 1999 we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView.

  NSMG acquisition

     The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. In connection with the NSMG acquisition, we issued 155,583,486 shares of our common stock to Seagate Software and issued options to purchase 15,626,358 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and we are incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For the three months ended March 31, 2001 and 2000, we recorded $206.9 million for the amortization of goodwill and other intangibles, and $14.6 million for the amortization of developed technology related to this acquisition.

     Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million.

     Acquisition-related costs are summarized below (in millions):

                                                                OPERATING LEASE
                                              DIRECT             COMMITMENTS ON           INVOLUNTARY
                                         TRANSACTION COSTS   DUPLICATIVE FACILITIES   TERMINATION BENEFITS   TOTAL
                                         -----------------   ----------------------   --------------------   ------
Provision accrued at acquisition
  date.................................       $ 20.0                 $ 8.2                   $ 15.2          $ 43.4
Cash payments..........................        (17.4)                 (0.3)                    (1.8)          (19.5)
Non-cash charges.......................           --                    --                    (11.7)          (11.7)
                                              ------                 -----                   ------          ------
Balance at December 31, 1999...........          2.6                   7.9                      1.7            12.2
Cash payments..........................         (1.9)                 (1.9)                    (0.9)           (4.7)
                                              ------                 -----                   ------          ------
Balance at December 31, 2000...........          0.7                   6.0                      0.8             7.5
Cash payments..........................         (0.3)                   --                       --            (0.3)
                                              ------                 -----                   ------          ------
Balance at March 31, 2001..............       $  0.4                 $ 6.0                   $  0.8          $  7.2
                                              ======                 =====                   ======          ======

     It is anticipated that the remaining acquisition-related costs accrual of $7.2 million will be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

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

     Restructuring costs are summarized below (in millions):

                                                                                          WRITE OFF
                                          CANCELLATION                                   OF REDUNDANT
                                      OF FACILITIES LEASES       INVOLUNTARY            EQUIPMENT AND
                                      AND OTHER CONTRACTS    TERMINATION BENEFITS   LEASEHOLD IMPROVEMENTS   TOTAL
                                      --------------------   --------------------   ----------------------   -----
Provision accrued at acquisition
  date..............................         $ 8.8                  $ 1.3                   $ 0.9            $11.0
Cash payments.......................            --                   (0.9)                     --             (0.9)
Non-cash charges....................            --                     --                    (0.9)            (0.9)
                                             -----                  -----                   -----            -----
Balance at December 31, 1999........           8.8                    0.4                      --              9.2
Cash payments.......................          (0.2)                    --                      --             (0.2)
Reversals...........................          (3.9)                  (0.4)                     --             (4.3)
                                             -----                  -----                   -----            -----
Balance at December 31, 2000........           4.7                     --                      --              4.7
Cash payments.......................            --                     --                      --               --
                                             -----                  -----                   -----            -----
Balance at March 31, 2001...........         $ 4.7                  $  --                   $  --            $ 4.7
                                             =====                  =====                   =====            =====

     It is anticipated that the remaining restructuring charge accrual of $4.7 million will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through 2012.

  TeleBackup acquisition

     TeleBackup designed, developed and marketed software products for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became our wholly owned subsidiary in exchange for the issuance of 6,842,795 shares of either our common stock or exchangeable shares exchangeable into our common stock to the holders of TeleBackup common shares, and the exchange of options to purchase 154,706 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we are incurring charges of $9.0 million per quarter, primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total purchase price for TeleBackup was $143.1 million and included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For the three months ended March 31, 2001 and 2000, we recorded $8.6 million for amortization of goodwill and other intangibles, and $0.4 million for the amortization of developed technology related to this acquisition.

     The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits.

     Acquisition-related costs are summarized below (in millions):

                                                       DIRECT             INVOLUNTARY
                                                  TRANSACTION COSTS   TERMINATION BENEFITS   TOTAL
                                                  -----------------   --------------------   -----
Provision accrued at acquisition date...........        $ 5.6                $ 0.6           $ 6.2
Cash payments...................................         (5.1)                (0.2)           (5.3)
                                                        -----                -----           -----
Balance at December 31, 1999....................          0.5                  0.4             0.9
Cash payments...................................         (0.2)                (0.4)           (0.6)
                                                        -----                -----           -----
Balance at December 31, 2000....................          0.3                   --             0.3
Cash payments...................................         (0.1)                  --            (0.1)
                                                        -----                -----           -----
Balance at March 31, 2001.......................        $ 0.2                $  --           $ 0.2
                                                        =====                =====           =====

     It is anticipated that the remaining $0.2 million will be utilized in 2001.

  NuView acquisition

     Under an asset purchase agreement, we acquired certain assets of NuView for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we are incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million paid in cash. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For the three months ended March 31, 2001 and 2000, we recorded $4.1 million for amortization of goodwill and other intangibles, and $0.2 million for the amortization of developed technology related to this acquisition.

     For the three months ended March 31, 2001 and 2000, we incurred net losses due to the amortization of developed technology, goodwill and other intangibles related to the acquisitions of the NSMG business, TeleBackup and NuView. Because of these acquisitions, we will incur total charges of $234.8 million per quarter until the second quarter of 2003 related to the amortization of developed technology, goodwill and other intangibles. Because of these significant quarterly charges it is likely that we will remain unprofitable at least through the second quarter of 2003.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total net revenue represented by certain line items from our condensed consolidated statement of operations for the three months ended March 31, 2001 and 2000, respectively, and the percentage changes between the comparable periods:

                                                  PERCENTAGE OF
                                                TOTAL NET REVENUE         PERIOD-TO-PERIOD
                                               -------------------       PERCENTAGE CHANGE
                                               THREE MONTHS ENDED        ------------------
                                                    MARCH 31,            THREE MONTHS ENDED
                                               -------------------         MARCH 31, 2001
                                               2001          2000         COMPARED TO 2000
                                               -----         -----       ------------------
Net revenue:
  User license fees..........................    80%           84%               51%
  Services...................................    20            16                95%
                                                ---           ---               ---
          Total net revenue..................   100           100                58%
Cost of revenue:
  User license fees..........................     3             5                (9)%
  Services...................................     8             8                73%
  Amortization or developed technology.......     4             6                 3%
                                                ---           ---               ---
          Total cost of revenue..............    15            19                28%
                                                ---           ---               ---
Gross profit.................................    85            81                65%
Operating expenses:
  Selling and marketing......................    37            36                63%
  Research and development...................    15            14                60%
  General and administrative.................     6             6                74%
  Amortization of goodwill and other
     intangibles.............................    57            90                 1%
                                                ---           ---               ---
          Total operating expenses...........   115           146                25%
                                                ---           ---               ---
Income (loss) from operations................   (30)          (65)              (26)%
Interest and other income, net...............     5             5                65%
Interest expense.............................    (2)           (3)               (7)%
                                                ---           ---               ---
Income (loss) before income taxes............   (27)          (63)              (32)%
Provision for income taxes...................    13             8               156%
                                                ---           ---               ---
Net income (loss)............................   (40)%         (71)%             (11)%
                                                ===           ===               ===

  Net Revenue

     Total net revenue increased 58% from $244.6 million for the three months ended March 31, 2000 to $387.4 million for the three months ended March 31, 2001. We believe that the percentage increase in total revenue achieved in this period is not necessarily indicative of future results, but we do expect net revenue to continue to grow in 2001. Our revenue comprises user license fees and service revenue.

     User License Fees. User license fees increased 51% from $204.3 million for the three months ended March 31, 2000 to $309.0 million for the three months ended March 31, 2001. The increase was primarily the result of the continued growth in market acceptance of our software products, introduction of new products, a greater volume of large end-user transactions, and increased revenue from original equipment manufacturers. In particular, our user license fees from our data protection, file and volume management and application solutions products increased 45% from $181.9 million for the three months ended March 31, 2000 to $262.9 million for the three months ended March 31, 2001. The user license fees from our data protection, file and volume management and application solutions products accounted for 85% of user license fees for the three months ended March 31, 2001, and 89% for the three months ended March 31, 2000. Our user license fees from our newer clustering and replication products increased 106% from $22.4 million for the three months ended March 31, 2000 to $46.1 million for the three months ended March 31, 2001. For the three months ended March 31, 2001, we also recorded a greater volume of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees increased 111% from $48.7 million for the three months ended March 31, 2000 to $102.7 million for the three months ended March 31, 2001. Our user license fees from original equipment manufacturers increased 44% from $32.7 million for the three months ended March 31, 2000 to $47.4 million for the three months ended March 31, 2001. The user license fees from original equipment manufacturers accounted for 15% of user license fees for the three months ended March 31, 2001 and 16% for the three months ended March 31, 2000.

     Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. Service revenue increased 95% from $40.3 million for the three months ended March 31, 2000 to $78.4 million for the three months ended March 31, 2001. The increase was primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services. Service revenue represented 20% of total net revenue for the three months ended March 31, 2001. We expect service revenue to increase in absolute dollars and to increase slightly as a percentage of total net revenue.

  Cost of Revenue

     Cost of revenue increased 28% from $45.5 million for the three months ended March 31, 2000 to $58.1 million for the three months ended March 31, 2001. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue varies depending upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate in the future, reflecting this mix and the timing differences between increasing our organizational investments and the recognition of revenue that we expect as a result of these investments.

     Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of revenue is the amortization of developed technology acquired in the NSMG, TeleBackup and NuView acquisitions in 1999. Cost of user license fees decreased 2.6% from $27.2 million for the three months ended March 31, 2000 to $26.5 million for the three months ended March 31, 2001. Gross margin on user license fees increased from 87% for the three months ended March 31, 2000 to 91% for the three months ended March 31, 2001. The increase in gross margin on user license fees in 2001 was due to a combination of an increase in user license fees revenue and the stability of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been

97% for the three months ended March 31, 2001 and 94% for the three months ended March 31, 2000. The gross margin on user license fees may vary from period to period based on the license revenue mix, because some products carry higher royalty rates than others. We do not expect gross margin on user license fees to increase in the future.

     Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 73% from $18.3 million for the three months ended March 31, 2000 to $31.7 million for the three months ended March 31, 2001. Gross margin on service revenue increased from 55% for the three months ended March 31, 2000 to 60% for the three months ended March 31, 2001. The gross margin improvement was the result of increased productivity and higher service revenue growth due to support fees from a larger installed customer base. We expect the costs of service revenue to continue to increase in absolute dollars in future periods and we expect the gross margin on service revenue to increase slightly as a percentage.

     Amortization of Developed Technology. Amortization of developed technology increased 3% from $15.4 million for the three months ended March 31, 2000 to $15.8 million for the three months ended March 31, 2001. These amounts mainly represent the amortization of the developed technology recorded upon the acquisition of NSMG, TeleBackup and NuView in 1999. The useful life of the developed technology acquired is four years and we expect the amortization to be approximately $15.8 million per quarter.

  Operating Expenses

     Total operating expenses increased 25% from $357.4 million for the three months ended March 31, 2000 to $446.2 million for the three months ended March 31, 2001. We believe that the percentage increase in total operating expenses in this period is not necessarily indicative of future results, but we do believe that operating expenses will continue to increase as revenue increases and as we continue to expand our operations globally. Our operating expenses are comprised of selling and marketing expenses, research and development, general and administrative expenses, and amortization of goodwill and other intangibles.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 63% from $87.6 million for the three months ended March 31, 2000 to $142.8 million for the three months ended March 31, 2001. The increase in absolute dollars was primarily attributable to increased sales and marketing staffing and, to a lesser extent, increased costs associated with new marketing programs. As a percentage of net revenue, selling and marketing expenses increased slightly from 36% for the three months ended March 31, 2000 to 37% for the three months ended March 31, 2001. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, we expect our selling and marketing expenses to increase in absolute dollars but not to change significantly as a percentage of total net revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 60% from $35.1 million for the three months ended March 31, 2000 to $56.2 million for the three months ended March 31, 2001. The increase was due primarily to increased staffing levels associated with new hires and our acquisitions and expansion of development efforts for new technology. As a percentage of net revenue, research and development expenses increased from 14% for the three months ended March 31, 2000 to 15% for the three months ended March 31, 2001. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses will continue to increase in absolute dollars in future periods and may increase slightly as a percentage of net revenue. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 74% from $14.9 million for the three months ended March 31, 2000 to $25.9 million for the three months ended March 31, 2001. The increase in absolute dollars was primarily due to additional personnel costs, and to a lesser extent, to an increase in other expenses associated with enhancing our infrastructure to support expansion of our operations. As a percentage of net revenue, general and administrative expenses remained consistent at 6% for the three months ended March 31, 2001 and 2000. We expect general and administrative expenses to increase in absolute dollars, but not to change significantly as a percentage of net revenue.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased 1% from $219.8 million for the three months ended March 31, 2000 to $221.2 million for the three months ended March 31, 2001. This amount mainly represents amortization of goodwill, distribution channels, trademarks and other intangibles assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and the other intangibles is four years and we expect the amortization to be approximately $221.7 million per quarter through 2003, and $1.9 million per quarter thereafter through 2005.

     Interest and Other Income, Net. Interest and other income, net increased 65% from $11.3 million for the three months ended March 31, 2000 to $18.6 million for the three months ended March 31, 2001. The increase was primarily due to increased amounts of interest income attributable to the higher level of funds available for investment, which were primarily from the net cash provided by operating activities.

     Interest Expense. Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. Interest expense decreased 7% from $7.5 million for the three months ended March 31, 2000 to $7.0 million for the three months ended March 31, 2001. The decrease was primarily due to the interest expense savings that has been realized because of the conversion of approximately $35.5 million of the 5.25% convertible subordinated notes that occurred in 2000.

     Income Taxes. We had effective tax rates of negative 48% for the three months ended March 31, 2001, compared to negative 13% for the three months ended March 31, 2000. Our March 31, 2001 and 2000 effective tax rates were negative and differed from the combined federal and state statutory rates primarily due to differences attributable to acquisition related charges that were non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Our cash, cash equivalents and short-term investments totaled $1,244.8 million at March 31, 2001 and represented 65.3% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. At March 31, 2001, we had $432.7 million of long-term obligations and stockholders' equity was approximately $2,925.5 million.

     Net cash provided from operating activities was $141.5 million in the three months ended March 31, 2001, and $86.8 million in the three months ended March 31, 2000. For the three months ended March 31, 2001, cash provided by operating activities resulted primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans, and an increase in deferred revenue. These increases were partially offset by a decrease in accrued compensation and benefits, accrued restructuring and acquisition costs, and other accrued liabilities. For the three months ended March 31, 2000, cash provided by operating activities resulted primarily from income, after adjustments to exclude non-cash charges including amortization of intangibles related to acquisition activities, and an increase in deferred revenue, offset somewhat by a decrease in deferred income taxes and an increase in other assets.

     Our investing activities used cash of $49.9 million in the three months ended March 31, 2001, and provided cash of $29.0 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, the primary use of cash was for the purchases of property and business acquisitions. For the three months ended March 31, 2000, cash provided by investing activities resulted primarily from the net decrease in short-term and long-term investments of $49.2 million, offset by capital expenditures of $20.2 million.

     Financing activities provided cash of $36.9 million for the three months ended March 31, 2001, and $77.5 million for the three months ended March 31, 2000 from the issuance of common stock under our employee stock plans.

  Convertible Subordinated Notes

     In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which we received net proceeds of $97.5 million. We and our wholly owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. At March 31, 2001, a total principal amount at maturity of $35.5 million was converted into approximately 3.7 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.5 million outstanding as of March 31, 2001, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

     In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. At March 31, 2001, a total principal amount at maturity of $1.0 million was converted into approximately 28,000 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of March 31, 2001, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

     At March 31, 2001, we have a ratio of long-term debt to total capitalization of approximately 13%. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

  Commitments

     During the third quarter of 2000, we signed a $50.0 million unsecured credit facility with a syndicate of financial institutions. At March 31, 2001, no amount was outstanding. The credit facility is due to expire in September 2001. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization

("EBITDA"), debt on EBITDA and quick ratio, all of which we were in compliance with as of March 31, 2001.

     During the first quarter of 2001, we amended our existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities we currently lease in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and facilities) for $147.8 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value up to $130.0 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001.

     During the first quarter of 2001, we amended our existing lease agreement, originally signed in the first quarter of 2000 for our existing facilities in Roseville, Minnesota. We will improve and expand our existing facilities of approximately 62,000 square feet and will develop adjacent property adding approximately 260,000 square feet to the campus, with the first phase of approximately 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and facilities) for $41.5 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sale price and the guaranteed residual value up to $35.5 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new campus facilities and beginning the lease payments in the second quarter of 2001.

     During the third quarter of 2000, we signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases, adding a total of 990,990 square feet, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. We expect to complete the second phase of 524,990 square feet in the third quarter of 2003. The facilities will provide space for research and development functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. We have an option to purchase the property (land and first phase facilities) for $243 million or, at the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new campus facilities and beginning the lease payments in the second quarter of 2002 for the first phase and third quarter of 2003 for the second phase. We expect to start negotiating the financing terms of the second phase in the first quarter of 2002.

     The three lease agreements listed above require us to maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of March 31, 2001.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, you should carefully consider the following factors when evaluating VERITAS and our business.

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

     - the unpredictability of the timing and magnitude of sales to the retail channel by our resellers and sales by our direct sales force, which tend to generate sales later in our quarters than original equipment manufacturer sales;

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

     - changes in our pricing policies and distribution terms.

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

     - the overall demand for data availability products and services, which is likely to be lower in weak or uncertain general economic and industry conditions; and

     - the possibility of an economic slowdown generally.

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

     We have committed a significant amount of money to obtaining additional systems and facilities to accommodate our current and future anticipated growth. To the extent that this anticipated growth does not occur or occurs more slowly that we anticipate, we may not be able to reduce expenses to the same degree. If we incur operating expenses out of proportion to revenue in any given quarter, our operating results could be adversely impacted.

     WE MAY BE UNABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES

     Our future growth and success depends on our ability to hire and retain qualified employees as needed, and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected. Our personnel needs generally are more acute than those facing most companies. We need to hire and retain sales, technical and senior management personnel to support the planned expansion of our business and to meet the anticipated increased customer demand for our products and services. Competition for people with the skills we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area make our recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs. In addition, the exercise of stock options in the U.S. and certain foreign jurisdictions may result in substantial increases in our employer payroll tax liabilities. We cannot assure you that we will be successful in hiring or retaining new personnel. Even if we are successful in hiring and retaining new personnel, the resulting growth is likely to be disruptive to our business and could have an adverse effect on our ability to maintain our anticipated growth.

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

     SALES OF A SMALL NUMBER OF PRODUCT LINES MAKE UP A SUBSTANTIAL PORTION OF OUR REVENUE

     We derive and expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected. For the three months ended March 31, 2001, we derived approximately $260.8 million, or 84%, of our license revenue from storage management products, including VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup and VERITAS Backup Exec.

     WE DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM ONLY A FEW CUSTOMERS

     Although for the three months ended March 31, 2001 and 2000 no single customer accounted for greater than 10% of our total net revenue, we still derive significant revenue from a small number of customers. If any of them were to reduce purchases from us, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of these customers have recently announced that their own businesses are slowing, which could adversely affect their demand for our products. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

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

     OUR FOREIGN OPERATIONS AND SALES CREATE SPECIAL PROBLEMS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     An investment in our securities is riskier than an investment in many businesses because we have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. As of March 31, 2001, we had approximately 934 employees in Europe, 590 employees in the Asia-Pacific region, and 79 employees in Japan. Our foreign operations are subject to risks, including:

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

     OUR GROWTH STRATEGY IS RISKIER THAN OTHERS BECAUSE IT IS BASED UPON ACQUISITIONS OF OTHER BUSINESSES

     An investment in our securities is riskier than investments in many other companies because our growth strategy includes acquisitions. We have grown through acquisitions in the past and expect to pursue acquisitions in the future.

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

     In November 2000, in the leveraged buyout and merger transaction involving VERITAS and Seagate Technology, Seagate Technology sold all of its operating assets to Suez Acquisition (Cayman) Company, and Seagate Technology became our subsidiary. As part of the transaction, Suez Acquisition Company assumed and agreed to indemnify our subsidiary and us for substantially all liabilities arising in connection with Seagate's operations prior to the transaction. However, governmental organizations or other third parties may seek recourse against our subsidiary or us for these liabilities. Prior to the transaction, Seagate was a large, multinational enterprise that owned or leased facilities and offices in numerous states and foreign countries and employed over 60,000 people worldwide. As a result, our subsidiary could receive claims related to a wide range of possible liabilities. Some areas of potential liability include:

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

     Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management attention from our core business. Moreover, if Suez Acquisition Company is unable or unwilling to indemnify our subsidiary or us under the indemnification agreement for any of these liabilities, we could experience a material adverse effect on our business and operating results.

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

     WE ARE INCURRING SIGNIFICANT ACCOUNTING CHARGES IN CONNECTION WITH OUR ACQUISITIONS THAT ARE CREATING NET LOSSES IMMEDIATELY AND IN THE FUTURE

     The significant costs of integration associated with the NSMG, TeleBackup and NuView acquisitions in 1999 increase the risk that we will not realize the anticipated benefits of those acquisitions. Because we accounted for these acquisitions using the purchase method of accounting, we recorded goodwill and other intangible assets of approximately $3,754.9 million in 1999. This amount is being amortized over four years, and is resulting in charges to operations of approximately $234.8 million per quarter until the second quarter of 2003. As a result of these charges, we expect to continue to have net losses for the foreseeable future.

     WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT WE MAY BE UNABLE TO SERVICE OR REPAY

     In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004, of which $64.5 million was outstanding as of March 31, 2001. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $464.7 million was outstanding as of March 31, 2001. As of March 31, 2001, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay our debts as they come due, we could be in default of those debts. For example, the notes could be declared immediately due and payable if we do not make timely payments. Our substantial leverage could also increase our vulnerability to general adverse economic and industry conditions because it makes it more difficult for us to raise capital if needed.

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

     In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms. Also, these third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing this software. Our inability to use any of this third party software could result in shipment delays or other disruptions in our business, which could materially and adversely affect our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

     We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at March 31, 2001 was immaterial to our consolidated financial statements.

     Our outstanding forward contracts as of March 31, 2001 are presented in the table below. This table presents the notional amounts using March 31, 2001 exchange rates and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for the Australian dollar, the Euro and the British pound. All of these forward contracts mature in 34 days or less as of March 31, 2001 (dollars in thousands):

                                                                          NOTIONAL WEIGHTED
                                                                          AVERAGE EXCHANGE
                                                       NOTIONAL AMOUNT          RATE
                                                       ---------------    -----------------
FUNCTIONAL CURRENCY -- U.S. DOLLAR
Australian dollar....................................      $ 5,676               0.494
British pound........................................      $15,672               1.438
Euro.................................................      $48,247               0.889
Japanese yen.........................................      $ 9,053             122.250
Norwegian kroner.....................................      $   165               9.108
Swiss franc..........................................      $   580               1.721
                                                           -------
          Total......................................      $79,393
FUNCTIONAL CURRENCY -- EURO
Australian dollar....................................      $   553               1.806
British pound........................................      $ 5,597               0.618
Swedish krona........................................      $ 1,847               9.176
Swiss franc..........................................      $ 1,160               1.531
                                                           -------
          Total......................................      $ 9,157
                                                           -------
          Grand total................................      $88,550
                                                           =======

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2001, approximately 80% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 55% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $432.7 million consists of 5.25% convertible subordinated notes due 2004 of $64.5 million (the "5.25% notes") and 1.856% convertible subordinated notes due 2006 of $368.2 million (the "1.856% notes"). The interest rate of 1.856% on the 1.856% notes, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of our cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average interest rates as of March 31, 2001 by year of maturity. At

March 31, 2001, amortized cost approximated fair value for all cash equivalents and investments (dollars in thousands):

                                                  2002 AND                   FAIR VALUE
                                       2001      THEREAFTER    2001 TOTAL    TOTAL 2001    TOTAL 2000
                                     --------    ----------    ----------    ----------    ----------
Cash equivalents and short-term
  investments:
  Fixed rate.......................  $401,785     $ 76,048      $477,833     $  480,607     $763,839
  Average fixed rate...............      5.49%        6.91%         5.72%          5.68%        6.05%
  Variable rate....................  $ 10,700     $  1,500      $ 12,200     $   12,200     $ 10,000
  Average variable rate............      5.07%        6.88%         5.11%          5.11%        5.91%
Total cash equivalents and
  short-term investments:
  Investments......................  $412,485     $ 77,548      $490,033     $  492,807     $773,839
  Average rate.....................      5.48%        6.88%         5.70%          5.67%        6.05%
Long-term investments:
  Fixed rate.......................        --     $119,816      $119,816     $  121,945     $ 49,004
  Average fixed rate...............        --         6.36%         6.36%          6.25%        5.75%
Long-term debt:
  Fixed rate.......................        --     $432,653      $432,653     $2,102,403     $454,557
  Average fixed rate...............        --         6.31%         6.31%          6.31%        6.22%

     In September 2000, we entered into a three year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, EURO denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar fixed principal and interest payments. As a result of entering into the cross currency interest rate swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the cross currency interest rate swap. Because we are receiving fixed interest payments under the cross currency interest rate swap transaction, we are still subject to fluctuations in U.S. dollar interest rates. As of March 31, 2001 the impact of these fluctuations was not significant.

EQUITY PRICE RISK

     We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of March 31, 2001, we had marketable equity securities in two companies, representing a total market value of $6.3 million. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by approximately $0.6 million. Subsequent to March 31, 2000, many high-technology stocks have experienced a significant decrease in value. If our marketable equity security investments as of March 31, 2001 had been valued using prices as of April 30, 2001, the value of these securities would have increased by approximately $0.8 million, or 12.1%. This estimate is not necessarily indicative of future performance and actual results may differ materially. We also have begun to make investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will complement our own research and development efforts, provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We cannot assure you that this initiative will have the above mentioned desired results, or even that we will not lose all or any part of these investments.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 12, 2001, the Delaware Chancery Court approved the settlement of and dismissed the Delaware lawsuit captioned In Re Seagate Technology, Inc. Shareholders Litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

                                                                 INCORPORATED BY REFERENCE
    EXHIBIT                                                      --------------------------    FILED
    NUMBER                   EXHIBIT DESCRIPTION                 FORM      DATE     NUMBER    HEREWITH
    -------                  -------------------                 -----   ---------  -------   --------
    10.01 *   VERITAS 1993 Equity Incentive Plan, as amended      S-8    03/29/01    4.01
    10.02 *   VERITAS 1993 Employee Stock Purchase Plan, as       S-8    03/29/01    4.02
              amended
    10.03     Third Amendment and Restatement of Certain                                         X
              Operative Agreements and Other Agreements dated
              April 5, 2001 among VERITAS Software Global
              Corporation, the various parties to the
              participation agreement and other operative
              agreements from time to time, First Security
              Bank, National Association, as "Owner Trustee",
              the various banks and other lending institutions
              which are parties to the participation agreement
              and other operative agreements from time to time
              as "Holders", the various banks and other lending
              institutions which are parties to the
              participation agreement and other operative
              agreements from time to time as "Lenders", and
              Bank of America, N.A., as the "Agent" for the
              secured parties (Mountain View, CA)
    10.04     Second Amendment and Restatement of Certain                                        X
              Operative Agreements and Other Agreements dated
              April 5, 2001 among VERITAS Software Global
              Corporation, the various parties to the
              participation agreement and other operative
              agreements from time to time, First Security
              Bank, National Association, as "Owner Trustee",
              the various banks and other lending institutions
              which are parties to the participation agreement
              and other operative agreements from time to time
              as "Holders", the various banks and other lending
              institutions which are parties to the
              participation agreement and other operative
              agreements from time to time as "Lenders", and
              Bank of America, N.A., as the "Agent" for the
              secured parties (Roseville, MN)

---------------
* Management contract, compensatory plan or arrangement

     (b) REPORTS ON FORM 8-K

    DATE OF REPORT   ITEM(S)                           DESCRIPTION
    --------------   -------                           -----------
       01/24/01       5, 7     VERITAS announced financial results for its fourth quarter ended December 31, 2000 and included the press release.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2001.

                                          VERITAS SOFTWARE CORPORATION

                                                /s/ KENNETH E. LONCHAR
                                          --------------------------------------
                                                    Kenneth E. Lonchar
                                               Executive Vice President and
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

                                 EXHIBIT INDEX

                                                                 INCORPORATED BY REFERENCE
  EXHIBIT                                                        --------------------------    FILED
  NUMBER                    EXHIBIT DESCRIPTION                  FORM      DATE     NUMBER    HEREWITH
  -------                   -------------------                  -----   ---------  -------   --------
  10.01*    VERITAS 1993 Equity Incentive Plan, as amended        S-8    03/29/01    4.01
  10.02*    VERITAS 1993 Employee Stock Purchase Plan, as         S-8    03/29/01    4.02
            amended
  10.03     Third Amendment and Restatement of Certain                                           X
            Operative Agreements and Other Agreements dated
            April 5, 2001 among VERITAS Software Global
            Corporation, the various parties to the
            participation agreement and other operative
            agreements from time to time, First Security Bank,
            National Association, as "Owner Trustee", the
            various banks and other lending institutions which
            are parties to the participation agreement and
            other operative agreements from time to time as
            "Holders", the various banks and other lending
            institutions which are parties to the participation
            agreement and other operative agreements from time
            to time as "Lenders", and Bank of America, N.A., as
            the "Agent" for the secured parties (Mountain View,
            CA)
  10.04     Second Amendment and Restatement of Certain                                          X
            Operative Agreements and Other Agreements dated
            April 5, 2001 among VERITAS Software Global
            Corporation, the various parties to the
            participation agreement and other operative
            agreements from time to time, First Security Bank,
            National Association, as "Owner Trustee", the
            various banks and other lending institutions which
            are parties to the participation agreement and
            other operative agreements from time to time as
            "Holders", the various banks and other lending
            institutions which are parties to the participation
            agreement and other operative agreements from time
            to time as "Lenders", and Bank of America, N.A., as
            the "Agent" for the secured parties (Roseville, MN)

---------------
* Management contract, compensatory plan or arrangement