Form 10-Q
period 2001-06-30
VERITAS SOFTWARE CORP /DE/
filed 2001-08-13
CIK 1084408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to

 .

Commission file number: 000-26247

VERITAS SOFTWARE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0507675

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Ellis Street

Mountain View, California 94043
(650) 527-8000
(Address, including Zip Code, of Registrant’s Principal Executive Offices
and Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      The number of shares of the registrant’s common stock outstanding as of July 31, 2001 was 399,815,002 shares.

VERITAS SOFTWARE CORPORATION

i

PART I:  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	June 30,	December 31,
	2001	2000

	(Unaudited)

Current assets:

Cash and cash equivalents	$868,018	$886,558

Short-term investments	340,310	232,891

Accounts receivable, net of allowance for doubtful accounts of $9,618 at June 30, 2001 and $7,810 at December 31, 2000	189,544	186,863

Deferred income taxes	38,017	38,017

Other current assets	40,358	38,303

Total current assets	1,476,247	1,382,632

Long-term investments	281,379	136,111

Property and equipment, net	217,853	168,389

Goodwill and other intangibles, net	1,844,109	2,285,320

Other non-current assets	114,401	110,382

Total assets	$3,933,989	$4,082,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$40,225	$45,250

Accrued compensation and benefits	72,752	63,838

Accrued acquisition and restructuring costs	17,158	44,123

Other accrued liabilities	81,180	69,289

Income taxes payable	35,485	34,454

Deferred revenue	228,564	201,001

Total current liabilities	475,364	457,955

Convertible subordinated notes	436,459	429,176

Deferred and other income taxes	186,288	213,132

Stockholders’ equity:

Common stock	418	412

Additional paid-in capital	5,989,236	5,847,844

Accumulated deficit	(1,437,241)	(1,152,166)

Accumulated other comprehensive loss	(14,471)	(11,455)

Treasury stock, cost; 18,675 shares at June 30, 2001 and December 31, 2000	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,835,878	2,982,571

Total liabilities and stockholders’ equity	$3,933,989	$4,082,834

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenue:

User license fees	$293,680	$224,851	$602,697	$429,167

Services	96,543	50,585	174,967	90,909

Total net revenue	390,223	275,436	777,664	520,076

Cost of revenue:

User license fees	9,711	8,199	20,379	19,977

Services	34,361	20,165	66,031	38,464

Amortization of developed technology	15,713	15,553	31,504	30,948

Total cost of revenue	59,785	43,917	117,914	89,389

Gross profit	330,438	231,519	659,750	430,687

Operating expenses:

Selling and marketing	145,716	106,109	288,521	193,692

Research and development	59,881	39,205	116,106	74,318

General and administrative	28,486	17,595	54,390	32,506

Amortization of goodwill and other intangibles	221,743	219,758	442,969	439,517

Total operating expenses	455,826	382,667	901,986	740,033

Loss from operations	(125,388)	(151,148)	(242,236)	(309,346)

Interest and other income, net	17,212	12,777	35,840	24,040

Interest expense	(7,325)	(7,525)	(14,295)	(15,048)

Loss before income taxes	(115,501)	(145,896)	(220,691)	(300,354)

Provision for income taxes	13,475	26,445	64,384	46,370

Net loss	$(128,976)	$(172,341)	$(285,075)	$(346,724)

Net loss per share — basic and diluted	$(0.32)	$(0.43)	$(0.72)	$(0.87)

Number of shares used in computing per share amounts — basic and diluted	398,017	400,787	396,432	397,645

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(285,075)	$(346,724)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	39,664	19,639

Amortization of goodwill and other intangibles	442,969	439,517

Amortization of developed technology	31,504	30,948

Amortization of original issue discount on convertible notes	7,365	7,016

Deferred income taxes	(26,967)	(26,967)

Changes in operating assets and liabilities, net of effects of business acquisitions:

Accounts receivable	(2,681)	(6,365)

Other assets	7,343	(7,286)

Accounts payable	(5,025)	6,879

Accrued compensation and benefits	8,914	16,621

Accrued acquisition and restructuring costs	(27,165)	(4,299)

Other accrued liabilities	(2,109)	999

Income taxes payable	1,031	(6,482)

Tax benefits from stock plans	83,841	82,200

Deferred revenue	27,563	39,140

Net cash provided by operating activities	301,172	244,836

Cash flows from investing activities:

Purchases of investments	(642,407)	(448,444)

Investment maturities	389,720	480,670

Purchases of property and equipment	(87,190)	(48,076)

Purchases of businesses and technologies	(21,000)	(2,520)

Strategic investments in businesses	(13,110)	(12,000)

Net cash used for investing activities	(373,987)	(30,370)

Cash flows from financing activities:

Proceeds from issuance of common stock	57,475	63,203

Net cash provided by financing activities	57,475	63,203

Effect of exchange rate changes	(3,200)	(2,154)

Net increase (decrease) in cash and cash equivalents	(18,540)	275,515

Cash and cash equivalents at beginning of period	886,558	148,244

Cash and cash equivalents at end of period	$868,018	$423,759

Supplemental disclosures:

Cash paid for interest	$6,005	$6,947

Cash paid for income taxes	$7,513	$(2,088)

Supplemental schedule of non-cash financing transactions:

Issuance of common stock for conversion of notes	$82	$1,473

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  1.   Basis of presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in VERITAS Software Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

  2.   Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  3.   Comparative Information

      The Company has reclassified certain comparative information to conform with current period financial presentation.

  4.   Change in accounting principles

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions are adjusted to fair value through current earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative are offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s fair value is immediately recognized in current earnings under other income (expense). The adoption of SFAS 133 did not have a material impact on the Company’s consolidated financial position or operating results.

  5.   Net loss per share

      Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. However, dilutive potential common shares outstanding are not included in the denominator for the three or six months ended June 30,

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2001 and 2000, as their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net loss	$(128,976)	$(172,341)	$(285,075)	$(346,724)

Denominator:

Denominator for basic net loss per share — weighted-average shares outstanding	398,017	400,787	396,432	397,645

Common stock equivalents	—	—	—	—

Denominator for diluted net loss per share	398,017	400,787	396,432	397,645

Basic and diluted net loss per share	$(0.32)	$(0.43)	$(0.72)	$(0.87)

      Common stock equivalents included in the denominator for purposes of computing diluted net loss per share do not include shares related to employee stock options, shares issuable upon conversion of the outstanding 5.25% convertible subordinated notes or shares issuable upon conversion of the outstanding 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented. The following table sets forth the common stock equivalents that were excluded from the net loss per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Employee stock options using the treasury stock method	22,901,493	36,866,696	24,010,074	39,812,006

Employee stock options with exercise prices exceeding the average fair value	19,732,483	1,102,475	19,136,253	712,218

5.25% convertible subordinated notes	6,747,802	10,355,023	6,749,297	10,433,661

1.856% convertible subordinated notes	12,981,442	13,003,514	12,981,640	13,008,250

      The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three and six months ended June 30, 2001 and 2000 are $97.88, $99.32, $133.40 and $133.54 per share, respectively.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  6.   Comprehensive loss

      The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss	$(128,976)	$(172,341)	$(285,075)	$(346,724)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	2,420	(1,011)	2,374	(2,154)

Derivative financial instrument adjustments	(6,421)	—	(5,574)	—

Unrealized gain or loss on marketable securities	2,281	8,901	184	8,901

Comprehensive loss	$(130,696)	$(164,451)	$(288,091)	$(339,977)

      The components of accumulated other comprehensive loss are (in thousands):

	June 30,	December 31,
	2001	2000

Foreign currency translation adjustments	$(8,137)	$(10,511)

Derivative financial instrument adjustments	(5,574)	—

Unrealized loss on marketable securities	(760)	(944)

Accumulated other comprehensive loss	$(14,471)	$(11,455)

  7.   Derivative financial instruments

      In the normal course of business, the Company’s financial position is subjected to a variety of risks, including market risk associated with interest rate fluctuations and currency rate fluctuations on non-functional currency denominated assets and liabilities. The Company regularly assesses risks and has established policies and business practices to protect against effects of these and other potential exposures. The Company uses derivatives to moderate the financial market risks of its business operations by hedging the foreign currency market exposures underlying certain assets and liabilities and commitments related to customer transactions. The Company does not use derivatives for speculative or trading purposes.

      Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. In September 2000, the Company entered into a three year cross currency interest rate swap (“swap”) transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an intercompany loan receivable. This swap was entered into to protect against the risk that the eventual cash flows resulting from the loan receivable will be adversely affected by changes in exchange rates. During the six months ended June 30, 2001, there was no portion of the hedging instrument excluded from the assessment of the effectiveness. Additionally, there was no ineffective portion of the hedge.

      The effectiveness test for derivatives used to hedge the underlying economic exposure is determined by using the change in the forward rate for each derivative.

      Additionally, the Company utilizes foreign currency forward exchange contracts (“forward contracts”) to hedge intercompany accounts of certain of its international subsidiaries. Changes in the fair value of forward

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

contracts are recognized in other income (expense) as an offset to the changes in the fair value of the assets or liabilities being hedged.

8. Segment information

      The Company operates in one segment, data availability solutions. The Company’s products and services are sold throughout the world, through direct, original equipment manufacturer, reseller and distributor channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue by product channels and revenues by geographic regions of the segment and does not receive separate, discrete financial information about asset allocation, expense allocation or profitability from the Company’s data availability products or services.

      Geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

User license fees(1):

United States	$196,322	$165,609	$417,360	$318,410

Europe(2)	68,342	34,619	131,386	75,008

Other(3)	29,016	24,623	53,951	35,749

Total	293,680	224,851	602,697	429,167

Services(1):

United States	76,721	43,658	140,658	76,615

Europe(2)	13,928	5,641	23,487	11,727

Other(3)	5,894	1,286	10,822	2,567

Total	96,543	50,585	174,967	90,909

Total net revenue	$390,223	$275,436	$777,664	$520,076

	June 30,	December 31,
	2001	2000

Long-lived assets(4):

United States	$2,021,837	$2,423,292

Europe(2)	28,234	22,212

Other(3)	11,891	8,205

Total	$2,061,962	$2,453,709

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported (in thousands):

	June 30,	December 31,
	2001	2000

Total long-lived assets	$2,061,962	$2,453,709

Other assets, including current	1,872,027	1,629,125

Total consolidated assets	$3,933,989	$4,082,834

      No customer represented 10% or more of the Company’s net revenue for each of the three and six months ended June 30, 2001 or for each of the three and six months ended June 30, 2000.

9. Commitments and contingencies

  Facilities lease commitments

      During the first quarter of 2001, the Company amended its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities that the Company currently leases in Mountain View. The new corporate campus facilities were developed in one phase for a total of 425,000 square feet and provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $147.8 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $130.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company now occupies a portion of the new corporate campus facilities and began making lease payments in the second quarter of 2001.

      During the first quarter of 2001, the Company amended its existing lease agreement, originally signed in the first quarter of 2000, for its existing facilities in Roseville, Minnesota. The Company improved and expanded its existing facilities of 62,000 square feet and developed adjacent property adding 260,000 square feet to the campus, with the first phase of 142,000 square feet completed in the second quarter of 2001. The facilities provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $41.5 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $36.0 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company now occupies the new campus facilities and began making lease payments in the second quarter of 2001.

      During the third quarter of 2000, the Company signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plans to develop the site in two phases, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and first phase facilities) for $243.0 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220.0 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new campus facilities and

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

beginning the lease payments in the second quarter of 2002 for the first phase. The Company is currently analyzing its construction schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

      The three lease agreements listed above require the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of June 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements that reflect our plans, estimates and beliefs, including such statements regarding revenue growth, international expansion, fluctuations in gross margins and changes in expenses. These forward-looking statements are based on information available to us at the time of this report. We assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those detailed from time to time in our filings with the Securities and Exchange Commission and those discussed below and elsewhere in this Form 10-Q, particularly in “Factors That May Affect Future Results.”

      Unless expressly stated or the content otherwise requires, the terms “we”, “our”, “us” and “VERITAS” refer to VERITAS Software Corporation and its subsidiaries.

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

      We derive user license fee revenue from shipments of our software products to end-user customers through direct sales channels, indirect sales channels and original equipment manufacturer customers. Our original equipment manufacturer customers either bundle our products with the products licensed by the original equipment manufacturers or offer them as options. Some original equipment manufacturers also resell our products. We receive a royalty each time the original equipment manufacturer licenses to a customer a copy of the original equipment manufacturer’s products that incorporates one or more of our products. Our license agreements with our original equipment manufacturer customers generally contain no minimum sales requirements. We cannot assure you that any original equipment manufacturer will either commence or continue shipping operating systems incorporating our products in the future. When we enter into new agreements with original equipment manufacturer customers and resellers, a significant period of time may elapse before we realize any associated revenue, due to development work that we must generally undertake in these agreements and the time needed for the sales and marketing organizations within these customers and distributors to become familiar with and gain confidence in our products.

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

International sales and operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 30% of our total revenue for the three months ended June 30, 2001 and 24% of our total revenue for the three months ended June 30, 2000, for 28% of our total revenue for the six months ended June 30, 2001 and 24% of our total revenue for the six months ended June 30, 2000. Our international revenue increased 77% from $66.2 million for the three months ended June 30, 2000 to $117.2 million for the three months ended June 30, 2001, and increased 76% from $125.1 million for the six months ended June 30, 2000 to $219.6 million for the six months ended June 30, 2001.

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

Seagate Technology transaction

      On November 22, 2000, we completed a multi-party transaction with Seagate Technology, Inc. (“Seagate”) and Suez Acquisition Company (Cayman) Limited (“SAC”), a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of ours merged with and into Seagate, following which Seagate became our wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation. We issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of our common stock and equity securities in Gadzoox Networks, Inc. (“Gadzoox”) held by Seagate, which represented a decrease of approximately 18.7 million shares of our outstanding common stock. We recorded the equity securities in Gadzoox and other assets and liabilities assumed from Seagate at their fair values and we accrued $40.0 million of acquisition related costs. All equity securities in Gadzoox have been sold as of June 30, 2001. As of June 30, 2001, our other assets included $70.0 million of indemnification receivable from SAC, our accrued acquisition and restructuring costs included $5.8 million of direct transaction costs, and our deferred and other income taxes included an additional $135.0 million. We did not acquire Seagate’s disc drive business or any other Seagate operating business.

      Acquisition-related costs are summarized below (in millions):

Direct
transaction
costs

Provision accrued at acquisition date	$40.0

Cash payments	(8.6)

Balance at December 31, 2000	31.4

Cash payments	(25.6)

Balance at June 30, 2001	$5.8

      We anticipate that the remaining $5.8 million will be utilized in 2001.

Business combinations

      On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. On June 1, 1999 we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView.

  NSMG acquisition

      The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. In connection with the NSMG acquisition, we issued 155,583,486 shares of our common stock to Seagate Software, Inc. and issued options to purchase 15,626,358 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and we are incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For each of the three months ended June 30, 2001 and 2000, we recorded $206.9 million for the amortization of goodwill and other intangibles, and $14.6 million for the amortization of developed technology related to this acquisition, and for each of the six months ended June 30, 2001 and 2000, we recorded $413.8 million for the amortization of goodwill and other intangibles, and $29.2 million for the amortization of developed technology related to this acquisition.

      Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million.

      Acquisition-related costs are summarized below (in millions):

		Operating lease
	Direct	commitments on	Involuntary
	transaction costs	duplicative facilities	termination benefits	Total

Provision accrued at acquisition date	$20.0	$8.2	$15.2	$43.4

Cash payments	(17.4)	(0.3)	(1.8)	(19.5)

Non-cash charges	—	—	(11.7)	(11.7)

Balance at December 31, 1999	2.6	7.9	1.7	12.2

Cash payments	(1.9)	(1.9)	(0.9)	(4.7)

Balance at December 31, 2000	0.7	6.0	0.8	7.5

Cash payments	(0.7)	(0.1)	(0.3)	(1.1)

Balance at June 30, 2001	$—	$5.9	$0.5	$6.4

      We anticipate that the remaining acquisition-related costs accrual of $6.4 million will be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

      In addition, we recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge consisted of cancellation of facilities leases and other contracts of $8.8 million,, involuntary termination benefits relating to the salary and fringe benefit expense for terminated employees in research and development of $1.3 million and $0.9 million of write-off of redundant equipment and leasehold improvements. The involuntarily terminated employees represented 2% of the global workforce. In the fourth quarter of 2000, mainly as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, we reversed $4.3 million of the restructuring charge.

      Restructuring costs are summarized below (in millions):

			Write-off
	Cancellation		of redundant
	of facilities leases	Involuntary	equipment and
	and other contracts	termination benefits	leasehold improvements	Total

Provision accrued at acquisition date	$8.8	$1.3	$0.9	$11.0

Cash payments	—	(0.9)	—	(0.9)

Non-cash charges	—	—	(0.9)	(0.9)

Balance at December 31, 1999	8.8	0.4	—	9.2

Cash payments	(0.2)	—	—	(0.2)

Reversals	(3.9)	(0.4)	—	(4.3)

Balance at December 31, 2000	4.7	—	—	4.7

Cash payments	(0.1)	—	—	(0.1)

Balance at June 30, 2001	$4.6	$—	$—	$4.6

      We anticipate that the remaining restructuring charge accrual of $4.6 million will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through 2012.

  TeleBackup acquisition

      TeleBackup designed, developed and marketed software products for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became our wholly owned subsidiary in exchange for the issuance of 6,842,795 shares of either our common stock or exchangeable shares exchangeable into our common stock to the holders of TeleBackup common shares, and the exchange of options to purchase 154,706 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we are incurring charges of $9.0 million per quarter, primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total purchase price for TeleBackup was $143.1 million and included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For the three months ended June 30, 2001 and 2000, we recorded $8.6 million for the amortization of goodwill and other intangibles, and $0.4 million for the amortization of developed technology related to this acquisition, and for the six months ended June 30, 2001 and 2000, we recorded $17.2 million for the amortization of goodwill and other intangibles, and $0.8 million for the amortization of developed technology related to this acquisition.

      The acquisition costs of $6.2 million consisted primarily of direct transaction costs and involuntary termination benefits.

      Acquisition-related costs are summarized below (in millions):

	Direct	Involuntary
	transaction costs	termination benefits	Total

Provision accrued at acquisition date	$5.6	$0.6	$6.2

Cash payments	(5.1)	(0.2)	(5.3)

Balance at December 31, 1999	0.5	0.4	0.9

Cash payments	(0.2)	(0.4)	(0.6)

Balance at December 31, 2000	0.3	—	0.3

Cash payments	(0.1)	—	(0.1)

Balance at June 30, 2001	$0.2	$—	$0.2

      We anticipate that the remaining $0.2 million will be utilized in 2001.

  NuView acquisition

      Under an asset purchase agreement, we acquired certain assets of NuView for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we are incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million paid in cash. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For the three months ended June 30, 2001 and 2000, we recorded $4.1 million for amortization of goodwill and other intangibles, and $0.2 million for the amortization of developed technology related to this acquisition, and for the six months ended June 30, 2001 and 2000, we recorded $8.2 million for amortization of goodwill and other intangibles, and $0.3 million for the amortization of developed technology related to this acquisition.

      For the three and six months ended June 30, 2001 and 2000, we incurred net losses due to the amortization of developed technology, goodwill and other intangibles mainly related to the acquisitions of the NSMG business, TeleBackup and NuView. From all of our acquisitions, we will incur total charges of $237.6 million per quarter until the fourth quarter of 2001 related to the amortization of developed technology, goodwill and other intangibles. Because of these significant quarterly charges, it is likely that we will remain unprofitable at least through the fourth quarter of 2001. On January 1, 2002, upon adoption of newly issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles will change. As extensive effort is needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report. Refer to the New Accounting Pronouncements section on page 19 for the impacts of the adoption of SFAS No. 141 and SFAS No. 142 on our financial statements.

Results of Operations

      The following table sets forth the percentage of total net revenue represented by certain line items from our condensed consolidated statement of operations for the three months and six months ended June 30, 2001 and 2000, respectively, and the percentage changes between the comparable periods:

	Percentage of
	Total Net Revenue
			Period-to-Period
			Percentage Change
	Three Months Ended
	June 30,		Three Months Ended
			June 30, 2001
	2001	2000	Compared to 2000

Net revenue:

User license fees	75%	82%	31%

Services	25	18	91

Total revenue	100	100	42

Cost of revenue:

User license fees	3	3	18

Services	8	7	70

Amortization or developed technology	4	6	1

Total cost of revenue	15	16	36

Gross profit	85	84	43

Operating expenses:

Selling and marketing	38	39	37

Research and development	15	14	53

General and administrative	7	6	62

Amortization of goodwill and other intangibles	57	80	1

Total operating expenses	117	139	19

Loss from operations	(32)	(55)	(17)

Interest and other income, net	4	5	34

Interest expense	(2)	(3)	(3)

Loss before income taxes	(30)	(53)	(21)

Provision for income taxes	3	10	49

Net loss	(33)%	(63)%	(25)%

	Percentage of
	Total Net Revenue
			Period-to-Period
			Percentage Change
	Six Months Ended
	June 30,		Six Months Ended
			June 30, 2001
	2001	2000	Compared to 2000

Net revenue:

User license fees	78%	83%	40%

Services	22	17	93

Total revenue	100	100	50

Cost of revenue:

User license fees	3	4	2

Services	8	7	72

Amortization or developed technology	4	6	2

Total cost of revenue	15	17	32

Gross profit	85	83	53

Operating expenses:

Selling and marketing	37	37	49

Research and development	15	14	56

General and administrative	7	6	67

Amortization of goodwill and other intangibles	57	85	1

Total operating expenses	116	142	22

Loss from operations	(31)	(59)	(22)

Interest and other income, net	4	4	49

Interest expense	(2)	(3)	(5)

Loss before income taxes	(29)	(58)	(27)

Provision for income taxes	8	9	39

Net loss	(37)%	(67)%	(17)%

  Net Revenue

      Total net revenue increased 42% from $275.4 million for the three months ended June 30, 2000 to $390.2 million for the three months ended June 30, 2001, and increased 50% from $520.1 million for the six months ended June 30, 2000 to $777.7 million for the six months ended June 30, 2001. We believe that the percentage increase in total revenue achieved in this period is not necessarily indicative of future results, but we do expect total net revenue to continue to grow in 2001 compared to 2000. Our revenue is comprised of user license fees and service revenue.

      User License Fees. User license fees increased 31% from $224.9 million for the three months ended June 30, 2000 to $293.7 million for the three months ended June 30, 2001, and increased 40% from $429.2 million for the six months ended June 30, 2000 to $602.7 million for the six months ended June 30, 2001. The increases were primarily the result of the continued growth in market acceptance of our software products, a greater volume of large end-user transactions, and increased revenue from original equipment manufacturers. In particular, our user license fees from our data protection, file and volume management and application solutions products increased 37% from $187.8 million for the three months ended June 30, 2000 to $257.3 million for the three months ended June 30, 2001, and increased 41% from $369.8 million for the six months ended June 30, 2000 to $520.3 million for the six months ended June 30, 2001. The user license fees from our data protection, file and volume management and application solutions products accounted for 88% of user license fees for the three months ended June 30, 2001, and 84% for the three months ended June 30, 2000, and accounted for 86% of user license fees for each of the six months ended June 30, 2001, and 2000. For the three months and six months ended June 30, 2001, we also recorded a greater volume of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees increased 44% from $40.9 million for the three months ended June 30, 2000 to $58.7 million for the three months ended June 30,

2001, and increased 61% from $89.6 million for the six months ended June 30, 2000 to $144.3 million for the six months ended June 30, 2001. Our user license fees from original equipment manufacturers increased 33% from $39.7 million for the three months ended June 30, 2000 to $52.7 million for the three months ended June 30, 2001, and increased 38% from $72.5 million for the six months ended June 30, 2000 to $100.0 million for the six months ended June 30, 2001. The user license fees from original equipment manufacturers accounted for 18% of user license fees for each of the three months ended June 30, 2001 and 2000, and accounted for 17% of user license fees for each of the six months ended June 30, 2001 and 2000.

      Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. Service revenue increased 91% from $50.6 million for the three months ended June 30, 2000 to $96.5 million for the three months ended June 30, 2001, and increased 93% from $90.9 million for the six months ended June 30, 2000 to $175.0 million for the six months ended June 30, 2001. These increases were primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services. Service revenue represented 25% of total net revenue for the three months ended June 30, 2001 and 22% of total revenue for the six months ended June 30, 2001. We expect service revenue to increase in absolute dollars and to increase slightly as a percentage of total net revenue in the future.

  Cost of Revenue

      Cost of revenue increased 36% from $43.9 million for the three months ended June 30, 2000 to $59.8 million for the three months ended June 30, 2001, and increased 32% from $89.4 million for the six months ended June 30, 2000 to $117.9 million for the six months ended June 30, 2001. Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service revenue varies depending upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate in the future, reflecting this mix and the timing differences between increasing our organizational investments and the recognition of revenue that we expect as a result of these investments.

      Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of revenue is the amortization of developed technology related primarily to the 1999 acquisitions of NSMG, TeleBackup and NuView. Cost of user license fees increased 7% from $23.8 million for the three months ended June 30, 2000 to $25.4 million for the three months ended June 30, 2001, and increased 2% from $50.9 million for the six months ended June 30, 2000 to $51.9 million for the six months ended June 30, 2001. Gross margin on user license fees increased from 89% for the three months ended June 30, 2000 to 91% for the three months ended June 30, 2001, and increased from 88% for the six months ended June 30, 2000 to 91% for the six months ended June 30, 2001. The increase in gross margin on user license fees in 2001 was due mainly to the combination of increases in user license fees revenue and the stability of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 96% for the three months ended June 30, 2000 and 97% for the three months ended June 30, 2001, and 95% for the six months ended June 30, 2000 and 97% for the six months ended June 30, 2001. The gross margin on user license fees may vary from period to period based on the license revenue mix, because some products carry higher royalty rates than others. We do not expect gross margin on user license fees to increase in the future.

      Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 70% from $20.2 million for the three months ended June 30, 2000 to $34.4 million for the three months ended June 30, 2001, and increased 72% from $38.5 million for the six months ended June 30, 2000 to $66.0 million for the six months ended June 30, 2001. Gross margin on service revenue increased from 60% for the three months ended June 30, 2000 to 64% for the three months ended June 30, 2001, and increased from

58% for the six months ended June 30, 2000 to 62% for the six months ended June 30, 2001. The gross margin improvement for the three months ended June 30, 2001 was the result of increased productivity and higher service revenue growth due to support fees from a larger installed customer base. We expect the costs of service revenue to continue to increase in absolute dollars in future periods and we expect the gross margin on service revenue to increase slightly as a percentage.

      Amortization of Developed Technology. Amortization of developed technology increased 1% from $15.6 million for the three months ended June 30, 2000 to $15.7 million for the three months ended June 30, 2001, and increased 2% from $30.9 million for the six months ended June 30, 2000 to $31.5 million for the six months ended June 30, 2001. These amounts mainly represent the amortization of the developed technology recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The useful life of the developed technology acquired is four years and we expect the amortization to be approximately $15.7 million per quarter through the fourth quarter of 2001. Refer to the New Accounting Pronouncements section on page 19 for the impacts of the adoption of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets on our financial statements.

  Operating Expenses

      Total operating expenses increased 19% from $382.7 million for the three months ended June 30, 2000 to $455.8 million for the three months ended June 30, 2001, and increased 22% from $740.0 million for the six months ended June 30, 2000 to $902.0 million for the six months ended June 30, 2001. We believe that the percentage increase in total operating expenses in this period is not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, and amortization of goodwill and other intangibles.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 37% from $106.1 million for the three months ended June 30, 2000 to $145.7 million for the three months ended June 30, 2001, and increased 49% from $193.7 million for the six months ended June 30, 2000 to $288.5 million for the six months ended June 30, 2001. The increase in absolute dollars was primarily attributable to increased sales and marketing staffing and, to a lesser extent, increased costs associated with new marketing programs. As a percentage of net revenue, selling and marketing expenses decreased slightly from 39% for the three months ended June 30, 2000 to 37% for the three months ended June 30, 2001, and remained at 37% for the six months ended June 30, 2000 and 2001. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, we expect our selling and marketing expenses to increase in absolute dollars and to increase slightly as a percentage of total net revenue in the future.

      Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 53% from $39.2 million for the three months ended June 30, 2000 to $59.9 million for the three months ended June 30, 2001, and increased 56% from $74.3 million for the six months ended June 30, 2000 to $116.1 million for the six months ended June 30, 2001. The increases were due primarily to increased staffing levels associated with new hires and, to a lesser extent, expansion of development efforts for new technology. As a percentage of net revenue, research and development expenses increased from 14% for the three and six months ended June 30, 2000 to 15% for the three and six months ended June 30, 2001. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses will continue to increase in absolute dollars in future periods and may increase slightly as a percentage of net revenue. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development.

      General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 62% from $17.6 million for the three months ended June 30, 2000 to $28.5 million for the three months ended June 30, 2001, and increased 67% from $32.5 million for the six months ended June 30,

2000 to $54.4 million for the six months ended June 30, 2001. The increase in absolute dollars was primarily due to expenses associated with enhancing our infrastructure to support expansion of our operations, and to a lesser extent, to an increase in additional personnel costs. As a percentage of net revenue, general and administrative expenses increased from 6% for the three and six months ended June 30, 2000 to 7% for the three and six months ended June 30, 2001. We expect general and administrative expenses to increase in absolute dollars and increase slightly as a percentage of net revenue.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased 1% from $219.8 million for the three months ended June 30, 2000 to $221.7 million for the three months ended June 30, 2001, and increased 1% from $439.5 million for the six months ended June 30, 2000 to $443.0 million for the six months ended June 30, 2001. This amount mainly represents amortization of goodwill, distribution channels, trademarks and other intangibles assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and the other intangibles is four years. We expect the amortization related to goodwill to be approximately $202.8 million per quarter through the fourth quarter of 2001 and the amortization related to other intangibles to be approximately $19.0 million per quarter through 2003. Refer to the New Accounting Pronouncements section below for the impacts of the adoption of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets on our financial statements.

      Interest and Other Income, Net. Interest and other income, net increased 34% from $12.8 million for the three months ended June 30, 2000 to $17.2 million for the three months ended June 30, 2001, and increased 49% from $24.0 million for the six months ended June 30, 2000 to $35.8 million for the six months ended June 30, 2001. The increase was due to increased amounts of interest income attributable to the higher level of funds available for investment, which were primarily from the net cash provided by operating activities, partially offset by a lower return on investments due to lower market interest rates.

      Interest Expense. Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. Interest expense decreased 3% from $7.5 million for the three months ended June 30, 2000 to $7.3 million for the three months ended June 30, 2001, and decreased 5% from $15.0 million for the six months ended June 30, 2000 to $14.3 million for the six months ended June 30, 2001. The decrease was primarily due to the interest expense savings that has been realized with the conversion of approximately $35.5 million of the 5.25% convertible subordinated notes that occurred in the third quarter of 2000.

      Income Taxes. We had effective tax rates of negative 12% for the three months ended June 30, 2001, compared to negative 18% for the three months ended June 30, 2000. We also had effective tax rates of negative 29% for the six months ended June 30, 2001, compared to negative 15% for the six months ended June 30, 2000. Our June 30, 2001 and 2000 effective tax rates were negative and differed from the combined federal and state statutory rates primarily due to differences attributable to acquisition-related charges that were non-deductible for tax purposes.

      New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      We are required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which we expect to account for using the pooling-of-interests method. SFAS 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

      SFAS 141 will require upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

      As of the date of adoption, we expect to have unamortized goodwill in the amount of $1,159.9 million and unamortized other identifiable intangible assets in the amount of $208.7 million, all of which will be subject to the transition provisions of SFAS 141 and 142. The quarterly amortization expense related to goodwill is expected to be $202.8 million for each of the third and fourth quarter of 2001. As extensive effort is needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

  Cash Flows

      Our cash, cash equivalents and short-term investments totaled $1,208.3 million at June 30, 2001 and represented 57.8% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. At June 30, 2001, we had $436.5 million of convertible subordinated notes, $135.0 million of other income taxes related to the Seagate Technology transaction, which is partially offset by $70.0 million of indemnification receivable from SAC, and stockholders’ equity was approximately $2,835.9 million.

      Net cash provided from operating activities was $301.2 million in the six months ended June 30, 2001, and $244.8 million in the six months ended June 30, 2000. For the six months ended June 30, 2001, cash provided by operating activities resulted primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans and an increase in deferred revenue. These increases were partially offset by a decrease in accrued restructuring and acquisition costs and deferred income taxes. For the six months ended June 30, 2000, cash provided by operating activities resulted primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans and an increase in deferred revenue, partially offset by a decrease in deferred income taxes.

      Our investing activities used cash of $374.0 million in the six months ended June 30, 2001, and $30.4 million in the six months ended June 30, 2000. For the six months ended June 30, 2001, the primary use of cash was for the net purchases of short-term and long-term investments of $252.7 million, and for property and equipment of $87.2 million. For the six months ended June 30, 2000, the primary use of cash was for the purchase of property and equipment of $48.1 million and from strategic investments in businesses of $12.0 million, offset by the net decrease in short-term and long-term investments of $32.2 million.

      Financing activities provided cash of $57.5 million in the six months ended June 30, 2001, and $63.2 million in the three months ended June 30, 2000 from the issuance of common stock under our employee stock plans.

  Convertible Subordinated Notes

      In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the “5.25% notes”), for which we received net proceeds of $97.5 million. We and our wholly owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. At June 30, 2001, a total principal amount at maturity of $35.5 million was converted into approximately 3.7 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.5 million outstanding as of June 30, 2001, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the “1.856% notes”) for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. At June 30, 2001, a total principal amount at maturity of $1.1 million was converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of June 30, 2001, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

      We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing. The degree to which we will be leveraged could impair our ability to obtain financing necessary for working capital, acquisitions or other purposes, and could make us more vulnerable to industry downturns and competitive pressure.

  Commitments

      During the third quarter of 2000, we signed a $50.0 million unsecured credit facility with a syndicate of financial institutions. At June 30, 2001, no amount was outstanding. The credit facility is due to expire in September 2001. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which we were in compliance with as of June 30, 2001.

      During the first quarter of 2001, we amended our existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities that we are currently leasing in Mountain View. The new corporate campus facilities were developed in one phase for a total of 425,000 square feet and provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have the option to purchase the property (land and facilities) for $147.8 million or, at the end of the lease, to arrange for the sale of the property to a third party if we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $130.8 million if the sales price is less than this amount, subject to certain provisions of the lease. We now occupy a portion of the new corporate campus facilities and began making the lease payments in the second quarter of 2001.

      During the first quarter of 2001, we amended our existing lease agreement, originally signed in the first quarter of 2000 for its existing facilities in Roseville, Minnesota. We improved and expanded our existing facilities of 62,000 square feet and developed adjacent property adding 260,000 square feet to the campus, with the first phase of 142,000 square feet completed in the second quarter of 2001. The facilities provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have the option to purchase the property (land and facilities) for $41.5 million or, at the end of the lease, to arrange for the sale of the property to a third party if we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $36.0 million if the sales price is less than this amount, subject to certain provisions of the lease. We now occupy the new campus facilities and began making lease payments in the second quarter of 2001.

      During the third quarter of 2000, we signed a lease agreement for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The facilities will provide space for research and development functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. We have the option to purchase the property (land and first phase facilities) for $243.0 million or, at the end of the lease, to arrange for the sale of the property to a third party if we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220.0 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate that we will occupy the new campus facilities and beginning the lease payments in the second quarter of 2002 for the first phase. We are analyzing our construction schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

      The three lease agreements listed above require that we maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which we were compliance with as of June 30, 2001.

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

      Our revenue may fluctuate significantly, which could cause the market price of our securities to decline

      We may experience a shortfall in revenue in any given quarter. Any such shortfall in revenue could cause the market price of securities to fall substantially. Our revenue in general, and our license revenue in particular, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak or uncertain general economic and industry conditions;

•	the timing and magnitude of sales through our original equipment manufacturer customers, including Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems;

•	the possibility that a slowdown in sales by our original equipment manufacturer customers could result in reduced demand for our products and services;

•	the unpredictability of the timing and magnitude of sales to the retail channel by our resellers and sales by our direct sales force, which tend to generate sales later in our quarters than original equipment manufacturer sales;

•	the timing and magnitude of direct sales to end-user customers;

•	the timing of revenue recognition for sales of software products and services;

•	the introduction, timing and market acceptance of new products and services;

•	changes in data storage and networking technology or introduction of new operating system upgrades by our original equipment manufacturer customers, which could require us to modify our products and services or to develop new products and services;

•	the relative growth rates of the Windows NT, UNIX and Linux markets;

•	the rate of adoption of storage area networks and the timing and magnitude of sales of our storage area networking products and services;

•	the rate of adoption of network attached storage appliance technology and the timing and magnitude of sales of our network attached storage appliance products and services;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	changes in our pricing policies and distribution terms;

•	the timing and amount of revenue attributable to our end-user customers whose businesses are substantially dependent on the Internet or the telecommunications markets, whose ability to purchase our products may be adversely affected by their inability to raise additional capital or to meet their business objectives;

•	the possibility that our customers may defer purchases in anticipation of new products or product updates by us or by our competitors;

•	the overall demand for data availability products and services, which is likely to be lower in weak or uncertain general economic and industry conditions; and

•	the possibility of a worsening of the current weak or uncertain general economic and industry conditions.

      In the current weak or uncertain general economic and industry conditions, our revenue, and our license revenue in particular, are extremely difficult to forecast and will likely be less predictable from quarter to quarter. You should not rely on the results of any prior periods as an indication of our future performance. If we have a shortfall in revenue in any given quarter, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue could have an immediate adverse effect on our operating results for that quarter. In addition, it is possible that in some future periods our operating results may be below the expectations of public-market analysts or investors. If this occurs some of our common stock maybe adversely affected.

      Our revenue may fluctuate because we depend on large orders from end-user customers for a significant portion of our revenue

      We depend on large orders for a significant portion of our revenue, which include lengthy sales cycles from end-user customers. Our revenue for a quarter could fluctuate significantly based on whether a large sale near the end of a quarter is closed or delayed. Our end-user customer sales generally range in value from a few thousand to several million dollars. In recent quarters, increases in revenue were partially attributable to a greater number of these large end-user transactions. This trend may not continue. The effort to close these large sales is typically complex and lengthy. Therefore, our revenue for a given period is likely to be affected by the timing of these large orders, which makes it difficult for us to predict that revenue. The factors that could delay these large orders include:

•	time needed for end-user customers to evaluate our software;

•	customer budget restrictions or more lengthy approval processes, particularly in weak or uncertain general economic and industry conditions;

•	customer internal review and testing procedures; and

•	engineering work needed to integrate our software with customers’ systems.

      Our business could be adversely affected if we fail to manage our growth effectively

      If we fail to manage our growth effectively, our business and operating results could be adversely affected, which could cause the market price of our securities to fall. We expect to continue to grow our operations domestically and internationally, and to increase our headcount. The growth in our operations and headcount has placed, and will continue to place, a significant strain on our management systems and resources. If we fail to manage this growth and our future anticipated growth, we may experience higher operating expenses, and we may be unable to meet the expectations of securities analysts or investors with respect to future operating results. To manage this growth we must continue to:

•	improve our financial and management controls, reporting systems and procedures;

•	add and integrate new senior management personnel;

•	improve our licensing models and procedures;

•	improve our proprietary information controls and procedures;

•	hire, train and retain qualified employees;

•	manage employee performance;

•	reduce organizational inefficiencies and eliminate redundancies;

•	control expenses;

•	integrate geographically dispersed operations; and

•	invest in our internal networking infrastructure and facilities.

      We have committed a significant amount of money to obtaining additional facilities to accommodate our current and future anticipated growth. To the extent that this anticipated growth does not occur or occurs more slowly that we anticipate, we may not be able to reduce expenses to the same degree. If we incur operating expenses out of proportion to revenue in any given quarter, our operating results could be adversely impacted.

      We may be unable to hire and retain qualified employees

      Our future growth and success depends on our ability to hire and retain qualified employees as needed, and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to manage employee performance or reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected. Our personnel needs generally are more acute than those facing most companies. We need to hire and retain sales, technical and senior management personnel to support the planned expansion of our business and to meet the anticipated increased customer demand for our products and services. Competition for people with the skills we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area make our recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs. In addition, the exercise of stock options in the U.S. and certain foreign jurisdictions may result in substantial increases in our employer payroll tax liabilities. We cannot assure you that we will be successful in hiring or retaining new personnel. Even if we are successful in hiring and retaining new personnel, the resulting growth is likely to be disruptive to our business and could have an adverse effect on our ability to maintain our anticipated growth.

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

      We face intense competition on several fronts

      We have a number of competitors in the markets for our various products. If existing or new competitors gain market share in any of these markets, our business and operating results could be adversely affected. Our principal competitors are internal development groups with original equipment manufacturers that provide data availability functions to support their systems, as well as hardware and software vendors that offer backup and file and volume management, clustering and replication, and storage area networking products.

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

      We distribute our products through multiple distribution channels, each of which is subject to risks

      We sell our products through original equipment manufacturers through direct sales and a retail distribution channel. If we fail to manage our distribution channels successfully, they may conflict with one another or otherwise not function as we anticipate, and our business and operating results could be adversely affected.

      Retail distribution. Some of our software products are sold primarily in the retail channel, posing different challenges than we face in selling most of our products. For example:

•	the VERITAS brand does not have high recognition in the retail channel;

•	retail distribution typically involves shorter product life cycles; and

•	the retail channel has higher risks of product returns, higher marketing expenses and less predictable market demand.

      Moreover, our retail distributors have no obligation to continue selling our products and may terminate their relationships with us at any time.

      Direct sales. We also depend on our direct sales force to sell our products. This involves a number of risks, including:

•	longer sales cycles for direct sales efforts;

•	our need to hire, train, retain and motivate our sales force; and

•	the length of time it takes our new sales representatives to become productive.

      Original equipment manufacturers. We expect a portion of our revenue to come from our original equipment manufacturer customers that incorporate our data availability software into systems they sell. Risks associated with our original equipment manufacturer customers include:

•	we have no control over the shipping dates or volumes of systems they ship;

•	they have no obligation to recommend or offer our software products;

•	they have no minimum sales requirements and can terminate our relationship at any time;

•	to the extent they do not already do so, they could choose to develop or market their own data availability products and incorporate those products into their systems instead of our products;

•	they could develop enhancements to and derivative products from our products; and

•	they could change their own base products, which could make it difficult for us to adapt our products to theirs.

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

      Some of our original equipment manufacturer agreements may not result in increased product sales

      We have important original equipment manufacturer agreements with Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Unlike some of our other original equipment manufacturer agreements under which we sell off-the-shelf versions of our products, under these agreements we develop unique or “lite” versions of our products to be included in these original equipment manufacturers’ systems software and products. If we are unable to leverage these relationships to increase product sales, we will have expended significant resources without generating corresponding revenue, which could adversely affect our business and our operating results. We expect to leverage the inclusion of our products in these systems software and products to generate sales of additional products to the customers of the original equipment manufacturers. These relationships require our personnel to develop expertise with respect to the original equipment manufacturers’ products and markets and to cooperate closely with their personnel. We cannot assure you that we will be able to attract and retain qualified employees to work with our original equipment manufacturer customers or to develop and improve the products designed for these customers.

      We face uncertainties porting products to new operating systems and developing new products

      Many of our products operate primarily on the UNIX computer operating system. We expect to continue to devote resources for redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. In addition, we entered into an agreement with IBM under which we will port our complete set of data availability products to AIX/ Monterey for IBM POWER and the Intel IA-64 processor-system. We may not be able to accomplish any of this work quickly or cost-effectively, and it is not clear what the relative growth rates of these operation systems are. These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, our porting and development work for the Windows NT market has required us to hire additional personnel with expertise on these platforms and to devote engineering resources to these projects. For some operating systems, we must obtain from the operating system owners a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product line into other areas.

      Sales of a small number of product lines make up a substantial portion of our revenue

      We derive and expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected. For the six months ended June 30, 2001 and 2000, we derived approximately $515.2 million, or 85%, and $358.5 million, or 84%, respectively, of our license revenue from storage management products, including VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup and VERITAS Backup Exec.

      We derive a significant amount of revenue from only a few customers

      Although for the six months ended June 30, 2001 and 2000 no single customer accounted for greater than 10% of our total net revenue, we typically derive significant revenue from a small number of customers, including our original equipment manufacturer customers. If any of them were to reduce purchases of products or services from us, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of these customers have recently announced that their own businesses are slowing, which could adversely affect their demand for our products and services. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

      Our success depends on our ability to develop new and enhanced products and services that achieve widespread market acceptance

      Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product updates and services on a timely basis, by extending the operation of our products on new platforms and by keeping pace with technological developments and emerging industry standards. In order to grow our business, we are committing substantial resources to developing new software products and services, including software products and services for the storage area networking market and the network attached storage appliance market. Each of these markets is new and unproven, and industry standards for these markets are evolving and changing. If these markets do not develop as anticipated, or demand for our products and services in these markets does not materialize or occurs more slowly that we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

      Our foreign sales and operations create special problems that could adversely affect our operating results

      An investment in our securities is riskier than an investment in many businesses because we expect to derive an increasing percentage of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. As of June 30, 2001, we had approximately 1,024 employees in Europe, 654 employees in the Asia-Pacific region, and 93 employees in Japan. Our foreign operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing our foreign operations, including difficulties related to administering our stock option plan in foreign countries and difficulties related to the new organizational structure in Europe that we implemented in 2001;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and other countries;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest, particularly in areas in which we have facilities.

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

      Our growth strategy is risky because it includes business acquisitions

      As part of our growth strategy, we have in the past and expect in the future to acquire other businesses, business units and technologies.

      Acquisitions involve a number of special risks and challenges, including:

•	diversion of management attention from our core business;

•	integration of acquired business operations and employees with our existing business, including coordination of geographically dispersed operations;

•	incorporation of acquired business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

•	loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	assumption of liabilities of the acquired business , including costly litigation related to alleged liabilities of the acquired business; and

•	presentation of a unified corporate image to our customers and our employees.

      In the past, our integration of the operations of acquired businesses took longer and was more difficult than we anticipated.

      Our subsidiary following the Seagate Technology leveraged buyout and merger transaction will remain liable to third parties after the leveraged buyout and the merger

      In November 2000, in the leveraged buyout and merger transaction involving VERITAS and Seagate Technology, Seagate Technology sold all of its operating assets to Suez Acquisition (Cayman) Company, and Seagate Technology became our subsidiary. As part of the transaction, Suez Acquisition Company assumed and agreed to indemnify our subsidiary and us for substantially all liabilities arising in connection with Seagate’s operations prior to the transaction. However, governmental organizations or other third parties may seek recourse against our subsidiary or us for these liabilities. Prior to the transaction, Seagate was a large, multinational enterprise that owned or leased facilities and offices in numerous states and foreign countries and employed over 60,000 people worldwide. As a result, our subsidiary could receive claims related to a wide range of possible liabilities. Some areas of potential liability include:

•	environmental cleanup costs and liabilities for claims made under federal, state or foreign environmental laws;

•	tax liabilities;

•	obligations under federal, state and foreign pension and retirement benefit laws;

•	future litigation relating to the leveraged buyout or the merger transaction;

•	existing and future litigation arising from the restructuring that Seagate commenced last year, including litigation initiated by terminated employees; and

•	existing and future patent litigation.

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

      The Seagate merger consideration may be subject to recovery under fraudulent conveyance laws

      The leveraged buyout and merger transaction involving VERITAS and Seagate Technology may be subject to review under state or federal fraudulent transfer laws in the event that a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of Suez Acquisition Company or any of its affiliates. Under bankruptcy laws, a court could attempt to proceed against the consideration paid to Seagate’s stockholders in the merger, or direct that amounts deposited with the trustee administering the distributions of Seagate’s tax refunds and credits be held for the benefit of creditors. A court might take one or more of these actions if it determined that when the leveraged buyout was completed, Seagate’s operating assets were sold for less then fair value and at that time Seagate, Suez Acquisitions Company and their affiliates:

•	were or became insolvent;

•	were engaged in a business or transaction for which their unencumbered assets constituted unreasonably small capital; or

•	intended to incur or reasonably should have believed that they would incur debts beyond their ability to repay as those debts matured.

      A court could also proceed against the consideration paid to Seagate’s stockholders in the merger, or against Seagate’s tax refunds and credits otherwise payable to Seagate’s former stockholders following the merger, if the court found that Seagate effected the leveraged buyout with an actual intent to hinder, delay or defraud its creditors.

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

      Our strategy of investing in development-stage companies involves a number of risks and uncertainties

      An investment in our securities is riskier than investments in many other companies because we plan to pursue our strategy of investing in development-stage companies. Each of these investments involves risks and uncertainties, including:

•	diversion of management attention from our core business;

•	failure to leverage our relationship with these companies to access new technologies and new markets;

•	inability to value investments appropriately or to predict changes to the future value of investments;

•	inability to manage investments effectively; and

•	loss of cash invested or the write-off of the value of investments.

      We are incurring significant accounting charges in connection with our acquisitions that are creating net losses immediately and in the future

      The significant costs of integration associated with the NSMG, TeleBackup and NuView acquisitions in 1999 increase the risk that we will not realize the anticipated benefits of those acquisitions. Because we accounted for these three acquisitions using the purchase method of accounting, we recorded goodwill and other intangible assets of approximately $3,754.9 million in 1999. This amount is being amortized over four years, and is resulting in charges to operations of approximately $234.8 million per quarter. As a result of these charges, we expect to continue to have net losses at least through the fourth quarter of 2001. On January 1, 2002, upon adoption of newly issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the quarterly charges related to the amortization of developed technology, goodwill and other intangibles will change. As extensive effort is needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report.

      We have a significant amount of debt that we may be unable to service or repay

      In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004, of which $64.5 million was outstanding as of June 30, 2001. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $464.7 million was outstanding as of June 30, 2001. As of June 30, 2001, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay our debts as they come due, we could be in default of those debts. For example, the notes could be declared immediately due and payable if we do not make timely payments. Our substantial leverage could also increase our vulnerability to general adverse economic and industry conditions because it makes it more difficult for us to raise capital if needed.

      We may not be able to protect our proprietary information

      We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the proprietary information controls and procedures in place that we need to protect our proprietary information adequately. In addition, because we license the source code for some of our products, there is a higher likelihood of misappropriation or other misuse of our intellectual property. We also license some of our products under shrink wrap license agreements that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or to obtain or use information that we regard as proprietary.

      Third parties may claim that we infringe their proprietary rights

      We may from time to time receive claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent and copyright infringement claims. We have received several trademark claims in the past and may receive more claims in the future based on the name VERITAS, which is a word commonly used in trade names throughout Europe and the western hemisphere. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s attention from our core business;

•	require us to stop selling, to delay shipping or to redesign our product; and

•	require us to pay monetary amounts as damages, for royalty or licensing arrangements, or to satisfy indemnification obligations that we have with some of our customers.

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

      Natural disasters or power outages could disrupt our business

      We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. Many of our operations are subject to these risks, particularly our operations located in California. We have already experienced temporary power losses in our California facilities due to power shortages that have disrupted our operations, and we expect in the future to experience additional power losses that could disrupt our operations. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. Since we do not have sufficient redundancy in our networking infrastructure, a natural disaster or other unanticipated problem at our primary data center could have an adverse effect on our business, including both our internal operations and our ability to communicate with our customers or sell our products over the Internet.

      Some provisions in our charter documents may prevent or deter certain corporate actions

      Some of the provisions in our charter documents may deter or prevent certain corporate actions, such as a merger, tender offer or proxy contest, which could affect the market value of our securities. These provisions include:

•	our board of directors is authorized to issue preferred stock with any rights it may determine;

•	our board of directors is classified into three groups, with each group of directors to hold office for three years;

•	our stockholders are not entitled to cumulate votes for directors and may not take any action by written consent without a meeting; and

•	special meetings of our stockholders may be called only by our board of directors, by the chairman of the board or by our chief executive officer, and may not be called by our stockholders.

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

      Our stock price may be volatile in the future, and you could lose the value of your investment

      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be adversely affected by a number of factors, including:

•	announcements of our quarterly operating results and forward-looking guidance or those of our competitors or our original equipment manufacturer customers;

•	changes in earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	the gain or loss of a significant customer;

•	announcements of new products by us, our competitors or our original equipment manufacturer customers; and

•	slowdowns in the economy generally.

      The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons related or unrelated to our business or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (“forward contracts”) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at June 30, 2001 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of June 30, 2001 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. All forward contracts mature in 34 days or less as of June 30, 2001 (dollars in thousands):

			Fair Market Value
	Local Currency		at June 30, 2001
	Contract Amount	Contract Amount	(US $)

Contracts to Sell US $

Australian dollar	1,200.0 AUD	623.4 USD	$(11.0)

British pound	7,400.0 GBP	10,450.0 USD	(49.2)

Danish krone	1,000.0 DKK	115.9 USD	(1.9)

Euro	56,900.0 EUR	49,080.2 USD	(675.3)

Norwegian kroner	1,500.0 NOK	163.5 USD	(2.6)

Swedish krona	4,400.0 SEK	410.5 USD	(5.2)

Swiss franc	1,200.0 CHF	680.0 USD	(10.9)

Contracts to Buy US $

Argentina peso	1,900.0 ARP	1,896.8 USD	40.9

Australian dollar	12,200.0 AUD	6,298.9 USD	77.2

Japanese yen	1,200,000.0 YEN	9,674.3 USD	24.1

Contracts to Buy Euro

Australian dollar	5,700.0 AUD	3,408.3 EUR	(14.5)

British pound	8,000.0 GBP	13,129.8 EUR	(152.1)

Swiss franc	2,600.0 CHF	1,708.7 EUR	0.4

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2001, approximately 58% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 38% of our investment portfolio matures less than 90 days from the date of purchase.

      Long-term debt of $436.5 million consists of 5.25% convertible subordinated notes due 2004 of $64.5 million (the “5.25% notes”) and 1.856% convertible subordinated notes due 2006 of $372.0 million (the “1.856% notes”). The interest rate of 1.856% on the 1.856% notes, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

      The following table presents the amounts of our cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average interest rates as of June 30, 2001 by year of maturity. At June 30, 2001, amortized cost approximated fair value for all cash equivalents and investments (dollars in thousands):

		2002 and		Fair Value
	2001	Thereafter	2001 Total	Total 2001	Total 2000

Cash equivalents and short-term investments:

Fixed rate	$393,505	$144,773	$538,278	$539,629	$823,681

Average fixed rate	4.34%	5.38%	4.62%	4.61%	6.45%

Variable rate	$83,874	—	$83,874	$83,874	$26,382

Average variable rate	3.92%	—	3.92%	3.92%	6.51%

Total cash equivalents and short-term investments:

Investments	$477,379	$144,773	$622,152	$623,503	$850,063

Average rate	4.27%	5.38%	4.53%	4.52%	6.45%

Long-term investments:

Fixed rate	—	$281,379	$281,379	$285,895	$56,138

Average fixed rate	—	5.77%	5.77%	5.68%	6.58%

Long-term debt:

Fixed rate	—	$436,459	$436,459	$1,346,869	$456,587

Average fixed rate	—	6.32%	6.32%	6.32%	6.23%

      In September 2000, we entered into a three year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. As of June 30, 2001, the fair market value of the cross currency interest rate swap was $(5.6) million. Under the terms of this derivative financial instrument, EURO denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar fixed principal and interest payments. As a result of entering into the cross currency interest rate swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the cross currency interest rate swap. Because we are receiving fixed interest payments under the cross currency interest rate swap transaction, we are still subject to fluctuations in U.S. dollar interest rates. As of June 30, 2001 the impact of these fluctuations was not significant.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of June 30, 2001, we held one marketable equity security, representing a total market value of $3.7 million. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by approximately $0.4 million. Subsequent to June 30, 2001, many high-technology stocks have experienced a significant decrease in value. If our marketable equity security investments as of June 30, 2001 had been valued using prices as of July 31, 2001, the value of these securities would have decreased by approximately $2.4 million, or 63.2%. This estimate is not necessarily indicative of future performance and actual results may differ materially. We also have begun to make investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will complement our own research and development efforts, provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We cannot assure you that this initiative will have the above mentioned desired results, or even that we will not lose all or any part of these investments.

PART II:  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the annual meeting of stockholders held by the Registrant on June 21, 2001 (the “Annual Meeting”), each of the following individuals was elected to the Registrant’s classified board of directors as Class C directors to hold office for a term of three years or until his successor is duly elected or qualified or until his resignation or removal:

	Votes in Favor	Votes Withheld

Fred van den Bosch	302,180,784	47,012,614

Steven Brooks	345,610,016	3,583,382

Stephen J. Luczo	290,613,532	58,579,866

      In addition, the following individuals’ term of office as directors continued after the Annual Meeting:

Mark Leslie

Geoffrey W. Squire
Gary L. Bloom
William H. Janeway
Joseph D. Rizzi

      The following proposal was also approved at the Annual Meeting:

				Broker
	Votes For	Votes Against	Abstensions	Non-Votes

1. Ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2001	334,650,500	12,893,880	1,649,018	—

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VERITAS Software Global Corporation, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Mountain View, CA)	10-Q	05/11/01	10.03

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.02	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VERITAS Software Global Corporation, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Roseville, MN)	10-Q	05/11/01	10.04

      (b)  Reports on Form 8-K

Date of Report	Item(s)	Description

04/17/01	4, 5, 7	The Registrant announced a change in its certifying accountant, and announced the financial results for its first quarter ended March 31, 2001 and included the press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2001

VERITAS SOFTWARE CORPORATION

/s/KENNETH E. LONCHAR

Kenneth E. Lonchar
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)