Form 10-Q
period 2001-09-30
VERITAS SOFTWARE CORP /DE/
filed 2001-11-14
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      The number of shares of the registrant’s common stock outstanding as of October 31, 2001 was 400,876,103 shares.

VERITAS SOFTWARE CORPORATION

INDEX

		Page

PART I: FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
PART II: OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	38
Signature		40

PART I:     FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$603,356	$886,558
Short-term investments	718,195	232,891
Accounts receivable, net of allowance for doubtful accounts of $12,591 at September 30, 2001 and $7,810 at December 31, 2000	161,338	186,863
Deferred income taxes	38,017	38,017
Other current assets	43,028	38,303

Total current assets	1,563,934	1,382,632
Long-term investments	267,119	136,111
Property and equipment, net	225,629	168,389
Goodwill and other intangibles, net	1,609,033	2,285,320
Other non-current assets	100,343	110,382

Total assets	$3,766,058	$4,082,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,902	$45,250
Accrued compensation and benefits	66,774	63,838
Accrued acquisition and restructuring costs	11,795	44,123
Other accrued liabilities	70,578	69,289
Income taxes payable	41,837	34,454
Deferred revenue	225,573	201,001

Total current liabilities	449,459	457,955
Convertible subordinated notes	440,437	429,176
Deferred and other income taxes	167,957	213,132
Stockholders’ equity:
Common stock	420	412
Additional paid-in capital	6,016,037	5,847,844
Accumulated deficit	(1,599,227)	(1,152,166)
Accumulated other comprehensive loss	(6,961)	(11,455)
Treasury stock, cost; 18,675 shares at September 30, 2001 and December 31, 2000.	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,708,205	2,982,571

Total liabilities and stockholders’ equity	$3,766,058	$4,082,834

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenue:
User license fees	$240,014	$256,925	$842,711	$686,092
Services	100,217	60,246	275,184	151,155

Total net revenue	340,231	317,171	1,117,895	837,247
Cost of revenue:
User license fees	7,919	9,270	28,298	29,247
Services	33,952	21,707	99,983	60,171
Amortization of developed technology	15,791	15,553	47,295	46,501

Total cost of revenue	57,662	46,530	175,576	135,919

Gross profit	282,569	270,641	942,319	701,328
Operating expenses:
Selling and marketing	138,659	116,936	427,180	310,628
Research and development	61,636	46,328	177,742	120,646
General and administrative	29,687	20,465	84,077	52,971
Amortization of goodwill and other intangibles	221,801	219,758	664,770	659,275
Acquisition and restructuring costs (reversals)	(5,000)	—	(5,000)	—

Total operating expenses	446,783	403,487	1,348,769	1,143,520

Loss from operations	(164,214)	(132,846)	(406,450)	(442,192)
Interest and other income, net	15,697	15,648	51,537	39,688
Interest expense	(7,552)	(8,266)	(21,847)	(23,314)
Loss on strategic investments	(16,074)	—	(16,074)	—

Loss before income taxes	(172,143)	(125,464)	(392,834)	(425,818)
Provision (benefit) for income taxes	(10,157)	22,642	54,227	69,012

Net loss	$(161,986)	$(148,106)	$(447,061)	$(494,830)

Net loss per share — basic and diluted	$(0.40)	$(0.37)	$(1.12)	$(1.24)

Number of shares used in computing per share amounts — basic and diluted	400,455	403,613	397,783	399,655

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(447,061)	$(494,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,500	31,593
Amortization of goodwill and other intangibles	664,770	659,275
Amortization of developed technology	47,295	46,501
Amortization of original issue discount on convertible notes	11,343	10,637
Acquisition and restructuring costs (reversals)	(5,000)	—
Loss on strategic investments	16,074	—
Tax benefits from stock plans	83,005	107,786
Deferred income taxes	(45,687)	(40,445)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	25,525	(36,935)
Other assets	7,629	(22,219)
Accounts payable	(12,348)	3,058
Accrued compensation and benefits	2,936	23,920
Accrued acquisition and restructuring costs	(27,528)	(6,115)
Other accrued liabilities	(12,711)	10,124
Income taxes payable	7,383	1,629
Deferred revenue	24,572	51,477

Net cash provided by operating activities	409,697	345,456
Cash flows from investing activities:
Purchases of investments	(1,195,468)	(718,043)
Investment maturities	579,156	807,472
Purchases of property and equipment	(124,318)	(83,064)
Purchases of businesses and technologies	(24,000)	(2,520)
Strategic investments in businesses	(17,110)	(22,000)

Net cash used for investing activities	(781,740)	(18,155)
Cash flows from financing activities:
Proceeds from issuance of common stock	85,114	87,008

Net cash provided by financing activities	85,114	87,008
Effect of exchange rate changes	3,727	(6,253)

Net increase (decrease) in cash and cash equivalents	(283,202)	408,056
Cash and cash equivalents at beginning of period	886,558	148,244

Cash and cash equivalents at end of period	$603,356	$556,300

Supplemental disclosures:
Cash paid for interest	$10,318	$11,265
Cash paid for income taxes	$8,461	$376
Supplemental schedule of non-cash financing transactions:
Issuance of common stock for conversion of notes	$82	$1,868

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

4.     Change in accounting principles

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standard 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions are adjusted to fair value through current earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative are offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s fair value is immediately recognized in current earnings under other income (expense). The adoption of SFAS 133 did not have a material impact on the Company’s consolidated financial position or operating results.

5.     Strategic Investments

      The Company holds investments in common and preferred stock of several privately and publicly held companies, and are included in other non-current assets. These strategic investments do not represent a greater than 20% voting interest in any investee and the Company does not have the ability to significantly influence any investee’s management. Accordingly, the investments are accounted for on the cost basis. Impairment losses are recognized on these investments when the Company determines that there has been a decline in the fair value of the investment that is other than temporary. For the three and nine months ended September 30, 2001, the Company recorded impairment losses on strategic investments of $16.1 million. The losses represented write-downs of the Company’s carrying amount of the investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing, and the uncertainty of its financial conditions.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.     Net loss per share

      Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. However, dilutive potential common shares outstanding are not included in the denominator for the three or nine months ended September 30, 2001 and 2000, as their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Net loss	$(161,986)	$(148,106)	$(447,061)	$(494,830)

Denominator:
Denominator for basic net loss per share — weighted-average shares outstanding	400,455	403,613	397,783	399,655
Common stock equivalents	—	—	—	—

Denominator for diluted net loss per share	400,455	403,613	397,783	399,655

Basic and diluted net loss per share	$(0.40)	$(0.37)	$(1.12)	$(1.24)

      Common stock equivalents included in the denominator for purposes of computing diluted net loss per share do not include shares related to employee stock options, shares issuable upon conversion of the outstanding 5.25% convertible subordinated notes or shares issuable upon conversion of the outstanding 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented. The following table sets forth the common stock equivalents that were excluded from the net loss per share computations (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Employee stock options using the treasury stock method	16,439	34,928	22,222	38,085
Employee stock options with exercise prices exceeding the average fair value	28,007	1,565	20,583	999
5.25% convertible subordinated notes	6,748	10,350	6,749	10,413
1.856% convertible subordinated notes	12,981	12,994	12,981	13,005

      The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three and nine months ended September 30, 2001 and 2000 are $80.83, $96.06, $131.50 and $132.43 per share, respectively.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.     Comprehensive loss

      The following are the components of comprehensive loss (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(161,986)	$(148,106)	$(447,061)	$(494,830)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,636)	(4,099)	(262)	(6,253)
Derivative financial instrument adjustments	9,563	—	3,989	—
Unrealized gain or loss on marketable securities	583	1,574	767	10,475

Comprehensive loss	$(154,476)	$(150,631)	$(442,567)	$(490,608)

      The components of accumulated other comprehensive loss are (in thousands):

	September 30,	December 31,
	2001	2000

Foreign currency translation adjustments	$(10,773)	$(10,511)
Derivative financial instrument adjustments	3,989	—
Unrealized loss on marketable securities	(177)	(944)

Accumulated other comprehensive loss	$(6,961)	$(11,455)

8.     Derivative financial instruments

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

      Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. In September 2000, the Company entered into a three year cross currency interest rate swap (“swap”) transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an intercompany loan receivable. This swap was entered into to protect against the risk that the eventual cash flows resulting from the loan receivable will be adversely affected by changes in exchange rates. During the nine months ended September 30, 2001, there was no portion of the hedging instrument excluded from the assessment of the effectiveness. Additionally, there was no ineffective portion of the hedge.

      The effectiveness test for derivatives used to hedge the underlying economic exposure is determined by using the change in the forward rate for each derivative.

      Additionally, the Company utilizes foreign currency forward exchange contracts (“forward contracts”) to hedge certain intercompany accounts of its international subsidiaries. Changes in the fair value of forward contracts are recognized in other income (expense) as an offset to the changes in the fair value of the assets or liabilities being hedged.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.     Segment information

      The Company operates in one segment, software storage products. The Company’s products and services are sold throughout the world, through direct, original equipment manufacturer, reseller and distributor channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue by product channels and revenues by geographic regions of the segment and does not receive separate, discrete financial information about asset allocation, expense allocation or profitability from the Company’s data availability products or services.

      Geographic information (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

User license fees(1):
United States	$168,872	$188,598	$586,232	$507,008
Europe(2)	44,110	49,148	175,496	124,156
Other(3)	27,032	19,179	80,983	54,928

Total	240,014	256,925	842,711	686,092

Services(1):
United States	80,053	48,633	220,711	125,248
Europe(2)	14,329	8,484	37,816	20,211
Other(3)	5,835	3,129	16,657	5,696

Total	100,217	60,246	275,184	151,155

Total net revenue	$340,231	$317,171	$1,117,895	$837,247

	September 30,	December 31,
	2001	2000

Long-lived assets(4):
United States	$1,790,634	$2,423,292
Europe(2)	31,731	22,212
Other(3)	12,297	8,205

Total	$1,834,662	$2,453,709

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported (in thousands):

	September 30,	December 31,
	2001	2000

Total long-lived assets	$1,834,662	$2,453,709
Other assets, including current	1,931,396	1,629,125

Total consolidated assets	$3,766,058	$4,082,834

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      No customer represented 10% or more of the Company’s net revenue for each of the three and nine months ended September 30, 2001 or for each of the three and nine months ended September 30, 2000.

10.     Credit facility

      During the third and fourth quarters of 2001, the Company extended and amended the term of its $50.0 million unsecured credit facility with a syndicate of financial institutions. At September 30, 2001, no amount was outstanding and the credit facility is due to expire in September 2002. Borrowings under the credit facility bear interest at 1.0% to 1.625% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of September 30, 2001.

11.     Commitments and contingencies

Facilities lease commitments

      During the first, third and fourth quarters of 2001, the Company amended its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. The new corporate campus facilities were developed in one phase for a total of 425,000 square feet and provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $147.8 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $130.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company now occupies the new corporate campus facilities and began making lease payments in the second quarter of 2001.

      During the first, third and fourth quarters of 2001, the Company amended its existing lease agreement, originally signed in the first quarter of 2000, for its existing facilities in Roseville, Minnesota. The Company improved and expanded its existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in the second quarter of 2001. The facilities provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and facilities) for $41.5 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $36.0 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company now occupies the new campus facilities and began making lease payments in the second quarter of 2001.

      During the third and fourth quarters of 2001, the Company amended its existing lease agreement, originally signed in the third quarter of 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plans to develop the site in two phases, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. The Company has an option to purchase the property (land and first phase facilities) for $243.0 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220.0 million if the sales price is less than this amount, subject to certain

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

provisions of the lease. The Company anticipates occupying the new campus facilities and beginning the lease payments in the fourth quarter of 2002 for the first phase. The Company is currently analyzing its construction schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

      The three lease agreements listed above require the Company to maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which the Company was in compliance with as of September 30, 2001.

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

Overview

      VERITAS is a leading independent supplier of storage software products. Storage software includes storage management and data protection software as well as clustering, replication and storage area networking software.

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

      Our services revenue consists of fees derived mainly from annual maintenance agreements, as well as fees from consulting and training services. Original equipment manufacturer maintenance agreements covering our products provide for technical support and minor unspecified product upgrades for a fixed annual fee. Maintenance agreements covering products that are licensed through channels other than original equipment manufacturers provide for technical support and unspecified product upgrades for an annual fee based on the number of user licenses purchased and the level of service subscribed.

International Sales and Operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 27% of our total revenue for the three months ended September 30, 2001 and 25% of our total revenue for the three months ended September 30, 2000, and for 28% of our total revenue for the nine months ended September 30, 2001 and 24% of our total revenue for the nine months ended September 30, 2000. Our international revenue increased 14% from $79.9 million for the three months ended September 30, 2000 to $91.3 million for the three months ended September 30, 2001, and increased 52% from $205.0 million for the nine months ended September 30, 2000 to $311.0 million for the nine months ended September 30, 2001. User license and service revenue is attributed to geographic regions based on location of our customers.

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

Seagate Technology Transaction

      On November 22, 2000, we completed a multi-party transaction with Seagate Technology, Inc. (“Seagate”) and Suez Acquisition Company (Cayman) Limited (“SAC”), a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with those operating assets. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of ours merged with and into Seagate, following which Seagate became our wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation. We issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of our common stock and equity securities in Gadzoox Networks, Inc. (“Gadzoox”) held by Seagate, which represented a decrease of approximately 18.7 million shares of our outstanding common stock. At the time of the acquisition we recorded the equity securities in Gadzoox and other assets and liabilities assumed from Seagate at their fair values, and in the second quarter of 2001 all of the equity securities in Gadzoox had been sold. In addition to the net assets acquired in the transaction, we accrued $40.0 million of direct transaction costs. In the third quarter of 2001, we reversed $5.0 million of net attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In Re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling approving the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate Technology stockholders that was paid by SAC. As of September 30, 2001, our other assets included $70.0 million of indemnification receivable from SAC, our accrued acquisition and restructuring costs included $0.6 million of direct transaction costs, and our deferred and other income taxes included an additional $135.0 million. We did not acquire Seagate’s disc drive business or any other Seagate operating business.

      Acquisition-related costs are summarized below (in millions):

Direct
Transaction
Costs

Provision accrued at acquisition date	$40.0
Cash payments	(8.6)

Balance at December 31, 2000.	31.4
Cash payments	(25.8)
Reversals	(5.0)

Balance at September 30, 2001.	$0.6

      We anticipate that the remaining $0.6 million will be utilized in 2002.

Business Combinations

      On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. On June 1, 1999 we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView.

NSMG Acquisition

      The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. In connection with the NSMG acquisition, we issued 155,583,486 shares of our common stock to Seagate Software, Inc. and issued options to purchase 15,626,358 shares of our common stock to our employees who were former NSMG employees. We accounted for the NSMG acquisition using the purchase method of accounting, and we are incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For each of the three months ended September 30, 2001 and 2000, we recorded $206.9 million for the amortization of goodwill and other intangibles, and $14.6 million for the amortization of developed technology related to this acquisition, and for each of the nine months ended September 30, 2001 and 2000, we recorded $620.7 million for the amortization of goodwill and other intangibles, and $43.8 million for the amortization of developed technology related to this acquisition.

      Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million.

      Acquisition-related costs are summarized below (in millions):

		Operating Lease
	Direct	Commitments on	Involuntary
	Transaction Costs	Duplicative Facilities	Termination Benefits	Total

Provision accrued at acquisition date	$20.0	$8.2	$15.2	$43.4
Cash payments	(17.4)	(0.3)	(1.8)	(19.5)
Non-cash charges	—	—	(11.7)	(11.7)

Balance at December 31, 1999.	2.6	7.9	1.7	12.2
Cash payments	(1.9)	(1.9)	(0.9)	(4.7)

Balance at December 31, 2000.	0.7	6.0	0.8	7.5
Cash payments	(0.7)	(0.1)	(0.3)	(1.1)

Balance at September 30, 2001.	$—	$5.9	$0.5	$6.4

      We anticipate that the remaining acquisition-related costs accrual of $6.4 million will be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

      In addition, we recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge consisted of cancellation of facilities leases and other contracts of $8.8 million, involuntary termination benefits relating to the salary and fringe benefit expense for terminated employees in research and development of $1.3 million and $0.9 million of write-off of redundant equipment and leasehold improvements. The involuntarily terminated employees represented 2% of the global workforce. In the fourth quarter of 2000, mainly as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, we reversed $4.3 million of the restructuring charge.

      Restructuring costs are summarized below (in millions):

			Write-off
	Cancellation		of Redundant
	of Facilities Leases	Involuntary	Equipment and
	and Other Contracts	Termination Benefits	Leasehold Improvements	Total

Provision accrued at acquisition date	$8.8	$1.3	$0.9	$11.0
Cash payments	—	(0.9)	—	(0.9)
Non-cash charges	—	—	(0.9)	(0.9)

Balance at December 31, 1999.	8.8	0.4	—	9.2
Cash payments	(0.2)	—	—	(0.2)
Reversals	(3.9)	(0.4)	—	(4.3)

Balance at December 31, 2000.	4.7	—	—	4.7
Cash payments	(0.1)	—	—	(0.1)

Balance at September 30, 2001.	$4.6	$—	$—	$4.6

      We anticipate that the remaining restructuring charge accrual of $4.6 million will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through 2012.

TeleBackup Acquisition

      TeleBackup designed, developed and marketed software products for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became our wholly owned subsidiary in exchange for the issuance of 6,842,795 shares of either our common stock or shares exchangeable into our common stock to the holders of TeleBackup common shares, and the exchange of options to purchase 154,706 shares of our common stock to our employees who were former employees of TeleBackup. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we are incurring charges of $9.0 million per quarter, primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total purchase price for TeleBackup was $143.1 million and included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For the three months ended September 30, 2001 and 2000, we recorded $8.6 million for the amortization of goodwill and other intangibles, and $0.4 million for the amortization of developed technology related to this acquisition, and for the nine months ended September 30, 2001 and 2000, we recorded $25.8 million for the amortization of goodwill and other intangibles, and $1.2 million for the amortization of developed technology related to this acquisition.

      The acquisition costs of $6.2 million consisted primarily of direct transaction costs and involuntary termination benefits.

      Acquisition-related costs are summarized below (in millions):

	Direct	Involuntary
	Transaction Costs	Termination Benefits	Total

Provision accrued at acquisition date	$5.6	$0.6	$6.2
Cash payments	(5.1)	(0.2)	(5.3)

Balance at December 31, 1999.	0.5	0.4	0.9
Cash payments	(0.2)	(0.4)	(0.6)

Balance at December 31, 2000.	0.3	—	0.3
Cash payments	(0.2)	—	(0.2)

Balance at September 30, 2001.	$0.1	$—	$0.1

      We anticipate that the remaining $0.1 million will be utilized in 2001.

NuView Acquisition

      Under an asset purchase agreement, we acquired certain assets of NuView for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we are incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million paid in cash. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For the three months ended September 30, 2001 and 2000, we recorded $4.1 million for amortization of goodwill and other intangibles, and $0.2 million for the amortization of developed technology related to this acquisition, and for the nine months ended September 30, 2001 and 2000, we recorded $12.3 million for amortization of goodwill and other intangibles, and $0.5 million for the amortization of developed technology related to this acquisition.

Accounting Pronouncements Affecting the Accounting Treatment of Previous Business Combinations

      For the three and nine months ended September 30, 2001 and 2000, we incurred net losses due to the amortization of developed technology, goodwill and other intangibles mainly related to the acquisitions of the NSMG business, TeleBackup and NuView. From all of our acquisitions, we expect to incur charges of $237.6 million in the fourth quarter of 2001 related to the amortization of developed technology, goodwill and other intangibles. Because of these significant quarterly charges, it is likely that we will remain unprofitable in the fourth quarter of 2001. On January 1, 2002, upon adoption of newly issued Statement of Financial Accounting Standards, or SFAS, 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles will change. As extensive effort is needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report. Refer to the New Accounting Pronouncements section on page 21 for the impacts of the adoption of SFAS 141 and SFAS 142 on our financial statements.

Results of Operations

      The following table sets forth the percentage of total net revenue represented by certain line items from our condensed consolidated statement of operations for the three and nine months ended September 30, 2001 and 2000, respectively, and the percentage changes between the comparable periods:

	Percentage of
	Total Net Revenue
			Period-to-Period
			Percentage Change
	Three Months Ended
	September 30,		Three Months Ended
			September 30, 2001
	2001	2000	Compared to 2000

Net revenue:
User license fees	71%	81%	(6)%
Services	29	19	66

Total revenue	100	100	7
Cost of revenue:
User license fees	2	3	(15)
Services	10	7	56
Amortization or developed technology	5	5	2

Total cost of revenue	17	15	24

Gross profit	83	85	4
Operating expenses:
Selling and marketing	41	37	19
Research and development	18	15	33
General and administrative	9	6	45
Amortization of goodwill and other intangibles	65	69	1
Acquisition and restructuring costs (reversals)	(2)	—	—

Total operating expenses	131	127	11

Loss from operations	(48)	(42)	24
Interest and other income, net	5	5	—
Interest expense	(3)	(3)	(9)
Loss on strategic investments	(5)	—	—

Loss before income taxes	(51)	(40)	37
Provision (benefit) for income taxes	(3)	7	(145)

Net loss	(48)%	(47)%	9

	Percentage of
	Total Net Revenue
			Period-to-Period
			Percentage Change
	Nine Months Ended
	September 30,		Nine Months Ended
			September 30, 2001
	2001	2000	Compared to 2000

Net revenue:
User license fees	75%	82%	23%
Services	25	18	82

Total revenue	100	100	34
Cost of revenue:
User license fees	3	3	(3)
Services	9	7	66
Amortization or developed technology	4	6	2

Total cost of revenue	16	16	29

Gross profit	84	84	34
Operating expenses:
Selling and marketing	38	37	38
Research and development	16	15	47
General and administrative	8	6	59
Amortization of goodwill and other intangibles	60	79	1
Acquisition and restructuring costs (reversals)	(1)	—	—

Total operating expenses	121	137	18

Loss from operations	(37)	(53)	(8)
Interest and other income, net	5	5	30
Interest expense	(2)	(3)	(6)
Loss on strategic investments	(1)	—	—

Loss before income taxes	(35)	(51)	(8)
Provision (benefit) for income taxes	5	8	(21)

Net loss	(40)%	(59)%	(10)

     Net Revenue

      Total net revenue increased 7% from $317.2 million for the three months ended September 30, 2000 to $340.2 million for the three months ended September 30, 2001, and increased 34% from $837.2 million for the nine months ended September 30, 2000 to $1,117.9 million for the nine months ended September 30, 2001. We believe that the percentage increase in total revenue achieved in this period is not necessarily indicative of future results. In 2001, our total net revenue has been adversely affected by weaker general economic and industry conditions resulting in reduced capital spending by our customers and, additionally for the three months ended September 30, 2001, by the national tragedy on September 11, 2001. The reduction in customer spending and the uncertainty arising from the national tragedy on September 11, 2001 may stagnate or reduce the demand for our user licenses and services until the economic and industry conditions improve significantly. We expect total net revenue to decrease in the fourth quarter of 2001 compared to the fourth quarter of 2000. Our revenue is comprised of user license fees and service revenue.

      User License Fees. User license fees decreased 6% from $256.9 million for the three months ended September 30, 2000 to $240.0 million for the three months ended September 30, 2001, and increased 23% from $686.1 million for the nine months ended September 30, 2000 to $842.7 million for the nine months ended September 30, 2001. The decrease in the three months ended September 30, 2001 was due to weaker general economic and industry conditions and the national tragedy on September 11, 2001. The increase in the nine months ended September 30, 2001 was primarily the result of the continued growth in market acceptance of our software products, a greater volume of large end-user transactions, and increased revenue from original equipment manufacturers in the first half of 2001.

      We derive our user license fees mainly from the sale of three different categories of software products: data protection, file and volume management, and clustering and replication. We market and distribute our software products as individual software products and integrated products suites, also referred to as application solutions. A portion of the user license fees generated by application solutions is allocated to the clustering and replication products. User license fees from our data protection, file and volume management and application solutions products decreased 4% from $217.7 million for the three months ended September 30, 2000 to $209.1 million for the three months ended September 30, 2001, and increased 24% from $587.5 million for the nine months ended September 30, 2000 to $729.4 million for the nine months ended September 30, 2001. The user license fees from our data protection, file and volume management and application solutions products accounted for 87% of user license fees for the three months ended September 30, 2001, and 85% for the three months ended September 30, 2000, and accounted for 87% of user license fees for the nine months ended September 30, 2001, and 86% for the nine months ended September 30, 2000. Our user license fees from our clustering and replication products decreased 21% from $39.2 million for the three months ended September 30, 2000 to $30.9 million for the three months ended September 30, 2001, and increased 15% from $98.6 million for the nine months ended September 30, 2000 to $113.3 million for the nine months ended September 30, 2001.

      For the three months ended September 30, 2001, we recorded a smaller volume of large end-user transactions than in previous quarters, while for the nine months ended September 30, 2001 we recorded a larger volume of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees decreased 13% from $41.6 million for the three months ended September 30, 2000 to $36.4 million for the three months ended September 30, 2001, and increased 38% from $131.1 million for the nine months ended September 30, 2000 to $180.6 million for the nine months ended September 30, 2001.

      Our user license fees from original equipment manufacturers decreased 20% from $54.2 million for the three months ended September 30, 2000 to $43.6 million for the three months ended September 30, 2001, and increased 7% from $133.9 million for the nine months ended September 30, 2000 to $143.6 million for the nine months ended September 30, 2001. The user license fees from original equipment manufacturers accounted for 18% of user license fees for the three months ended September 30, 2001 and 21% for the three months ended September 30, 2000, and accounted for 17% of user license fees for the nine months ended September 30, 2001 and 20% for the nine months ended September 30, 2000.

      Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, from consulting and training services. Service revenue increased 66% from $60.2 million for the three months ended September 30, 2000 to $100.2 million for the three months ended September 30, 2001, and increased 82% from $151.2 million for the nine months ended September 30, 2000 to $275.2 million for the nine months ended September 30, 2001. These increases were primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services. Nevertheless, our service revenue has been adversely affected in the three months ended September 30, 2001 by the national tragedy on September 11, 2001, which caused air travel delays or cancellations and caused many companies to impose air travel restrictions that resulted in our inability to visit customer sites and in our customers inability to visit our offices. Service revenue represented 29% of total net revenue for the three months ended September 30, 2001 and 25% of total revenue for the nine months ended September 30, 2001. We expect service revenue to increase in absolute dollars and to remain close to 29% of total net revenue in the next few quarters.

     Cost of Revenue

      Cost of revenue increased 24% from $46.5 million for the three months ended September 30, 2000 to $57.7 million for the three months ended September 30, 2001, and increased 29% from $135.9 million for the nine months ended September 30, 2000 to $175.6 million for the nine months ended September 30, 2001. Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service revenue varies depending upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate in the future, reflecting this mix and the timing differences between increasing our organizational investments and the recognition of revenue that we expect as a result of these investments.

      Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Also included in the cost of revenue is the amortization of developed technology related primarily to the 1999 acquisitions of NSMG, TeleBackup and NuView. Cost of user license fees decreased 5% from $24.8 million for the three months ended September 30, 2000 to $23.7 million for the three months ended September 30, 2001, and decreased slightly from $75.7 million for the nine months ended September 30, 2000 to $75.6 million for the nine months ended September 30, 2001. Gross margin on user license fees remained constant at 90% for the three months ended September 30, 2000 and the three months ended September 30, 2001, and increased from 89% for the nine months ended September 30, 2000 to 91% for the nine months ended September 30, 2001. The increase in gross margin on user license fees for the nine months ended September 30, 2001 was due mainly to the combination of increases in user license fees revenue and the stability of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 96% for the three months ended September 30, 2000 and 97% for the three months ended September 30, 2001, and 96% for the nine months ended September 30, 2000 and 97% for the nine months ended September 30, 2001. The gross margin on user license fees may vary from period to period based on the license revenue mix, because some products carry higher royalty rates than others. We do not expect gross margin on user license fees to increase in the future.

      Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 56% from $21.7 million for the three months ended September 30, 2000 to $34.0 million for the three months ended September 30, 2001, and increased 66% from $60.2 million for the nine months ended September 30, 2000 to $100.0 million for the nine months ended September 30, 2001. Gross margin on service revenue increased from 64% for the three months ended September 30, 2000 to 66% for the three months ended September 30, 2001, and increased from 60% for the nine months ended September 30, 2000 to 64% for the nine months ended September 30, 2001. The gross margin improvement for the three and nine months ended September 30, 2001 was the result of increased productivity and higher service revenue growth due to support fees from a larger installed customer base. We expect the costs of service revenue to continue to increase in absolute dollars in the next few quarters and we expect the gross margin on service revenue to remain stable as a percentage.

      Amortization of Developed Technology. Amortization of developed technology increased 2% from $15.6 million for the three months ended September 30, 2000 to $15.8 million for the three months ended September 30, 2001, and increased 2% from $46.5 million for the nine months ended September 30, 2000 to $47.3 million for the nine months ended September 30, 2001. These amounts mainly represent the amortization of the developed technology recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The useful life of the developed technology acquired is four years and we expect the amortization to be approximately $15.8 million in the fourth quarter of 2001. Refer to the New Accounting Pronouncements section on page 21 for the impacts of the adoption of SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets on our financial statements.

     Operating Expenses

      Total operating expenses increased 11% from $403.5 million for the three months ended September 30, 2000 to $446.8 million for the three months ended September 30, 2001, and increased 18% from $1,143.5 million for the nine months ended September 30, 2000 to $1,348.8 million for the nine months ended September 30, 2001. We believe that the percentage increase in total operating expenses in this period is not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, and amortization of goodwill and other intangibles.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 19% from $116.9 million for the three months ended September 30, 2000 to $138.7 million for the three months ended September 30, 2001, and increased 38% from $310.6 million for the nine months ended September 30, 2000 to $427.2 million for the nine months ended September 30, 2001. The increase in absolute dollars for the three months ended September 30, 2001 was primarily attributable to increased sales and marketing staffing and, to a lesser extent, increased costs associated with travel and entertainment. The increase in absolute dollars for the nine months ended September 30, 2001 was primarily attributable to increased sales and marketing staffing and to a lesser extent to new marketing programs. As a percentage of net revenue, selling and marketing expenses increased from 37% for the three months ended September 30, 2000 to 41% for the three months ended September 30, 2001, and increased slightly from 37% for the nine months ended September 30, 2000 to 38% for the nine months ended September 30, 2001. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, we expect our selling and marketing expenses to increase in absolute dollars and to decrease slightly as a percentage of total net revenue in the next few quarters.

      Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 33% from $46.3 million for the three months ended September 30, 2000 to $61.6 million for the three months ended September 30, 2001, and increased 47% from $120.6 million for the nine months ended September 30, 2000 to $177.7 million for the nine months ended September 30, 2001. The increases in absolute dollars for both the three and nine months ended September 30, 2001 were due primarily to increased staffing levels associated with new hires and, to a lesser extent, costs associated with depreciation and amortization of new equipment purchased for expansion of development efforts for new technology. As a percentage of net revenue, research and development expenses increased from 15% for the three and nine months ended September 30, 2000 to 18% for the three months ended September 30, 2001 and 16% for the nine months ended September 30, 2001. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses to continue to increase in absolute dollars in future periods and to remain stable as a percentage of net revenue in the next few quarters. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development.

      General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 45% from $20.5 million for the three months ended September 30, 2000 to $29.7 million for the three months ended September 30, 2001, and increased 59% from $53.0 million for the nine months ended September 30, 2000 to $84.1 million for the nine months ended September 30, 2001. The increase in absolute dollars for the three and nine months ended September 30, 2001 was primarily due to an increase in additional personnel costs, and to a lesser extent, expenses associated with enhancing our infrastructure to support expansion of our operations. As a percentage of net revenue, general and administrative expenses increased from 6% for the three and nine months ended September 30, 2000 to 9% for the three months ended September 30, 2001 and 8% for the nine months ended September 30, 2001. We expect general and administrative expenses to increase in absolute dollars and remain stable as a percentage of net revenue in the next few quarters.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased 1% from $219.8 million for the three months ended September 30, 2000 to $221.8 million for the three months ended September 30, 2001, and increased 1% from $659.3 million for the nine months ended September 30, 2000 to $664.8 million for the nine months ended September 30, 2001. This amount mainly represents amortization of goodwill, distribution channels, trademarks and other intangible assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and the other intangibles is four years. We expect the amortization related to goodwill to be approximately $202.8 million and the amortization related to other intangibles to be approximately $19.0 million in the fourth quarter of 2001. Refer to the New Accounting Pronouncements section below for the impacts of the adoption of SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets on our financial statements.

      Acquisition and Restructuring Costs (Reversals). In November 2000, we accrued $40.0 million of acquisition related costs in connection with the Seagate Technology transaction. In the third quarter of 2001, we reversed $5.0 million of net attorneys’ fees originally accrued in relation with the Delaware lawsuit captioned In Re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling approving the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate Technology stockholders that was paid by SAC .

      Interest and Other Income, Net. Interest and other income, net increased slightly from $15.6 million for the three months ended September 30, 2000 to $15.7 million for the three months ended September 30, 2001, and increased 30% from $39.7 million for the nine months ended September 30, 2000 to $51.5 million for the nine months ended September 30, 2001. The increase was due to increased amounts of interest income attributable to the higher level of funds available for investment, which were primarily from the net cash provided by operating activities, partially offset by a lower return on investments due to lower market interest rates.

      Interest Expense. Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. Interest expense decreased 9% from $8.3 million for the three months ended September 30, 2000 to $7.6 million for the three months ended September 30, 2001, and decreased 6% from $23.3 million for the nine months ended September 30, 2000 to $21.8 million for the nine months ended September 30, 2001. The decrease was primarily due to the interest expense savings that has been realized with the conversion of approximately $35.5 million of the 5.25% convertible subordinated notes that occurred in the third quarter of 2000.

      Loss on strategic investments. With the recent decline in the economy, many companies have experienced extreme volatility and instability in their business and operating results. During the third quarter of 2001, we recognized impairment losses on these investments when we determined that there had been a decline in the fair value of the investment that was other than temporary. For the three and nine months ended September 30, 2001, we recorded impairment losses on strategic investments of $16.1 million. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing, and the uncertainty of its financial conditions.

      Income Taxes. We had effective tax rates of negative 6% for the three months ended September 30, 2001, compared to positive 18% for the three months ended September 30, 2000. We also had effective tax rates of positive 14% for the nine months ended September 30, 2001, compared to positive 16% for the nine months ended September 30, 2000. Our September 30, 2001 and 2000 effective tax rates differed from the combined federal and state statutory rates primarily due to differences attributable to acquisition-related charges that were non-deductible for tax purposes.

      New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30,

2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      We are required to adopt the provisions of SFAS 141 immediately and SFAS 142 will become effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

      SFAS 141 requires that upon adoption of SFAS 142, we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, this statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

      As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $1,163 million and unamortized other identifiable intangible assets in the amount of approximately $208 million, all of which will be subject to the transition provisions of SFAS 141 and 142. The quarterly amortization expense related to goodwill is expected to be $202.8 million in the fourth quarter of 2001. As extensive effort is needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

      In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121 and APB Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. We will be required to implement the provisions of SFAS 144 as of the beginning of our 2002 fiscal year. We do not believe that SFAS 144 will have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents, short-term investments and long-term investments totaled $1,588.7 million at September 30, 2001 and represented 73.7% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term and long-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. At September 30, 2001, we had $440.4 million of convertible subordinated notes, $168.0 million of deferred and other income taxes, of which $135.0 million is related to the Seagate Technology transaction and which is partially offset by $70.0 million of indemnification receivable from SAC, and stockholders’ equity was approximately $2,708.2 million.

      Net cash provided by operating activities was $409.7 million in the nine months ended September 30, 2001, and $345.5 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash provided by operating activities resulted primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans, a decrease in accounts receivables and an increase in deferred revenue, partially offset by decreases in accrued acquisition and restructuring costs and deferred income taxes. For the nine months ended September 30, 2000, cash provided by operating activities resulted primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans, increases in deferred revenue and accrued compensation and benefits, partially offset by a decrease in deferred income taxes and increases in accounts receivable and other assets.

      Our investing activities used cash of $781.7 million in the nine months ended September 30, 2001, and $18.2 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the primary use of cash was for the net purchases of short-term and long-term investments of $616.3 million, and for property and equipment of $124.3 million. For the nine months ended September 30, 2000, the primary use of cash was to purchase property and equipment of $83.1 million and strategic investments of $22.0 million, partially offset by the net decrease in short-term and long-term investments of $89.4 million.

      Financing activities provided cash of $85.1 million in the nine months ended September 30, 2001, and $87.0 million in the nine months ended September 30, 2000 from the issuance of common stock under our employee stock plans.

Convertible Subordinated Notes

      In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the “5.25% notes”), for which we received net proceeds of $97.5 million. We and our wholly owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. At September 30, 2001, a total principal amount at maturity of $35.5 million was converted into approximately 3.7 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.5 million outstanding as of September 30, 2001, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the “1.856% notes”) for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. At September 30, 2001, a total principal amount at maturity of $1.1 million was converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of September 30, 2001, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

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

Commitments

      During the third and fourth quarters of 2001, we extended and amended the term of our $50.0 million unsecured credit facility with a syndicate of financial institutions. At September 30, 2001, no amount was outstanding and the credit facility is due to expire in September 2002. Borrowings under the credit facility bear interest at 1.0% to 1.625% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which we were in compliance with as of September 30, 2001.

      During the first, third and fourth quarters of 2001, we amended our existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. The new corporate campus facilities were developed in one phase for a total of 425,000 square feet and provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have the option to purchase the property (land and facilities) for $147.8 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $130.8 million if the sales price is less than this amount, subject to certain provisions of the lease. We now occupy the new corporate campus facilities and began making lease payments in the second quarter of 2001.

      During the first, third and fourth quarters of 2001, we amended our existing lease agreement, originally signed in the first quarter of 2000, for its existing facilities in Roseville, Minnesota. We improved and expanded our existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in the second quarter of 2001. The facilities provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. We have the option to purchase the property (land and facilities) for $41.5 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $36.0 million if the sales price is less than this amount, subject to certain provisions of the lease. We now occupy the new campus facilities and began making lease payments in the second quarter of 2001.

      During the third and fourth quarters of 2001, we amended our existing lease agreement, originally signed in the third quarter of 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each. We have the option to purchase the property (land and first phase facilities) for $243.0 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220.0 million if the sales price is less than this amount, subject to certain provisions of the lease. We anticipate occupying the new campus facilities and beginning the lease payments in the fourth quarter of 2002 for the first phase. We are currently analyzing our construction schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

      The three lease agreements listed above require that we maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of September 30, 2001.

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

Our revenue may fluctuate significantly, which could cause the market price of our securities to decline

      We may experience a shortfall in revenue in any given quarter. Any such shortfall in revenue could cause the market price of our securities to fall substantially. Our revenue in general, and our license revenue in particular, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak or uncertain general economic and industry conditions;

•	the timing and magnitude of sales through our original equipment manufacturer customers, including Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems;

•	the possibility that a slowdown in sales by our original equipment manufacturer customers could result in reduced demand for our products and services;

•	the unpredictability of the timing and magnitude of sales to the retail channel by our resellers and sales by our direct sales force, which tend to generate sales later in our quarters than original equipment manufacturer sales;

•	the timing and magnitude of direct sales to end-user customers;

•	the timing of revenue recognition for sales of software products and services;

•	the introduction, timing and market acceptance of new products and services;

•	changes in data storage and networking technology or introduction of new operating system upgrades by our original equipment manufacturer customers, which could require us to modify our products and services or to develop new products and services;

•	the relative growth rates of the Windows NT, UNIX and Linux markets;

•	the rate of adoption of storage area networks and the timing and magnitude of sales of our storage area networking products and services;

•	the rate of adoption of network attached storage appliance technology and the timing and magnitude of sales of our network attached storage appliance products and services;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	changes in our pricing policies and distribution terms;

•	the timing and amount of revenue attributable to our end-user customers whose businesses are substantially dependent on the Internet or the telecommunications markets, whose ability to purchase our products may be adversely affected by their inability to raise additional capital or to meet their business objectives;

•	the possibility that our customers may defer purchases in anticipation of new products or product updates by us or by our competitors;

•	the possibility that our customers may cancel, defer or limit purchases as a result of the threat of terrorism or military actions taken by the United States or its allies in reaction to that threat;

•	the possibility that air travel delays or cancellations and air travel restrictions imposed by many companies could adversely affect our licensing efforts or our services revenue, as they result in our inability to visit customer sites and result in our customers inability to visit our offices;

•	the overall demand for data availability products and services, which is likely to be lower in weak or uncertain general economic and industry conditions; and

•	the possibility of a worsening of the current weak or uncertain general economic and industry conditions.

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

Sales of a small number of product lines make up a substantial portion of our revenue

      We derive and expect to derive a substantial majority of our revenue from a limited number of software products. If many customers do not purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected. For the nine months ended September 30, 2001 and 2000, we derived approximately $720 million, or 85%, and $575 million, or 84%, respectively, of our license revenue from storage management products, including VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup and VERITAS Backup Exec.

We derive a significant amount of revenue from only a few customers

      Although for the nine months ended September 30, 2001 and 2000 no single customer accounted for greater than 10% of our total net revenue, we typically derive significant revenue from a small number of customers, including our original equipment manufacturer customers. If any of them were to reduce purchases of products or services from us, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of these customers have recently announced that their own businesses are slowing, which could adversely affect their demand for our products and services. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

Our success depends on our ability to develop new and enhanced products and services that achieve widespread market acceptance

      Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product updates and services on a timely basis, by extending the operation of our products on new platforms and by keeping pace with technological developments and emerging industry standards. In order to grow our business, we are committing substantial resources to developing new software products and services, including software products and services for the storage area networking market and the network attached storage appliance market. Each of these markets is new and unproven, and industry standards for these markets are evolving and changing. If these markets do not develop as anticipated, or demand for our products and services in these markets does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

Our foreign sales and operations create special problems that could adversely affect our operating results

      An investment in our securities is riskier than an investment in many businesses because we expect to derive an increasing percentage of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. As of September 30, 2001, we had approximately 1,001 employees in Europe, 675 employees in the Asia-Pacific region, and 102 employees in Japan. Our foreign operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing our foreign operations, including difficulties related to administering our stock option plan in foreign countries and difficulties related to the new organizational structure in Europe that we implemented in 2001;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and other countries;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest or terrorism, whether related to the United States’ actions in Afghanistan or otherwise, particularly in areas in which we have facilities.

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

We are incurring significant accounting charges in connection with our acquisitions that are creating net losses immediately and in the future

      The significant costs of integration associated with the NSMG, TeleBackup and NuView acquisitions in 1999 increase the risk that we will not realize the anticipated benefits of those acquisitions. Because we accounted for these three acquisitions using the purchase method of accounting, we recorded goodwill and other intangible assets of approximately $3,754.9 million in 1999. This amount is being amortized over four years, and is resulting in charges to operations of approximately $234.8 million in the fourth quarter of 2001. As a result of these charges, we expect to continue to have net losses in the fourth quarter of 2001. On January 1, 2002, upon adoption of newly issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, the quarterly charges related to the amortization of developed technology, goodwill and other intangibles will change. As extensive effort is needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report.

We have a significant amount of debt that we may be unable to service or repay

      In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004, of which $64.5 million was outstanding as of September 30, 2001. In August 1999, we issued $465.8 million aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $464.7 million was outstanding as of September 30, 2001. As of September 30, 2001, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay our debts as they come due, we could be in default of those debts. For example, the notes could be declared immediately due and payable if we do not make timely payments. Our substantial leverage could also increase our vulnerability to general adverse economic and industry conditions because it makes it more difficult for us to raise capital if needed.

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

      Our outstanding forward contracts as of September 30, 2001 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. All forward contracts mature in 89 days or less as of September 30, 2001 (dollars in thousands):

			Fair Market Value
	Local Currency		at September 30, 2001
	Contract Amount	Contract Amount	(US $)

Contracts to Sell US $
British pound	7,986.8 GBP	11,778.4 USD	(21.6)
Danish krone	1,000.0 DKK	124.0 USD	(1.5)
Euro	58,610.8 EUR	53,992.2 USD	(721.2)
Norwegian kroner	1,500.0 NOK	171.7 USD	(2.9)
Swedish krona	4,613.5 SEK	429.1 USD	2.4

Contracts to Buy US $
Australian dollar	7,000.0 AUD	3,416.4 USD	(20.7)
Brazilian reals	2,100.0 BRL	791.0 USD	21.5
Canadian dollar	2,000.0 CAD	1,271.4 USD	4.8
Japanese yen	1,182,600.0 JPY	10,064.2 USD	125.9
Mexican peso	11,000.0 MXN	1,146.3 USD	(0.8)

Contracts to Buy Euro
Australian dollar	8,900.0 AUD	4,723.7 EUR	(86.9)
British pound	15,480.0 GBP	24,696.5 EUR	(298.8)
Indian rupee	30,200.0 INR	670.9 EUR	(15.6)
Japanese yen	285,388.0 JPY	2,628.4 EUR	(3.4)
Swiss franc	4,650.0 CHF	3,153.8 EUR	(3.2)

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2001, approximately 62% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 29% of our investment portfolio matures less than 90 days from the date of purchase.

      Long-term debt of $440.4 million consists of 5.25% convertible subordinated notes due 2004 of $64.5 million (the “5.25% notes”) and 1.856% convertible subordinated notes due 2006 of $375.9 million (the “1.856% notes”). The interest rate of 1.856% on the 1.856% notes, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

      The following table presents the amounts of our cash equivalents, investments and long-term debt that may be subject to interest rate risk and the average interest rates as of September 30, 2001 by year of maturity.

At September 30, 2001, amortized cost approximated fair value for all cash equivalents and investments (dollars in thousands):

		2002 and		Fair Value
	2001	Thereafter	2001 Total	Total 2001	Total 2000

Cash equivalents and short-term Investments:
Fixed rate	$443,563	$397,940	$841,503	$850,654	$790,276
Average fixed rate	3.68%	4.57%	4.10%	4.05%	6.46%
Variable rate	$177,830	—	$177,830	$177,830	$24,040
Average variable rate	3.14%	—	3.14%	3.14%	6.56%
Total cash equivalents and short-term investments:
Investments	$621,393	$397,940	$1,019,333	$1,028,484	$814,316
Average rate	3.52%	4.57%	3.93%	3.90%	6.46%
Long-term investments:
Fixed rate	—	$267,119	$267,119	$271,333	$125,966
Average fixed rate	—	4.81%	4.81%	4.73%	6.89%
Variable rate	—	—	—	—	$1,500
Average fixed rate	—	—	—	—	6.63%
Total long-term investments:
Investments	—	$267,119	$267,119	$267,587	$127,466
Average variable rate	—	4.81%	4.81%	4.74%	6.89%
Long-term debt:
Fixed rate	—	$440,437	$440,437	$505,170	$459,812
Average fixed rate	—	6.32%	6.32%	6.32%	6.23%

      In September 2000, we entered into a three year cross currency interest rate swap transaction (“swap”) for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar fixed principal and interest payments. As at September 30, 2001, twenty-three monthly payments of EUR 4,316.3 million remained to be swapped at a forward exchange rate 0.89070 U.S. dollar per Euro. The fair market value of the swap at September 30, 2001 was $(1.2) million. As a result of entering into the swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because we are receiving fixed interest payments under the swap, we are still subject to fluctuations in U.S. dollar interest rates. As of September 30, 2001 the impact of these fluctuations was not significant.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of September 30, 2001, we held one marketable equity security, representing a total market value of $0.9 million. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by approximately $0.1 million. If our marketable equity security investments as of September 30, 2001 had been valued using prices as of October 31, 2001, the value of these securities would have increased by approximately $0.2 million, or 27%. This estimate is not necessarily indicative of future performance and actual results may differ materially.

      We also have begun to make investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. During the third quarter of 2001, we recognized impairment losses on our strategic investments when we determined that there has been a decline in the fair value of the investment that was other than temporary. For the three and nine months ended September 30, 2001, we recorded impairment losses on strategic investments of $16.1 million. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing, and the uncertainty of its financial conditions. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

PART II:     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit
Number	Description

10.01	Fourth Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VERITAS Software Global Corporation (“VSGC”), the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.
10.02	Third Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.
10.03	VERITAS Participation Agreement First Amendment dated as of September 27, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.
10.04	Amended and Restated Credit Agreement dated as of September 27, 2001 among VSGC, the various parties thereto from time to time, ABN Amro Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch.
10.05	Fifth Amendment and Restatement of Certain Operative Agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.

Exhibit
Number	Description

10.06	Fourth Amendment and Restatement of Certain Operative agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.
10.07	VERITAS Participation Agreement Second Amendment dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.
10.08	First Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, each of the financial institutions from time to time listed in Schedule I thereto, as amended from time to time as “Lenders”, Credit Suisse First Boston as “Documentation Agent”, Credit Lyonnais Los Angeles Branch as “Syndication Agent”, and ABN Amro Bank N.V. as “Administrative Agent”.

      (b)  Reports on Form 8-K

Date of Report	Item(s)	Description

7/17/01	5.7	VERITAS announced financial results for its second quarter ended June 30, 2001 and included the press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001

VERITAS SOFTWARE CORPORATION

/s/ KENNETH E. LONCHAR
Kenneth E. Lonchar
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.01	Fourth Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VERITAS Software Global Corporation (“VSGC”), the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.
10.02	Third Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.
10.03	VERITAS Participation Agreement First Amendment dated as of September 27, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.
10.04	Amended and Restated Credit Agreement dated as of September 27, 2001 among VSGC, the various parties thereto from time to time, ABN Amro Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch.
10.05	Fifth Amendment and Restatement of Certain Operative Agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.
10.06	Fourth Amendment and Restatement of Certain Operative agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.
10.07	VERITAS Participation Agreement Second Amendment dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.
10.08	First Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, each of the financial institutions from time to time listed in Schedule I thereto, as amended from time to time as “Lenders”, Credit Suisse First Boston as “Documentation Agent”, Credit Lyonnais Los Angeles Branch as “Syndication Agent”, and ABN Amro Bank N.V. as “Administrative Agent”.