Form 10-K
period 2001-12-31
VERITAS SOFTWARE CORP /DE/
filed 2002-04-01
CIK 1084408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

 .

Commission File Number 0-26247

VERITAS SOFTWARE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0507675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Ellis Street Mountain View, California	94043
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (650) 527-8000

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      As of February 28, 2002, 406,738,273 shares of the Registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 28, 2002 was approximately $14.4 billion.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant’s definitive proxy statement, to be delivered to stockholders in connection with the Registrant’s Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

      VERITAS, VERITAS Software, the VERITAS logo and our product names are trademarks or registered trademarks of VERITAS Software Corporation in the United States and other countries. Other product names mentioned herein may be trademarks and/or registered trademarks of their respective companies.

PART I

Item 1. Business

      This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, commitments under existing leases, research and development initiatives, sales and marketing initiatives and competitive pressure. In some cases, forward-looking statements are identified by word such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Future Results” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Overview

      VERITAS is a leading independent supplier of storage software products and services. Storage software includes storage management and data protection software as well as clustering, replication and storage area networking software. In recent years, storage software has become a critical component in the success of business enterprises. Today, a key competitive factor for many businesses is whether their critical data and the related software applications are protected and available without interruption 24 hours a day, seven days a week.

      VERITAS offers solutions to help solve the problems of today’s data-intensive business environments by providing essential storage software and storage virtualization solutions that enable customers to protect and access their business-critical data. Our products operate across computing environments ranging from the desktop computer to the large enterprise data center, including storage area networks, or SAN, to protect critical data, to provide high availability and to guard against disasters. VERITAS products help businesses make sure that their data is protected, accessible at all times, and can be managed and used in compliance with business policies.

      Demand for storage software products and services is fueled by many factors. These factors include the rapid increase in the number of Internet users and the number of businesses doing business online, the continuing automation of traditional business processes, the ever increasing quantity of data being collected and the need for data to be protected and accessible at all times, particularly in the event of a disaster. Our products help to improve the levels of centralization, control, automation and manageability in computing environments, which allows information technology, or IT, managers to be significantly more effective with constrained human and financial resources. Specifically, our products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. In addition, our products provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations. Our products are highly scalable, allowing our customers to keep up with the growth of data and technologies deployed in their businesses. In summary, our products help our customers manage their data storage in complex and diverse computing environments efficiently and cost-effectively.

      We develop and sell products for most popular operating systems, including various versions of UNIX (including Linux) and Windows. We also develop and sell products that support a wide variety of servers, storage devices, databases and network solutions. Customers use our software solutions in a wide variety of industries, and include many leading global corporations and e-commerce businesses. We also provide a full range of services to assist our customers in assessing, architecting and implementing their storage software solutions.

Recent Developments

      On December 28, 2001, we acquired The Kernel Group Incorporated, a privately-held software company based in Austin, Texas, for cash. The Kernel Group Incorporated develops and markets enterprise software solutions, including the “Bare Metal Restore” technology that automates recovery of Windows and major UNIX platforms in the event of data corruption or hardware failure. Bare Metal Restore technology helps administrators quickly restore systems, including their configurations and settings, in the event of a server loss. We plan to integrate the Bare Metal Restore technology into VERITAS NetBackup to enhance its recovery capabilities and allow us to deliver a common and enterprise-wide recovery solution to minimize system downtime.

      In December 2001, we entered into an agreement with IBM to deliver storage management solutions for complex multi-vendor storage environments, for customers seeking to implement integrated storage and data infrastructure solutions and obtain those solutions from a single source. Under the agreement, IBM Global Services will add our products to its data infrastructure services for all major platforms — including AIX, Linux, Solaris, HP-UX and Windows. IBM Global Services will provide enterprise consulting, implementation, support and maintenance services as part of its multi-vendor coordinated point of contact for information technology solutions tailored to the specific needs of joint customers. We will provide the full range of our product portfolio to customers of IBM Global Services.

Products

      We offer a wide range of leading storage software products to manage the rapid growth of data and the increasing complexity and size of networked environments that our customers face. Our products allow businesses to improve the management of their data, to protect their data and to increase the availability of their data.

Data protection

      We offer products designed to protect, back up and restore data. Our leading data protection products include:

Product	Description

VERITAS NetBackup	VERITAS NetBackup is designed to deliver mainframe-class data protection for the largest UNIX, Windows, Linux and NetWare enterprise environments, especially for corporate data centers and SAN environments. It gives organizations the ability to manage backup and recovery using intuitive graphical user interfaces and allows consistent backup policies to be enforced across the enterprise.
VERITAS NetBackup Professional	VERITAS NetBackup Professional is designed specifically as a backup and disaster recovery tool for mobile laptop and desktop computers. It provides centrally administered, non-intrusive backups and allows user-directed data restoration.

Product	Description

VERITAS Backup Exec for Windows	VERITAS Backup Exec for Windows is designed to provide scheduled automated data backup and restore functions for small, midsize or departmental Windows-focused environments. It supports Windows NT, Windows 2000, Windows XP and Windows 95/98/ME, and has an array of options to provide disaster recovery and to protect data contained in applications such as Microsoft Exchange and Lotus Domino.
VERITAS Backup Exec for NetWare	VERITAS Backup Exec for NetWare is designed to provide backup and restore functions for Novell NetWare environments, including support for NetWare 6. It has an array of options to protect data contained on remote NetWare, Windows NT and Windows 2000 servers.
VERITAS Global Data Manager	VERITAS Global Data Manager provides centralized monitoring of VERITAS NetBackup and VERITAS Backup Exec servers at different geographic locations that are part of a business’ intranet or wide area network. Its intended benefits include increased flexibility and control, global scalability, uninterrupted global operations and reduced management costs.
VERITAS NetBackup DataCenter	VERITAS NetBackup DataCenter is designed to deliver mainframe-class data protection for the largest UNIX, Windows, Linux and NetWare enterprise environments, especially for corporate data centers. It gives organizations the ability to manage all aspects of backup and recovery using intuitive, graphical user interfaces, allowing consistent backup policies to be enforced across the enterprise.
VERITAS NetBackup Storage Migrator	VERITAS NetBackup Storage Migrator is designed to increase the availability of critical business data by ensuring that only frequently used information is kept online. It migrates infrequently-used data from online devices to lower cost secondary storage and recalls migrated data to primary online storage when it is accessed by users or applications.
VERITAS Backup MyPC	VERITAS Backup MyPC is designed for the home office or small business computer user who has knowledge of data protection and requires a variety of features for protection of a single computer or small networks.

File system and volume management

      We offer products designed to improve the manageability and performance of business critical data. Our principal management and performance products include:

Product	Description

VERITAS File System	VERITAS File System is designed to enable fast system recovery, generally within seconds, from operating system failure or disruption. It gives servers mainframe-level capabilities by providing superior performance, data integrity, high availability and online manageability.
VERITAS Volume Manager	VERITAS Volume Manager allows for online disk storage management for business computing environments. It provides tools to protect against data loss due to hardware failure, to accelerate system performance by allowing files to be spread across multiple disks and to allow IT managers to reconfigure data locations without interrupting users.

Application solutions

      Businesses need integrated solutions engineered to work with specific databases or applications in order to optimize their data availability strategies. Our principal products offering these integrated solutions include:

Product	Description

VERITAS Foundation Suite	VERITAS Foundation Suite combines VERITAS Volume Manager and VERITAS File System. These two products together are intended to improve performance, availability and manageability.
VERITAS Database Edition for Oracle	VERITAS Database Edition for Oracle is an integrated suite of several VERITAS products designed to deliver improved performance, enhanced manageability and continuous database access to support the complex and demanding work of database administrators operating Oracle servers.
VERITAS Database Edition for Sybase	VERITAS Database Edition for Sybase is an integrated suite of several VERITAS solutions combined with specialized software agents designed to increase system performance and manageability in Sybase database environments.
VERITAS Database Edition for DB2	VERITAS Database Edition for DB2 is an integrated suite of data and storage management technologies designed to optimize performance, availability and manageability of DB2 server databases.
VERITAS Database Edition Advanced Cluster for Oracle8i	VERITAS Database Edition Advanced Cluster for Oracle8i is an integrated suite of storage management technologies designed to deploy and manage Oracle Parallel Server environments.

Clustering and replication

      We offer products that improve availability of key applications in complex computing environments. These products include:

Product	Description

VERITAS Cluster Server	VERITAS Cluster Server, or VCS, is an availability management solution designed to maximize data and application availability through proactive management of planned and unplanned downtime.
VERITAS Cluster Server QuickStart	VERITAS Cluster Server QuickStart is an affordable, easy-to-use server clustering tool for small businesses, branch offices, or first-time users who want to make applications highly available.
VERITAS Global Cluster Manager	VERITAS Global Cluster Manager is a cluster management product designed to monitor multiple geographically distributed VCS clustered computers and to manage failover of an entire cluster from one site to another.
VERITAS File Replicator	VERITAS File Replicator is a general purpose data replication tool designed for use in enterprise environments. It ensures that data written to one server is replicated to other participating servers, so that all updates are available for use in active file systems across all servers.
VERITAS Storage Replicator	VERITAS Storage Replicator delivers data replication for Windows NT environments. It can duplicate files or file systems at multiple locations for complete data protection or information distribution. It offers centralized management, high replication performance, minimal system requirements, both real-time and schedule-based replication, and selectable bandwidth usage.
VERITAS Volume Replicator	VERITAS Volume Replicator helps businesses ensure that current data is available at multiple global locations. It is a robust, flexible, multi-purpose data replication tool designed for enterprise environments.

SAN and Appliance Products

      The widespread use of business computer applications, coupled with the growth of corporate data, has exceeded the ability of current computing architectures to handle availability, scalability and manageability issues. Storage-centric architecture, called storage area networking, or SAN, has emerged to handle these issues. A SAN is a high-speed computing network that directly connects storage hardware devices, such as storage arrays, clustered servers, disk drives and tape drives, to client and server computers. The typical SAN infrastructure is capable of handling more data and transactions faster than a traditional network, can grow along with a business’ needs, and is more cost-effective than traditional network architectures. We are a leading innovator in developing SAN technology designed to reduce the cost and complexity of managing expanding networked storage environments.

      In addition, dedicated storage appliances are emerging as a solution to data storage needs. VERITAS ServPoint Appliance software transforms Sun servers and Sun or third party storage into dedicated storage appliances for UNIX and Windows NT clients. Open, scalable and highly available, VERITAS ServPoint Appliance software simplifies, consolidates, and reduces the total cost of storage deployment and management. Many of our products listed above are enabled to operate in a SAN environment and we have developed the SAN-specific products listed below:

Product	Description

VERITAS SANPoint Control	VERITAS SANPoint Control is a centralized management tool to help administer SAN-connected devices.
VERITAS SANPoint Direct	VERITAS SANPoint Direct’s file access is designed to bring increased performance and scalability to SAN environments by allowing computing nodes to access data directly at faster SAN speeds.
VERITAS SANPoint Foundation Suite HA	VERITAS SANPoint Foundation Suite HA is designed to extend VERITAS File System and VERITAS Volume Manager to support shared data in a SAN environment. With the software, multiple servers can access shared storage and files, transparently to the applications and concurrently with each other.
VERITAS SANPoint Storage Appliance	VERITAS SANPoint Storage Appliance is designed to enable a standard computer server to become a high performance and high availability storage server.
VERITAS ServPoint for NAS	VERITAS ServPoint for NAS is designed to transform a Network Attached Storage (NAS) appliance from a storage repository offering basic file services, to a strategic business-enabler with enterprise-class functionality.
VERITAS ServPoint for SAN	VERITAS ServPoint for SAN is designed to consolidate, aggregate and virtualize open storage for easy management and efficient use of storage resources.

Services

      We provide a full range of services to assist our customers in assessing, architecting and implementing their storage solutions. Our customer services and support organization provides customers with maintenance, technical support, consulting and training services. We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success in increasing the adoption rate of our solutions. Most of our customers have support agreements with us that provide for fixed fee, renewable annual maintenance consisting of technical and emergency support, and minor when-and-if-available product upgrades free of charge.

Maintenance and technical support

      We offer seven-day, 24-hour telephone support, as well as electronic mail and fax customer support. Our customers can choose from a variety of support packages to address their specific needs, ranging from one-time incident charges to comprehensive support services with a dedicated single point of contact at VERITAS for some of our applications. Some of our value-added resellers, system integrators and original equipment manufacturers also provide customer support for our products.

Consulting

      We believe that most customers need assistance before product selection and not just for the implementation of purchased products. Therefore, we offer strategy and analysis consulting services for planning the management and control of enterprise computing in specific customer environments, including SAN environments. For example, we can assist our customers with their business continuity readiness evaluation and their disaster recovery planning. In addition, we offer services to assist customers with product implementation.

Education and training

      We have a worldwide customer education and training organization. We offer training that enables customers to utilize our products, reduces the need for technical support and provides customers with a means to optimize their personnel investment by allowing their technical staff access to high quality, comprehensive instruction. The focus of this organization is aligned with our strategy to offer end-to-end storage software solutions by providing instruction from highly experienced training professionals either at the customer location or at one of our multi-platform classrooms.

Marketing, sales and distribution

      We market our products and related services through original equipment manufacturers, direct sales channels and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators. Some original equipment manufacturers incorporate our products into their products, some bundle our products with their products and some license our products to third parties as optional products. In general, we receive a fee for each sublicense of our products granted by the original equipment manufacturer to third parties. We provide our software products to customers under non-exclusive license agreements, including shrink-wrap or clickwrap licenses for some products. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our software products to customers. We enter into both object-code only and source-code licenses of our products.

      Our principal original equipment manufacturer relationships are with Compaq, Dell, Hewlett-Packard, IBM, Microsoft and Sun Microsystems.

•	Compaq. We have granted Compaq rights to distribute VERITAS Volume Manager and VERITAS File System on certain of its operating systems, and to distribute a limited functionality version of Backup Exec into specific systems. Compaq resells our products and services through the Compaq Global Services consulting division. Compaq is not obligated to sell our products or services under these agreements.

•	Dell. Under our agreements with Dell, Dell sells a specialized version of VERITAS Volume Manager, branded as Dell Open Manage Away Manager, and Dell bundles our clustering software with its products. Dell also serves as an authorized enterprise reseller of our products. Dell is not obligated to sell our products or services under these agreements.

•	Hewlett-Packard. We enable Hewlett-Packard to offer limited functionality versions and full-featured versions of VERITAS Volume Manager and VERITAS File System with copies of the HP-UX operating system that they sell. We receive no license fees for these limited functionality versions, but we do receive license fees for copies of the full-featured versions that are sold. Hewlett-Packard also serves as a reseller of some of our other products and services, but is not obligated to sell products under our reseller agreements. Under an agreement with Hewlett-Packard, we integrate our support services with Hewlett-Packard’s support services so Hewlett-Packard may provide the combined services to our joint customers. We have dedicated personnel to define and build versions of our products that meet the needs specific to the Hewlett-Packard marketplace and to focus sales and marketing efforts on the Hewlett-Packard sales channel. We cannot assure you that this strategy will be successful. Our relationship with Hewlett-Packard is governed by numerous agreements, which come up for renewal periodically. We cannot predict whether these agreements will be extended, and if they are, whether they will be extended on the same or different terms.

•	IBM. Under our agreements with IBM, we agreed to port and optimize our set of data availability solutions, including VERITAS Volume Manager and VERITAS File System, to AIX/ Monterey for IBM POWER PC and Intel IA-64 processor-based systems. This relationship is designed to augment our solutions that are already available from VERITAS for the IBM platform. Under our agreements, IBM is not obligated to sell any of our products, and we have not recognized any significant revenue under this agreement to date. We cannot assure you that we will realize any benefits from this arrangement with IBM.

•	Microsoft. Under our agreements with Microsoft, we agreed to develop a limited functionality version of VERITAS Volume Manager, which Microsoft has called Logical Disk Manager, to be ported to and embedded in version 5.0 of Microsoft’s Windows NT operating system, which now has been released as Windows 2000. We do not receive user license fees for licenses of Logical Disk Manager by Microsoft. Our products may not become available for use in future versions of Windows, and Microsoft is not required to use our products in future versions of Windows. We cannot assure you that we will realize any benefits from the inclusion of these embedded products in Windows 2000 or future versions of the Windows operating system. In addition, we authored a few other customized versions of our products that are packaged with Windows 2000.

•	Sun Microsystems. We have agreed with Sun Microsystems that Sun Microsystems may bundle a version of VERITAS Volume Manager with some of its storage technologies. We also license full versions of some of our products and add-on modules to Sun Microsystems for bundling with its products. Under these agreements, we granted Sun Microsystems a license to distribute and sub-license VERITAS NetBackup, VERITAS NetBackup Storage Migrator and some of the VERITAS Editions. This license is non-exclusive except with respect to certain named resellers for which Sun Microsystems retained exclusive distribution rights. Sun Microsystems is not obligated to sell any of our products under this agreement. Sun Professional Services provides our packaged professional services as well as our custom consulting services. This is designed to enable Sun Microsystems’ customers and our customers to maximize their system availability through optimal configurations and reliable installations. We cannot assure you that this arrangement will be successful. Our relationship with Sun Microsystems is governed by numerous agreements, which come up for renewal periodically. We cannot predict whether these agreements will be extended, and if they are, whether they will be extended on the same or different terms.

Sales, marketing and support organization

      During 2001, we continued to build our sales, marketing and customer support organization with a focus on delivering our products to resellers, integrators and end users. We have sales subsidiaries and direct sales personnel in North America, South America, Europe and Asia-Pacific. We also have resellers located in North America, South America, Europe, Asia-Pacific and the Middle East.

      We expect to increase the number of our sales, marketing and customer support employees in the future in order to expand our direct sales efforts to resellers and to end users. We may not have the necessary resources to accomplish this. It is also possible that we will not be able to establish and expand these new distribution channels successfully. We expect to hire additional sales employees during 2002. Competition for qualified sales, technical and other personnel is intense, and we may not be able to attract, assimilate or retain additional highly qualified employees in the future.

Customers

      Our software solutions are used by customers in a wide variety of industries, including many leading global corporations and e-commerce businesses. We market and sell our products and services to end user customers through a combination of original equipment manufacturers, direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

Concentration of customers

      In 2001, 2000 and 1999, no customer accounted for more than 10% of our net revenue.

Competition

      The markets in which we compete are intensely competitive and rapidly changing.

      We compete with internal development groups within our original equipment manufacturer partners that provide storage functions to support their systems. These internal development groups have the resources and capability to develop their own storage solutions. Some original equipment manufacturer customers are also our competitors, including Compaq Computer, EMC, Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Relationships between VERITAS and these competitors are complex. While we may compete with them for a share of the market, they also resell our products, and in some cases incorporate our technology into their products. We also may be involved with them in collaborative efforts to address interoperability issues and to set standards for evolving technology.

      In addition, we compete with:

•	hardware and software vendors that offer data protection;

•	hardware and software vendors that offer file system and volume management products;

•	hardware and software vendors that offer clustering and replication products;

•	hardware and software vendors that offer storage area networking management solutions and systems management companies that are integrating storage management functions into their platforms; and

•	hardware and software vendors that offer network attached storage and file serving solutions.

      The principal markets in which we compete are: data protection, file system and volume management, clustering, replication, storage area networking and network attached storage management solutions. Our principal competitors in each of these areas, including the original equipment manufacturer customers listed above, include:

•	Data protection. Commvault Systems, Computer Associates, EMC, Hewlett-Packard, IBM and Legato.

•	File system and volume management. Hewlett-Packard, IBM, Microsoft and Sun Microsystems.

•	Clustering and replication. Compaq Computer, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, Legato, Microsoft, Oracle, Quest Software and Sun Microsystems.

•	Storage area networking management. BMC Software, Compaq Computer, Computer Associates, EMC, IBM and network switch vendors.

•	Network attached storage. EMC and Network Appliance.

      The principal competitive factors in our industry include price, product functionality, product integration, platform coverage, ability to scale, worldwide sales infrastructure and global technical support. Although many of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base, we believe we compete favorably on the basis of each of these competitive factors relative to our competitors and that our hardware independent approach to storage software gives us an advantaged position in the market.

      Our future anticipated growth and success will depend on our ability to develop superior products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we expect to face additional competition from these companies in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect our business and operating results.

Research and development

      Our research and development efforts have been directed toward developing new products for UNIX and Windows, developing new features and functionality for existing products, integrating products in the existing product line and porting new and existing products to different operating systems.

      Our major research and development initiatives include:

•	additional integration of the full family of storage software products, including further integration of VERITAS Volume Manager, VERITAS File System and VERITAS NetBackup;

•	development of additional applications solutions;

•	development of additional Linux versions of our products;

•	development of additional clustering products;

•	development of additional storage area network products;

•	localization and translation of our products to improve our ability to compete internationally; and

•	porting of our technology to additional platforms to further our heterogeneous storage software strategy.

      Each of these initiatives involves technical and competitive challenges, which we may not be able to overcome successfully.

Development work under original equipment manufacturer agreements

      We devote a substantial amount of development effort to making sure that our products work on our original equipment manufacturer customer’s platforms. This is technically challenging, and we may not succeed in our effort.

      We have contractual development obligations with some of our original equipment manufacturer customers. Our agreements with EMC, Hewlett-Packard, IBM, and Sun Microsystems require us to commit staffing to our projects with them. We may not have the resources necessary to perform our obligations under these agreements.

Size and location of research and development group

      As of December 31, 2001, our research and development staff consisted of 1,585 employees located mainly at our Mountain View, California headquarters, and our Roseville, Minnesota, Heathrow, Florida and Pune, India locations.

Research and development expenditures

      We had research and development expenses of $241.2 million in 2001, $175.9 million in 2000 and $94.5 million in 1999. These amounts exclude $0.9 million in 2001 for stock-based compensation and $104.2 million in 1999 for in-process research and development charges in connection with acquisitions. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development. Our future success will depend in large part on our ability to enhance existing products, respond to changing customer requirements and develop and introduce new products in a timely manner that keep pace with technological developments and emerging industry standards. We continue to make substantial investments in undisclosed new products, which may or may not be successful. We may not complete these research and development efforts successfully and therefore, future products may not be available on a timely basis or achieve market acceptance.

Need to hire research and development personnel

      We need to hire additional research and development personnel to complete new products on a timely basis and to perform our obligations to key original equipment manufacturer partners. The market for these personnel is very competitive and we cannot assure that we can hire them on a timely basis or at all. We may consider acquiring and purchasing technology to achieve some of our objectives, but we may not be able to accomplish this successfully.

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

Trademarks and patents

      VERITAS is a registered trademark in the United States. VERITAS Software and the VERITAS logo are trademarks or registered trademarks in the United States and other countries. We have used, registered, and/or applied to register specific trademarks and service marks to distinguish genuine VERITAS products, technologies and services from those of its competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

      We have a number of U.S. and foreign issued patents and pending patent applications, including patents and rights to patent applications acquired from the NSMG business, TeleBackup Systems, Inc., NuView, Inc. and The Kernel Group Incorporated, that relate to various aspects of our products and technology. While we believe that patent protection is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

Employees

      As of December 31, 2001, we had 5,605 full-time employees, including 1,585 in research and development, 3,237 in sales, marketing, consulting, customer support and strategic initiatives and 783 in finance and administrative services. We expect to hire additional employees in 2002, particularly in research and development and in sales, marketing, consulting and customer support. We have not entered into any collective bargaining agreement with our employees, and believe that our relations with our employees are good. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Executive Officers

      The names of our executive officers, their ages as of December 31, 2001, and their positions are shown below. The dates given for time of service with VERITAS include time, where applicable, served by each individual with one of our principal predecessor companies.

Name	Age	Positions

Gary L. Bloom	41	Chairman of the Board, President and Chief Executive Officer
Geoffrey W. Squire	54	Executive Vice President and Vice-Chairman of the Board
Fred van den Bosch	54	Executive Vice President, Product Strategy and New Product Initiatives
Paul A. Sallaberry	45	Executive Vice President, Worldwide Field Operations
Kenneth E. Lonchar	43	Executive Vice President, Finance and Chief Financial Officer
Mark Bregman	44	Executive Vice President, Product Operations
Jay A. Jones	47	Senior Vice President and Chief Administrative Officer
Kristof Hagerman	37	Senior Vice President, Strategic Operations

      Mr. Bloom has served as our President and Chief Executive Officer since November 2000. Mr. Bloom became our Chairman of the Board effective January 1, 2002. Mr. Bloom joined us after a 14-year career with Oracle Corporation, where he served as Executive Vice President responsible for server development, platform technologies, marketing, education, customer support and corporate development from May 1999 to November 2000, as Executive Vice President of the systems product division from March 1998 to May 1999, as Senior Vice President of the system products division from November 1997 to March 1998, as Senior Vice President of the worldwide alliances and technologies division from May 1997 to October 1997, as Senior Vice President of the product and platform technologies division from May 1996 to May 1997, and as Vice President of the mainframe and integration technology division and Vice President of the massively parallel computing division from 1992 to May 1996. Before joining Oracle Corporation in 1986, Mr. Bloom held technical positions in the mainframe area at both IBM Corporation and Chevron Corporation. Mr. Bloom serves on the board of directors of Globespan Virata, Inc., a supplier of communications software and semiconductors.

      Mr. Squire has served as our Executive Vice President and Vice Chairman of the Board since April 1997, when we merged with OpenVision Technologies, Inc. Mr. Squire became a director of OpenVision in 1994 and was appointed Chief Executive Officer of OpenVision in 1995, after serving as its President and Chief Operating Officer from 1994 to 1995. Mr. Squire was President of the U.K. Computing Services and Software Association in 1994 and, in 1995, was elected as the founding President of the European Information Services Association. Mr. Squire also serves on the board of directors of Industri-Mathematik International Corp., a provider of supply chain and customer service software, and The Innovation Group PLC.

      Mr. van den Bosch has served as our Executive Vice President, Product Strategy and New Product Initiatives since July 1997. Mr. van den Bosch served as our Senior Vice President, Engineering from 1991 to July 1997 and was appointed as a director in 1996. From 1970 until 1990, he served in various positions with Philips Information Systems, including Director of Technology.

      Mr. Sallaberry has served as our Executive Vice President, Worldwide Field Operations since December 1999 after serving as our Senior Vice President, Worldwide Sales from July 1999 to December 1999, and Vice President, Worldwide Sales from April 1997 to July 1999. Mr. Sallaberry was OpenVision’s Senior Vice President of North American Operations from 1995 until the merger with VERITAS in April 1997.

      Mr. Lonchar has served as our Chief Financial Officer since April 1997 and as our Executive Vice President, Finance since April 2001. Mr. Lonchar served as our Senior Vice President, Finance from January 1999 until April 2001 and as our Vice President, Finance from April 1997 until January 1999. Mr. Lonchar was Chief Financial Officer and Senior Vice President of OpenVision from 1995 until the merger with VERITAS in April 1997. Mr. Lonchar is a certified public accountant. Mr. Lonchar also serves on the board of directors of Citrix Systems, Inc., a provider of application delivery and management software and services.

      Mr. Bregman has served as our executive vice president of product operations since February 2002. From August 2000 to October 2001, Mr. Bregman served as the Chief Executive Officer of Airmedia, a wireless Internet company. Prior to joining AirMedia, Inc., Mr. Bregman served a 16-year career with IBM, most recently as general manager of IBM’s RS/6000 and pervasive computing divisions from 1995 to August 2000.

      Mr. Jones has served as our Senior Vice President and Chief Administrative Officer since January 1999. Mr. Jones served as our Vice President, General Counsel and Secretary from April 1997 to January 1999. Mr. Jones joined OpenVision as General Counsel in 1993 and was appointed Vice President, General Counsel and Secretary in 1994 and served in those capacities until the merger with VERITAS in April 1997. Mr. Jones is a member of the California Bar Association.

      Mr. Hagerman has served as our Senior Vice President, Strategic Operations since August 2001 and as our Vice President, Strategic Alliances from February 2001 to July 2001. Before joining VERITAS, Mr. Hagerman served as founder and chief executive officer at Affinia inc, an affiliate marketing network, from September 1998 to September 2000 and as founder and chief executive officer of BigBook, Inc, an Internet yellow pages service, from 1995 until its acquisition by GTE in 1998. Before BigBook, Mr. Hagerman held various management positions in consulting, sales and marketing, business development, and finance.

Item 2. Properties

      Our properties consist primarily of leased office facilities for sales, research and development, consulting and administrative personnel. Our corporate headquarters consist of approximately 425,000 square feet and is located in Mountain View, California. Our principal facilities are located in Mountain View, California and Heathrow, Florida. Large portions of our facilities are occupied under leases that expire at various times through 2021. The table below shows the approximate square footage of the premises that we lease as of December 31, 2001 in the United States and abroad, excluding approximately 37 executive suites in North America, 15 in Europe, 6 in Asia and 1 in South America.

Approximate
Location	Square Footage

United States	1,799,946
Canada	17,296
Europe/ Middle East/ Africa	242,029
Asia/ Australia	244,256
South America	13,391

Total	2,316,918

      Total square footage total excludes approximately 27,212 square feet of space in the United States and 1,949 square feet of space in Australia that we sublease to third parties.

      In 2001, we occupied a new 425,000 square foot campus facility in Mountain View, California, and expanded our existing Roseville, Minnesota facility by an additional 142,000 square feet. Our Mountain View, California and Roseville, Minnesota facilities are each governed by operating lease agreements, which were entered into in 1999 and 2000, respectively. In 2000, we entered into an operating lease arrangement for land and a 466,000 square foot facility in Milpitas, California. We expect to commence occupying this facility in the fourth quarter of 2002. Additionally, there is approximately 150,000 square feet of space currently under construction at Green Park in Reading, UK, which we expect to occupy in two phases starting in April 2002. The existing Reading and Chertsey, UK facilities will be disposed thereafter. We believe our existing and planned facilities will be suitable for our needs. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3. Legal Proceedings

      We are currently party to various legal proceedings. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock is listed on the Nasdaq National Market under the symbol “VRTS.” The table below shows the range of high and low reported sale prices on the Nasdaq National Market for our common stock for the periods indicated.

	High	Low

2000
First Quarter	$174.00	$72.42
Second Quarter	140.50	75.31
Third Quarter	149.81	87.50
Fourth Quarter	166.88	79.25
2001
First Quarter	$108.75	$42.13
Second Quarter	80.05	38.60
Third Quarter	68.30	17.30
Fourth Quarter	47.14	18.00

      As of February 28, 2002, there were approximately 5,700 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 215,000.

Dividend Policy

      We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, to fund development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

      The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	$1,492,341	$1,207,328	$596,112	$210,865	$121,125
Amortization of developed technology	63,086	62,054	35,659	—	—
Amortization of goodwill and other intangibles	886,651	879,032	510,943	—	—
Stock-based compensation	8,949	—	—	—	—
Acquisition and restructuring costs (reversals)	(5,000)	(4,260)	11,000	—	8,490
In-process research and development	—	—	104,200	600	—
Income (loss) from operations	(561,950)	(553,880)	(475,237)	53,668	20,076
Net income (loss)	(651,362)	(619,792)	(502,958)	51,648	22,749
Net income (loss) per share — basic	$(1.63)	$(1.55)	$(1.59)	$0.24	$0.11
Net income (loss) per share — diluted	$(1.63)	$(1.55)	$(1.59)	$0.22	$0.10
Number of shares used in computing per share amounts — basic	399,016	400,034	316,892	211,558	205,300
Number of shares used in computing per share amounts — diluted	399,016	400,034	316,892	232,519	222,716

	December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Working capital	$1,544,836	$924,677	$630,440	$198,069	$187,667
Total assets	3,798,613	4,082,834	4,233,277	349,117	241,880
Long-term obligations	444,408	429,176	451,044	100,000	100,000
Accumulated deficit	(1,803,528)	(1,152,166)	(532,374)	(29,416)	(81,064)
Stockholders’ equity	2,723,453	2,982,571	3,393,061	169,854	104,193

      In 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., TeleBackup Systems, Inc. and NuView, Inc. Because we accounted for these three acquisitions using the purchase method of accounting, we recorded developed technology, goodwill and other intangible assets of approximately $3,754.9 million in total. Until December 31, 2001, these assets were being amortized over their estimated useful life of four years, and resulted in amortization charges of approximately $234.8 million per quarter. In 1999, we recorded one-time non-cash charges of $104.2 million related to the write-off of in-process research and development, and we also recorded a one-time restructuring charge of $11.0 million related primarily to costs for our duplicative facilities that we planned to vacate, of which $4.3 million was reversed in 2000 as a result of lower actual exit costs than originally estimated with respect to our duplicative facilities. In 2001, we recorded a stock-based compensation charge of $8.9 million mainly related to the acceleration of certain stock options held by our former chief executive officer and we reversed $5.0 million of net attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In Re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This annual report on Form 10-K, including the following sections, contains forward-looking statements that involve numerous risks and uncertainties, including effects of business combinations and acquisitions, new and critical accounting policies, products and services revenue, revenue mix, products and services gross margin, expense and amortization estimates, liquidity, and commitments under leases. In some cases, forward-looking statements are identified by word such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. In addition, these forward-looking statements include statements regarding our expectations, beliefs, plans, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. The actual results that we achieve may differ materially from those anticipated by any forward-looking statement due to risks and uncertainties including those described below under “Factors That May Affect Future Results.”

Overview

      VERITAS is a leading independent supplier of storage software products and services. Storage software includes storage management and data protection software as well as clustering, replication and storage area networking software. We develop and sell products for most popular operating systems, including various versions of UNIX (including Linux) and Windows. We also develop and sell products that support a wide variety of servers, storage devices, databases and network solutions. Customers use our software solutions in a wide variety of industries, and include many leading global corporations and e-commerce businesses. We also provide a full range of services to assist our customers in assessing, architecting and implementing their storage software solutions.

      We derive user license fee revenue from shipments of our software products to end-user customers through a combination of original equipment manufacturers, direct sales channels and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators. Some original equipment manufacturers incorporate our products into their products, some bundle our products with their products and some license our products to third parties as optional products. In general, we receive a user license fee for each sublicense of our products granted by an original equipment manufacturer licenses to its customer.

      Our services revenue consists of fees derived from maintenance, technical support, consulting and training services. Original equipment manufacturer maintenance agreements covering our products provide for technical and emergency support and minor unspecified product upgrades for a fixed annual fee. Maintenance agreements covering products that are licensed through channels other than original equipment manufacturers provide for technical support and unspecified product upgrades for an annual fee based on the number of user licenses purchased and the level of service subscribed.

International sales and operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 29% of our total revenue in 2001, 24% of our total revenue in 2000 and 24% of our total revenue in 1999. Our international revenue increased 46% to $430.2 million in 2001 from $294.4 million in 2000, and 103% in 2000 from $144.9 million in 1999.

      We believe that our success depends upon continued expansion of our international operations. We currently have sales and service offices and resellers located in North America, Europe, Asia-Pacific, South America and the Middle East, and a development center in India. International expansion will require us to establish additional foreign offices, hire additional personnel and recruit new international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that we are unable to meet these additional requirements, growth in international sales will be limited, which would have an adverse effect on our business, operating results and financial condition.

Seagate Technology transaction

      On November 22, 2000, we completed a multi-party transaction with Seagate Technology, which we refer to as Seagate, and Suez Acquisition Company (Cayman) Limited, which we refer to as SAC, a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with those operating assets. We did not acquire Seagate’s disc drive business or any other Seagate operating business. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of ours merged with and into Seagate, following which Seagate became our wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation.

      We issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of our common stock and certain non-operating assets and liabilities held by Seagate. The transaction resulted in a decrease of approximately 18.7 million shares of our outstanding common stock. At the closing of the transaction, we recorded the non-operating assets and liabilities assumed from Seagate at their fair values. In addition, we accrued $40.0 million of direct transaction costs.

      Acquisition-related costs are summarized below (in millions):

Direct
Transaction
Costs

Provision accrued at transaction date	$40.0
Cash payments	(8.6)

Balance at December 31, 2000	31.4
Cash payments	(26.0)
Reversals	(5.0)

Balance at December 31, 2001	$0.4

      In 2001, we reversed $5.0 million of net attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate stockholders that was paid by SAC. We anticipate that the remaining $0.4 million of accrued acquisition-related costs will be utilized in 2002.

      For the year ended December 31, 2000, the transaction had no impact on our consolidated statement of operations. For the year ended December 31, 2001, the transaction had the following significant impacts on our consolidated statement of operations:

•	reversal of acquisition and restructuring costs of $5.0 million; and

•	additional provision for income taxes of $30.1 million.

      Considering the impacts on our consolidated statement of operations, net of tax, and the impacts of the decrease of approximately 18.7 million shares of our common stock outstanding on the number of shares used in computing the net loss per share, the transaction resulted in incremental net losses per share of $0.13 the year ended December 31, 2001 and $0.01 for the year ended 2000. We expect the transaction to be accretive when we reach profitability.

      As of December 31, 2000 and 2001, the transaction had impacts on our consolidated balance sheet. The impacts on our assets and liabilities were:

      As of December 31, 2000

•	other non-current assets included $70.0 million of indemnification receivable from SAC and $4.0 million for our ownership in Gadzoox Networks, Inc.;

•	accrued acquisition and restructuring costs included $31.4 million of direct transaction costs; and

•	deferred and other income taxes included an additional $132.0 million, which was net of a deferred tax asset of $3.0 million related to our ownership in Gadzoox Networks, Inc.

      As of December 31, 2001

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	accrued acquisition and restructuring costs included $0.4 million of direct transaction costs;

•	income taxes payable included an additional $21.3 million; and

•	deferred and other income taxes included an additional $113.1 million.

      As of December 31, 2001 and 2000, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and $135.0 million, respectively, and related to certain tax liabilities that we expect to pay after the merger. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. In 2001, we recorded a reduction of $30.7 million in tax liabilities and indemnification receivable from SAC due to certain settlements entered into with tax authorities. Also, we recorded a provision for income taxes of $30.1 million due to changes in estimates of the amount and timing of other tax liabilities for years under examination. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations.

Business combinations

NSMG acquisition

      On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. We accounted for the NSMG acquisition using the purchase method of accounting, and have been incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of 155.6 million shares of our common stock, $269.7 million for the exchange of options to purchase 15.6 million shares of our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For each of 2001 and 2000, we recorded $827.6 million for the amortization of goodwill and other intangibles, and $58.4 million for the amortization of developed technology related to this acquisition. For 1999, we recorded $482.5 million for the amortization of goodwill and other intangibles, and $34.1 million for the amortization of developed technology related to this acquisition. The results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition.

      Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million.

      Acquisition-related costs are summarized below (in millions):

		Operating lease
	Direct	commitments	Involuntary
	transaction	on duplicative	termination
	costs	facilities	benefits	Total

Provision accrued at acquisition date	$20.0	$8.2	$15.2	$43.4
Cash payments	(17.4)	(0.3)	(1.8)	(19.5)
Non-cash charges	—	—	(11.7)	(11.7)

Balance at December 31, 1999	2.6	7.9	1.7	12.2
Cash payments	(1.9)	(1.9)	(0.9)	(4.7)

Balance at December 31, 2000	0.7	6.0	0.8	7.5
Cash payments	(0.7)	(0.2)	(0.3)	(1.2)

Balance at December 31, 2001	$—	$5.8	$0.5	$6.3

      The remaining acquisition-related costs accrual of $6.3 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

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

      Restructuring costs are summarized below (in millions):

			Write off of
			redundant
	Cancellation	Involuntary	equipment
	of facilities leases	termination	and leasehold
	and other contracts	benefits	improvements	Total

Provision accrued at acquisition date	$8.8	$1.3	$0.9	$11.0
Cash payments	—	(0.9)	—	(0.9)
Non-cash charges	—	—	(0.9)	(0.9)

Balance at December 31, 1999	8.8	0.4	—	9.2
Cash payments	(0.2)	—	—	(0.2)
Reversal	(3.9)	(0.4)	—	(4.3)

Balance at December 31, 2000	$4.7	$—	$—	$4.7
Cash payments	—	—	—	—

Balance at December 31, 2001	$4.7	$—	$—	$4.7

      The remaining restructuring charge accrual of $4.7 million is anticipated to be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

TeleBackup acquisition

      On June 1, 1999, we acquired TeleBackup Systems, Inc., which we refer to as TeleBackup. TeleBackup designed, developed and marketed software products for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. We accounted for the TeleBackup acquisition using the purchase method of accounting, and we have been incurring charges of $9.0 million per quarter, primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total purchase price for TeleBackup was $143.1 million and included $134.1 million related to the issuance of 6.8 million shares of our common stock, $2.8 million for the issuance of options to purchase 0.2 million shares of our common stock and $6.2 million in acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For each of 2001 and 2000, we recorded $34.5 million for amortization of goodwill and other intangibles, and $1.7 million for the amortization of developed technology related to this acquisition. For 1999, we recorded $20.1 million for amortization of goodwill and other intangibles, and $1.0 million for the amortization of developed technology related to this acquisition. The results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition.

      The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits.

      Acquisition-related costs are summarized below (in millions):

	Direct	Involuntary
	transaction	termination
	costs	benefits	Total

Provision accrued at acquisition date	$5.6	$0.6	$6.2
Cash payments	(5.1)	(0.2)	(5.3)

Balance at December 31, 1999	0.5	0.4	0.9
Cash payments	(0.2)	(0.4)	(0.6)

Balance at December 31, 2000	0.3	—	0.3
Cash payments	(0.3)	—	(0.3)

Balance at December 31, 2001	$—	$—	$—

NuView acquisition

      On August 10, 1999, we acquired certain assets of NuView, Inc., which we refer to as NuView, for a total cost of approximately $67.9 million. We accounted for the acquisition using the purchase method of accounting, and we have been incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of our common stock, $0.8 million for the issuance of options to purchase our common stock, $0.2 million in acquisition-related costs and $19.2 million paid in cash. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For each of 2001 and 2000, we recorded $16.5 million for amortization of goodwill and other intangibles, and $0.6 million for the amortization of developed technology related to this acquisition. For 1999, we recorded $8.1 million for amortization of goodwill and other intangibles, and $0.3 million for the amortization of developed technology related to this acquisition. The results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition.

Other acquisitions

      In 2001, we completed three acquisitions of privately held companies for a total cost of approximately $78.2 million. We accounted for these acquisitions using the purchase method of accounting. The purchase price included $76.3 million payable in cash, of which $64.7 was paid as of December 31, 2001, and $1.9 million in acquisition-related costs, of which $1.1 million was paid at December 31, 2001. The remaining cash payments of $11.6 million will be made throughout March 2003 and the remaining acquisition-related costs accrual of $0.8 million in direct transaction costs is anticipated to be paid by the end of 2002. The purchase price was allocated to goodwill of $65.9 million, developed technology of $12.7 million, other intangibles of $1.7 million, and net of tangible liabilities assumed of $2.1 million. For 2001, we recorded $7.5 million for the amortization of goodwill and other intangibles, and $1.0 million for the amortization of developed technology. The identifiable intangible assets are amortized over their estimated useful lives of two to four years. The results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition.

Accounting pronouncements affecting the accounting treatment of previous business combinations

      For the years ended December 31, 2001, 2000 and 1999 we incurred net losses due to the amortization of developed technology, goodwill and other intangibles mainly related to the acquisitions of the NSMG business, TeleBackup and NuView. From all of our acquisitions, we incurred charges of $949.7 million in 2001, $941.1 million in 2000 and $546.6 million in 1999 related to the amortization of developed technology, goodwill and other intangibles. On January 1, 2002, upon adoption of newly issued Statement of Financial Accounting Standards, or SFAS, 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles has changed. Because of this change, we expect to become profitable in 2002. Refer to the “New Accounting Pronouncements” section for a discussion on the impacts of the adoption of SFAS 141 and SFAS 142 on our financial statements.

Critical Accounting Policies

      We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These significant accounting policies are:

•	Revenue recognition;

•	Impairment of long-lived assets;

•	Accounting for income taxes; and

•	Impairment of strategic investments.

These policies, and our procedures related to these policies, are described in detail below and under specific areas within the discussion and analysis of our financial condition and result of operations. In addition, please refer to Note 1 of the notes to the consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition.

      We derive revenue from primarily two sources: software licenses and services. Service revenue includes contracts for software maintenance and technical support, consulting and training.

      We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations to all transactions to recognize revenue.

      We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately. For the maintenance and technical support elements, we use historical renewal rates to determine the price when sold separately.

      A typical arrangement includes software licenses, software media, and maintenance. Some arrangements include training and consulting. Software licenses are sold as site licenses or on a per copy basis. Site licenses give the customer the right to copy the software on a limited or unlimited basis during a specified term.

      Maintenance includes updates (unspecified products upgrades and enhancements) on a when-and-if-available basis, telephone support, and bug fixes or patches. Maintenance revenue is recognized ratably over the maintenance term. Training consists of courses taught by our instructors at our facility or at the customer’s site. Various courses are offered specific to the license products. Training fees are based on a per course basis and revenue is recognized when the customer has completed the course. Consulting consists primarily of product installation, which does not involve customization of the software. Installation services provided by us are not mandatory. Installation can be performed by us, the customer or a third party. Consulting fees are based on a daily rate.

      We have analyzed all of the elements included in our multiple-element arrangements and determined that we have fair value to allocate revenue to the maintenance, training and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery of the software license and media using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term. Revenue for consulting and training is recognized as the services are performed.

      We define revenue recognition criteria as follows:

      Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order or amendment to the written contract from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

      Delivery Has Occurred. Our software is physically delivered to our customers, with standard transfer terms as FOB shipping point. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

      The Vendor’s Fee is Fixed or Determinable. The fee our customers pay for the products is negotiated at the outset of an arrangement, and is generally based on the specific volume of product to be delivered. Therefore, except in cases where we grant extended payment terms to a specific customer, the fees are considered to be fixed or determinable at the inception of the arrangement. Arrangements with payment terms extending beyond 90 days from the invoice date are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable.

      Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. We typically sell to customers where we have a history of successful collection. New customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized on a cash-collected basis.

      Additionally, we generally recognize revenue from licensing of software products through our indirect sales channel when the reseller, value added reseller, hardware distributor, application software vendor or system integrator sells the software products to its customers. For licensing of our software to original equipment manufacturers, royalty revenue is recognized when the original equipment manufacturer reports to us the sale of software to an end user customer. In addition to license royalties, some original equipment manufacturers pay an annual flat fee and/or support royalties for the right to sell maintenance to the end user. We recognize revenue from original equipment manufacturer support royalties/fees ratably over the term of the support agreement.

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, we defer the revenue and recognize it upon acceptance, except for government contracts, as acceptance terms are standard. Acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Impairment of long-lived assets.

      We review our long-lived assets, including property and equipment, goodwill and other intangibles, for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. Events or changes in facts and circumstances that we consider as impairment indicators include the following:

•	Significant underperformance of our corporation relative to expected operating results;

•	Our net book value compared to our market capitalization;

•	Significant adverse economic and industry trends;

•	Significant decrease in the market value of the asset;

•	The extent that we use an asset or changes in the manner that we use it; and

•	Significant changes to the asset since we acquired it.

      When we determine that one or more impairment indicators are present for our long-lived assets, excluding enterprise level goodwill, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

      When we determine that one or more impairment indicators are present for our enterprise level goodwill, we compare our net book value to our market capitalization. If our net book value was greater than our market capitalization, we would recognize an impairment loss. The impairment loss would be, at a minimum, the excess of our net book value over our market capitalization and could affect goodwill and other long-lived assets.

      As of December 31, 2001, we had not recorded an impairment loss on our long-lived assets. We do not expect to record an impairment loss on our long-lived assets in the near future.

Accounting for income taxes.

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as reserves and accruals not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. In 2001, we determined the valuation allowance to be $71.4 million based on uncertainties related to our ability to recover two main components of our deferred tax assets. These two components are tax benefits of certain assets acquired in the NSMG acquisition and tax benefits from employee stock option activity.

      Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it will have a material impact on our financial statements.

Impairment of Strategic Investments.

      We hold investments in common and preferred stock of publicly traded and privately-held companies. We make investments in development-stage companies that we believe provide us with strategic opportunities, access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We review our strategic investments quarterly to determine if there is a decline in their fair value that is other than temporary. Elements we consider in our review include the following:

•	Actual or up-coming rounds of financing of the investee, subsequent to our investment date;

•	Cash position of the investee and its cash burn rate;

•	Investee’s ability to obtain additional financing;

•	Investee’s actual operating results compared to its forecasted results;

•	Status of the investee’s product development and its competitive position;

•	Investee’s management experience and employee headcount growths or reductions;

•	Current industry and economic trends relevant to the business of the investee;

•	If privately-held, the market value of common stock of the investee’s publicly-traded competitors; and

•	If publicly traded, the market value of the investee’s common stock.

      In the third quarter of 2001, we recognized impairment losses of $16.1 million on our strategic investments when we determined that there had been a decline in the fair value of our investments that was other than temporary.

Results of Operations

      The following table sets forth, for the periods indicated, selected items in our statements of operations expressed as a percentage of total revenue.

	Years Ended
	December 31,

	2001	2000	1999

Net revenue:
User license fees	74%	82%	84%
Services	26	18	16

Total net revenue	100	100	100
Cost of revenue:
User license fees	3	4	4
Services	9	7	6
Amortization of developed technology	4	5	6

Total cost of revenue	16	16	16

Gross profit	84	84	84
Operating expenses:
Selling and marketing	38	37	37
Research and development	16	15	16
General and administrative	8	6	6
Amortization of goodwill and other intangibles	60	73	86
Stock-based compensation	1	—	—
Acquisition and restructuring costs (reversals)	(1)	(1)	2
In-process research and development	—	—	17

Total operating expenses	122	130	164

Loss from operations	(38)	(46)	(80)
Interest and other income, net	4	5	4
Interest expense	(2)	(2)	(2)
Loss on strategic investments	(1)	—	—

Loss before income taxes	(37)	(43)	(78)
Provision for income taxes	7	8	6

Net loss	(44)%	(51)%	(84)%

Net Revenue

      Net revenue increased 24% to $1,492.3 million in 2001 from $1,207.3 million in 2000, when it increased 103% from $596.1 million in 1999. In 2001, our total net revenue increased more slowly than expected because of a reduction in capital spending by our customers due to weaker general economic and industry conditions and due to the events of September 11, 2001. This reduction in capital spending may stagnate or reduce the demand for our user licenses and services until the economic and industry conditions improve significantly. While we believe that the percentage increase in total revenue achieved in these periods is not necessarily indicative of future results, we expect total net revenue to continue to increase in 2002. Our revenue is comprised of user license fees and service revenue.

      User License Fees. User license fees increased 12% to $1,110.4 million in 2001 from $987.4 million in 2000, when it increased 98% from $498.0 million in 1999. These increases in 2001 and 2000 were primarily the result of continued growth in market acceptance of our software products, a greater volume of large end-user transactions, and increased revenue from original equipment manufacturers during the first half of 2001. The increase in 2000 was also attributable to the introduction of new products and to the acquisition of NSMG in May 1999.

      We market and distribute our software products both as individual software products and as integrated products suites, also referred to as application solutions. We derive our user license fees from the sale of our core technologies, including data protection and file system and volume management products, from our emerging technologies, including cluster and replication and SAN products and from our application solutions, which include technologies from both our core and emerging technologies. The user license fees from our core technologies increased 12% to $951.4 million in 2001 from $848.8 million in 2000, when it increased 91% from $443.5 million in 1999. The user license fees from our core technologies accounted for 86% of user license fees in 2001, 86% in 2000 and 89% in 1999. The user license fees from our emerging technologies increased 14% to $159.0 million in 2001 from $139.0 million in 2000, when it increased 155% from $54.5 million in 1999. The user license fees from our emerging technologies accounted for 14% of user license fees in 2001, 14% in 2000 and 11% in 1999.

      As a result of our research and development efforts to create additional integrated products suites and of our sales and marketing efforts to market and sell these integrated products suites, we expect the user license fees from our application solutions to increase in dollars and as a percentage of total user license fees. The user license fees from our application solutions decreased 9% to $228.1 million in 2001 from $249.9 million in 2000, when it increased 133% from $107.1 million in 1999. The user license fees generated by application solutions are allocated between core technology and emerging technology products. Most of our application solutions include a major component of emerging technologies. We also expect the user license fees from our emerging technology products to increase in dollars and as a percentage of total user license fees.

      In 2001 and 2000, we recorded a greater volume of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees increased 8% to $233.8 million in 2001 from $216.3 million in 2000, when it increased 284% from $56.4 million in 1999.

      Our user license fees from original equipment manufacturers increased 7% to $181.9 million from $169.1 million in 2000, when it increased 76% from $95.9 million in 1999. The user license fees from original equipment manufacturers accounted for 16% of user license fees in 2001, 17% in 2000 and 19% in 1999.

      Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. Service revenue increased 74% to $381.9 million in 2001 from $220.0 million in 2000, when it increased 124% from $98.1 million in 1999. These increases were due primarily to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services. Nevertheless, our service revenue was adversely affected during the third and fourth quarters of 2001 by the events of September 11, 2001, which caused air travel delays or cancellations and caused many companies to impose air travel restrictions, all of which resulted in our inability to visit customer sites and in our customers’ inability to visit our offices. The increase in 2000 was also attributable to the acquisition of NSMG. Service revenue represented 26% of total revenue in 2001. We expect our service revenue to increase in absolute dollars and as a percentage of net revenue.

Cost of Revenue

      Cost of revenue increased 28% to $242.4 million in 2001 from $188.8 million in 2000, when it increased 100% from $94.6 million in 1999. Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service revenue varies depending upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate in the future, reflecting this mix and the timing differences between increasing our organizational investments and the recognition of revenue that we expect as a result of these investments.

      Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to the acquisitions of NSMG, TeleBackup and NuView in 1999. Cost of user license fees increased slightly to $104.0 million in 2001 from $102.8 million in 2000, and increased 82% in 2000 from $56.4 million in 1999. The increase in 2000 was primarily the result of the amortization of developed technology. Gross margin on user license fees was 91% in 2001, 90% in 2000, and 89% in 1999. The increase in gross margin on user license fees in 2001 was due to the stability of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have consistently been 96% in 2001, 2000 and 1999. The gross margin on user license fees may vary from period to period based on the license revenue mix, because some products carry higher royalty rates than others. We do not expect gross margin on user license fees to increase significantly in the future.

      Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 61% to $138.4 million in 2001 from $86.0 million in 2000, and increased 125% in 2000 from $38.2 million in 1999. Gross margin on service revenue was 64% in 2001, 61% in 2000 and 61% in 1999. The gross margin improvement in 2001 was the result of our increased productivity and higher service revenue growth due to support fees from a larger installed customer base. We expect the cost of service revenue to continue to increase in absolute dollars in future periods and we expect the gross margin on service revenue to remain stable as a percentage.

      Amortization of Developed Technology. Amortization of developed technology was $63.1 million in 2001, $62.1 million in 2000 and $35.7 million in 1999. These amounts mainly represent the amortization of the developed technology recorded upon the acquisition of NSMG, TeleBackup and NuView in 1999. The useful life of the developed technology acquired is two to four years and we expect the amortization to be approximately $16.9 million per quarter.

Operating Expenses

      Total operating expenses increased 15% to $1,811.9 million in 2001 from $1,572.4 million in 2000, and increased 61% in 2000 from $976.8 million in 1999. The 2001 and 2000 increases are explained in more details below. The significant increase in 2000 is due largely to the acquisitions of NSMG and TeleBackup in 1999. Because 2000 was the first full year that both acquisitions were reflected in our results and due to the integration that has taken place, it is not possible to quantify the portion of the increase in 2000 that is related directly to these acquisitions. We believe that the percentage increase in total operating expenses in these periods is not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, and amortization of goodwill and other intangibles.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 27% to $563.3 million in 2001 from $443.8 million in 2000, and increased 100% in 2000 from $222.0 million in 1999. As a percentage of net revenue, selling and marketing expenses increased slightly to 38% in 2001, and remained consistent in 2000 and 1999 at 37%. The 2001 and 2000 increases in absolute dollars were attributable primarily to increased sales and marketing staffing and, to a lesser extent, increased costs associated with new marketing programs. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, we expect our selling and marketing expenses to increase in absolute dollars but to decrease slightly as a percentage of net revenue.

      Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 37% to $241.2 million in 2001 from $175.9 million in 2000, and increased 86% in 2000 from $94.5 million in 1999. The 2001 and 2000 increases in absolute dollars were due primarily to increased staffing levels associated with new hires and, to a lesser extent, costs associated with depreciation and amortization of new equipment purchased for expansion and development efforts for new technology. As a percentage of net revenue, research and development expenses were 16% in 2001, 15% in 2000 and 16% in 1999. We believe that a significant level of research and development investment is required to remain competitive, and expect these expenses will continue to increase in absolute dollars in future periods and will increase slightly as a percentage of net revenue. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development.

      General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 50% to $116.8 million in 2001 from $77.9 million in 2000, and increased 128% in 2000 from $34.2 million in 1999. As a percentage of net revenue, general and administrative expenses were 8% in 2001, and 6% in both 2000 and 1999. The 2001 increase in absolute dollars was due primarily to increased staffing levels, and to a lesser extent, costs associated with fees for outside professional services. The 2000 increase in absolute dollars was due to additional personnel costs, including additional personnel related to the acquisitions in the second quarter of 1999, and, to a lesser extent, to an increase in other expenses associated with enhancing our infrastructure to support expansion of our operations. We expect general and administrative expenses to increase in absolute dollars and to increase slightly as a percentage of net revenue in the next few quarters.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased 1% to $886.7 million in 2001 from $879.0 million in 2000, and increased 73% from $510.9 million in 1999. These amounts mainly represent amortization of goodwill, distribution channels, trademarks and other intangible assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and the other intangibles is four years. Refer to the “New Accounting Pronouncements” section for a discussion on the impacts of the adoption of SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets on our financial statements.

      Stock Based Compensation. In 2001, we recorded $8.9 million related to stock based compensation. This charge relates primarily to the acceleration of certain stock options held by our former chief executive officer and chairman of the board, upon his resignation in 2001, and, to a lesser extent, to options issued in a 2001 business acquisition.

      Acquisition and Restructuring Costs (Reversals). In 2000, in connection with the Seagate Technology transaction, we accrued $40.0 million of acquisition related costs. In 2001, we reversed $5.0 million of net attorneys’ fees originally accrued in relation with the Delaware lawsuit captioned In Re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate Technology stockholders originally paid by SAC. In 1999, in connection with the NSMG acquisition, we recorded a one-time charge to acquisition and restructuring costs of $11.0 million. In 2000, mainly as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, we reversed $4.3 million of the restructuring charge.

      In-Process Research and Development. Upon the acquisition of NSMG, TeleBackup and NuView in 1999, we recorded one-time charges to in-process research and development totaling $104.2 million. We obtained outside valuations for these acquisitions, and values were assigned to developed technology, in-process research and development and other intangibles. The fair value of the in-process research and development for each of the acquisitions was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the characteristics and applications of the technology; the complexity, cost and time to complete the remaining development efforts; any alternative future use or current technological feasibility; and the stage of completion. The projected future cash flows from the projects under development were based on management’s estimates of revenues and operating profits related to the projects. Revenues on the projects related to in-process research and development were estimated to begin in 1999 through 2003, with the majority of the revenues occurring between 2000 and 2002. The risk-adjusted discount rate applied to after-tax cash flows was 20%, compared to an estimated weighted-average cost of capital of 15%. We believe the amounts determined for in-process research and development are representative of fair value and do not exceed the amounts an independent third party would pay for the projects assumed.

      The total charge for in-process research and development was estimated to be $101.2 million for the NSMG acquisition. Seven in-process research and development projects were identified and valued, with two projects under the data protection product group that accounted for approximately 71% of the value assigned to in-process research and development. The data protection software products provide backup and restore functions, including scheduled automated unattended data backup operations. The remaining products identified and valued were under the application solutions and replication product groups. The application solutions software provides scaleable solutions for managing the behavior of different types of networks worldwide from one central location and the replication software products deliver flexible and intelligent data replication for Windows NT environments. Costs to complete all of the NSMG in-process research and development projects were estimated to be $6.0 million. At the date of acquisition, the development of all products ranged from 48% to 90% complete and averaged approximately 76% complete, with expected completion dates through December 1999. At December 31, 2000, all in-process research and development projects related to the NSMG acquisition were completed or abandoned.

      All in-process research and development projects related to the TeleBackup and NuView acquisitions were individually insignificant and were completed or abandoned as of December 31, 1999.

      Interest and Other Income, Net. Interest and other income, net increased 9% to $64.9 million in 2001 from $59.6 million in 2000, and 156% from $23.3 million in 1999. The 2001 increase was mainly due to increased amounts of interest income attributable to the higher level of funds available for investment, which were primarily from the net cash provided by operating activities, partially offset by a lower return on investment due to lower market interest rates in 2001. The 2000 increase was due primarily to increased amounts of interest income attributable to the higher level of funds available for investment, primarily from the issuance of the convertible subordinated notes in August 1999 and from the net cash provided by operating activities.

      Interest Expense. Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. Interest expense decreased 7% to $29.4 million in 2001 from $31.6 million in 2000, and increased 102% in 2000 from $15.7 million in 1999. The decrease in 2001 was due primarily to the interest expense savings that has been realized from the conversion of approximately $35.5 million of the 5.25% convertible subordinated notes that occurred in the third quarter of 2000. The increase in 2000 was due primarily to interest recorded for the 1.856% convertible subordinated notes, since this was the first full year that these notes were outstanding.

      Loss on Strategic Investments. With the decline in the economy in 2001, companies have experienced extreme volatility and instability in their business and operating results. In the third quarter of 2001, we recognized impairment losses of $16.1 million on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, a significant decline in an investee’s stock value, its inability to obtain additional private financing, and the uncertainty of its financial condition.

      Income Taxes. We had negative effective tax rates of 20% in 2001, 18% in 2000 and 8% in 1999. Our effective tax rates were negative and differed from the combined federal and state statutory rates due primarily to differences attributable to acquisition related charges that were non-deductible for tax purposes.

New Accounting Pronouncements

      On January 2, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this accounting standard did not have a material impact on our financial position or results of operations.

      In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

      SFAS 141, effective in July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible that assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon adoption of SFAS 142 on January 1, 2002, we evaluated our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and made necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Also, we reassessed the useful lives and residual values of all intangible assets acquired, and will make necessary amortization adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will test the intangible asset for impairment in accordance with the provisions of SFAS 142 by March 31, 2002. Any impairment loss will be measured as of the January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002. We do not believe that SFAS 141 will have a material impact on our financial position, results of operations or cash flows.

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      In connection with SFAS 142’s transitional goodwill impairment test, we intend to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption in a two-step process as follows:

      Step 1. We will identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, we will perform the second step of the transitional impairment test. If the reporting unit’s fair value exceeds its carrying value, no further work is needed.

      Step 2. We will compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets, both recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

      As of the date of adoption, January 1, 2002, we had unamortized goodwill in the amount of approximately $1,171.9 million and unamortized other intangible assets in the amount of approximately $240.6 million, all of which are subject to the transition provisions of SFAS 141 and 142. We expect to complete the transitional goodwill impairment test by June 30, 2002. We do not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded. The amortization of goodwill represented approximately $202.9 million per quarter prior to the adoption of SFAS 142. We do not believe that SFAS 141 and SFAS 142 will have a material impact on our financial position or cash flows. However, because of the implementation of SFAS 141 and SFAS 142, we expect to become profitable in 2002.

      In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121 and APB Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. We will be required to implement the provisions of SFAS 144 as of January 1, 2002. We do not believe that SFAS 144 will have a material impact on our financial position, results of operations or cash flows.

      In December 2001, the FASB staff issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“Topic D-103”). Topic D-103 requires companies to record certain reimbursements received for out-of-pocket expenses as revenue instead of an offset to the related expense. Upon application of Topic D-103, comparative financial statements for prior periods must be reclassified to comply with the guidance in this announcement. We will be required to implement the provisions of Topic D-103 as of January 1, 2002. We do not believe that Topic D-103 will have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $1,694.9 million at December 31, 2001 and represented 71% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $1,119.4 million at December 31, 2000 and represented 62% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term and long-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, government securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

      Operating activities provided cash of $560.4 million in 2001, primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans and an increase in deferred revenue, decrease in other assets, partially offset by an increase in accrued acquisition costs. Operating activities provided cash of $546.8 million in 2000, primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans and an increase in deferred revenue partially offset by an increase in accounts receivable and other assets, as a result of our overall revenue growth. Operating activities provided cash of $207.4 million in 1999, primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, and tax benefits from stock plans partially offset by an increase in account receivable, as a result of our overall revenue growth.

      Investing activities used cash of $1,015.0 million in 2001, due primarily to the net increase in short-term investments of $787.4 million and purchases of property and equipment of $145.7 million. Investing activities provided cash of $81.0 million in 2000 due to the net decrease in short-term and long-term investments of $240.2 million, partially offset by purchases of property and equipment of $134.7 million and strategic investments of $22.0 million. Investing activities used cash of $577.0 million in 1999 primarily due to the net increase in short-term and long-term investments of $505.2 million, purchases of property and equipment of $59.7 million and the purchase of certain assets of NuView.

      Financing activities provided cash of $102.4 million in 2001, arising primarily from the issuance of common stock under our employee stock plans. Financing activities provided cash of $119.5 million in 2000 from the issuance of common stock under our employee stock plans. Financing activities provided cash of $379.6 million in 1999 from the net proceeds of $334.1 million related to the issuance of the 1.856% convertible subordinated notes in August 1999 and $45.5 million from the issuance of common stock under our employee stock plans.

Convertible Subordinated Notes

      In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due in 2004 (the “5.25% notes”), for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of December 31, 2001, a total principal amount of $35.5 million had been converted into approximately 3.7 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.5 million outstanding as of December 31, 2001, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due in 2006 (the “1.856% notes”) for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of December 31, 2001, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of December 31, 2001, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

      At December 31, 2001, we had a ratio of long-term debt to total capitalization of approximately 14%. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

Commitments

      During the third and fourth quarters of 2001, we extended and amended the term of our $50.0 million unsecured credit facility, which we hold with a syndicate of financial institutions. At December 31, 2001, no amount was outstanding and the credit facility is due to expire in September 2002. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires us to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which we were in compliance with as of December 31, 2001.

      In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and June 2001 respectively. The development and acquisition of the properties have been financed by a third party through financial institutions. We have accounted for these agreements as operating leases in accordance with SFAS 13, Accounting for Leases, as amended.

      During the first, third and fourth quarters of 2001, we amended our existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. The facilities, of 425,000 square feet, provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $146.2 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.6 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We now occupy the new corporate campus facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. Future minimum lease payments under this lease are included in the table below.

      During the first, third and fourth quarters of 2001, we amended our existing lease agreement, originally signed in the first quarter of 2000, for our existing facilities in Roseville, Minnesota. We improved and expanded our existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in the second quarter of 2001. The facilities provide space for technical support and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $41.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $35.1 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We now occupy the new campus facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. Future minimum lease payments under this lease are included in the table below.

      During the third and fourth quarters of 2001, we amended our existing lease agreement, originally signed in the third quarter of 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and first phase facilities) for the termination value of $243.0 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We anticipate to begin the lease payments in the third quarter of 2002 for the first phase and to commence occupying the new campus facilities in the fourth quarter of 2002. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. Future minimum lease payments under this lease are included in the table below. We are currently analyzing our construction schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

      We have evaluated the expected fair value of the properties at the end of the lease terms by reviewing current real estate market conditions and indicators of expectations for the market in the future. In the event that we determine it is probable that the expected fair value of any of the properties at the end of the lease terms will be less than the respective termination values, we will accrue the expected loss on a straight-line basis over the remaining lease term. Currently, we do not believe it is probable that the fair market value of the properties at the end of the lease terms will be less than the termination values.

      The three lease agreements listed above require that we maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of December 31, 2001. In addition, all the properties covered by the leases, are subject to a deed of trust in favor of the lessor in order to secure our obligations under the leases.

      The future payments due under debt and the future minimum lease payments for facilities and rental equipment as of December 31, 2001 are:

			Operating
	5.25%	1.856%	Lease
	Notes	Notes	Commitments	Total

2002	$—	$—	$75,350	$75,350
2003	—	—	74,972	74,972
2004	64,479	—	71,993	136,472
2005	—	—	55,525	55,525
2006	—	464,699	285,063	749,762
2007 and thereafter	—	—	611,723	611,723

Balance at December 31, 2001	$64,479	$464,699	$1,174,626	$1,703,804

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

Our revenue may fluctuate significantly, which could cause the market price of our securities to decline

      We may experience a shortfall in revenue in any given quarter. Any such shortfall in revenue could cause the market price of securities to fall substantially. Our revenue in general, and our license revenue in particular, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak or uncertain general economic and industry conditions;

•	the timing and magnitude of sales through our original equipment manufacturer customers, including Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems;

•	the possibility that a slowdown in sales by our original equipment manufacturer customers could result in reduced demand for our products and services;

•	the unpredictability of the timing and magnitude of sales to the retail channel by our resellers and sales by our direct sales force, both of which tend to generate sales later in a quarter than original equipment manufacturer sales;

•	the timing of revenue recognition for sales of software products and services;

•	the introduction, timing and market acceptance of new products and services;

•	changes in data storage and networking technology or introduction of new operating system upgrades by our original equipment manufacturer customers, which could require us to modify our products and services or to develop new products or services;

•	the relative growth rates of the Windows NT, UNIX and Linux markets;

•	the rate of adoption of storage area networks and network attached storage appliance technology and the timing and magnitude of sales of our storage area networking products and services that incorporate these;

•	the rate of adoption of network attached storage appliance technology and the timing and magnitude of sales of our network attached storage appliance products and services;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	changes in our pricing policies and distribution terms;

•	the timing and amount of revenue attributable to our end-user customers whose businesses are substantially dependent on the Internet or the telecommunications markets, whose ability to purchase our products may be adversely affected by their inability to raise additional capital or to meet their business objectives;

•	the possibility that our customers may defer purchases in anticipation of new products or product updates by us our by our competitors;

•	the possibility that our customers may cancel, defer or limit purchases as a result of the threat of terrorism or military actions taken by the United States or its allies in reaction to that threat;

•	the possibility that air travel delays or cancellations and air travel restrictions imposed by many companies could adversely affect our licensing efforts or our services revenue, as they result in our inability to visit customer sites and result in our customers inability to visit our offices;

•	the overall demand for data availability products and services, which is likely to be lower in weak or uncertain general economic and industry conditions; and

•	the possibility of a worsening of weak economic and industry conditions.

      In the current uncertain economic environment, our revenue, and our license revenue in particular, are extremely difficult to forecast and will likely be less predictable from quarter to quarter. You should not rely on the results of any prior periods as an indication of our future performance. If we have a shortfall in revenue in any given quarter, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue could have an immediate adverse effect on our operating results for that quarter. In addition, it is possible that in some future periods our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock may decline.

Our revenue may fluctuate because we depend on large orders from end-user customers for a significant portion of our revenue

      We depend on large orders from end-user customers, which entail lengthy sales cycles, for a significant portion of our revenue. Our revenue for a quarter could fluctuate significantly based on whether a large sale near the end of a quarter is completed or delayed. Sales to our end-user customers generally range in value from a few thousand to several million dollars. In recent quarters, increases in revenue were partially attributable to a greater number of these large end-user transactions. This trend may not continue. The effort to close these large sales is typically complex and lengthy. Therefore, our revenue for a given period is likely to be affected by the timing of these large orders, which makes it difficult for us to predict that revenue. The factors that could delay these large orders include:

•	time needed for end-user customers to evaluate our software;

•	customer budget restrictions or more lengthy approval processes, particularly in uncertain general economic and industry conditions;

•	customer internal review and testing procedures; and

•	engineering work needed to integrate our software with customers’ systems.

Our business could be adversely affected if we fail to manage our growth effectively

      If we fail to manage our growth effectively, our business and operating results could be adversely affected, which could cause the market price of our securities to fall. We expect to continue to grow our operations domestically and internationally, and to increase our headcount. The growth in our operations and headcount has placed, and will continue to place, a significant strain on our management systems and resources. If we fail to manage this growth and our future anticipated growth, we may experience higher operating expenses, and we may be unable to meet the expectations of securities analysts or investors with respect to future operating results. To manage this growth we must continue to:

•	improve our financial and management controls, reporting systems and procedures and proprietary information control procedures;

•	continue to add and integrate new senior management personnel;

•	improve our licensing models and procedures;

•	hire and train qualified employees;

•	retain qualified employees and manage employee performance;

•	control expenses;

•	integrate geographically dispersed operations; and

•	invest in our internal networking, data center, applications, infrastructure and facilities.

      We have committed a significant amount of money to obtaining additional facilities to accommodate our current and future anticipated growth. To the extent that this anticipated growth does not occur or occurs more slowly than we anticipate, we may not be able to reduce expenses to the same degree. If we incur operating expenses out of proportion to revenue in any given quarter, our operating results could be adversely impacted.

To grow our business, we need to attract and retain qualified employees

      Our future growth and success depends on our ability to hire and retain qualified employees, as needed, and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to manage employee performance or reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected. We need to hire additional sales, technical, and senior management personnel to support the planned expansion of our business and to meet the anticipated increased customer demand for our products and services. Competition for people with the skills we require is intense, particularly in the San Francisco Bay Area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs. In addition, the exercise of stock options in the U.S. and certain foreign jurisdictions may result in substantial increases in employer payroll tax liabilities. We cannot assure you that we will be successful in hiring or retaining new personnel. Even if we are successful in hiring and retaining new personnel, the resulting growth is likely to be disruptive to our business and could have an adverse effect on our ability to maintain our anticipated growth.

The loss of key personnel could adversely affect our business

      Our future anticipated growth and success depends on the continued service of our key sales, technical and senior management personnel. Many of our senior personnel have been with us for a number of years, and we cannot assure you that we will be able to retain them. The loss of senior personnel can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Even though we have entered into employment agreements with some key management personnel, these agreements cannot prevent their departure. We do not have nor do we intend to obtain key person life insurance covering any of our personnel.

We face intense competition, which could cause us to lose market share

      We have a number of competitors in the markets for our various products. If existing or new competitors gain market share in any of these markets, our business and operating results could be adversely affected. Our principal competitors are internal development groups with original equipment manufacturers that provide data availability functions to support their systems, as well as hardware and software vendors that offer backup and file system and volume management, clustering and replication, and storage area networking products.

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

We distribute our products through multiple distribution channels, each of which is subject to risks

      We sell our products through original equipment manufacturers, through direct sales and through a retail distribution channel. If we fail to manage our distribution channels successfully, they may conflict with one another or otherwise not function as we anticipate, and our business and operating results could be adversely affected.

      Retail distribution. Some of our software products are sold primarily in the retail channel, which poses different challenges than we face in selling most of our products, including:

•	the VERITAS brand does not have high recognition in the retail channel;

•	retail distribution typically involves shorter product life cycles;

•	the retail channel has higher risks of product returns, higher marketing expenses and less predictable market demand; and

•	our retail distributors have no obligation to continue selling our products and may terminate their relationships with us at any time.

      Direct sales. We also depend on our direct sales force to sell our products. This involves a number of risks, including:

•	longer sales cycles for direct sales efforts;

•	our need to hire, train, retain and motivate our direct sales force; and

•	the length of time it takes our new sales representatives to become productive.

      Original equipment manufacturers. A portion of our revenue comes from our original equipment manufacturer customers that incorporate our data availability software into systems they sell. Risks associated with our original equipment manufacturer customers include:

•	we have no control over the shipping dates or volumes of systems they ship;

•	they have no obligation to recommend or offer our software products;

•	they have no minimum sales requirements and can terminate our relationship at any time;

•	a significant period of time may elapse before we realize any associated revenue, due to development work that we must generally undertake under the agreement with our original equipment manufacture customers.

•	significant time may be needed for the sales and marketing organizations within these customers and distributors to become familiar with and gain confidence in our products;

•	they could choose to develop their own data availability products and incorporate those products into their systems instead of our products;

•	they could develop enhancements to and derivative products from our products; and

•	they could change their own base products, which could make it difficult for us to adapt our products to theirs.

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

Some of our original equipment manufacturer agreements may not result in increased product sales

      We have important original equipment manufacturer agreements with Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Unlike some of our other original equipment manufacturer agreements under which we sell off-the-shelf versions of our products, under these agreements we develop unique or limited functionality versions of our products to be included in these original equipment manufacturers’ systems software and products. If we are unable to leverage these relationships to increase product sales, we will have expended significant resources without generating corresponding revenue, which could adversely affect our business and our operating results. These relationships require our personnel to develop expertise with respect to the original equipment manufacturers’ products and markets and to cooperate closely with their personnel. We cannot assure you that we will be able to attract and retain qualified employees to work with our original equipment manufacturer customers or to develop and improve the products designed for these customers.

We face uncertainties porting products to new operating systems and developing new products

      Many of our products operate primarily on the UNIX computer operating system. We are currently redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. In addition, we entered into an agreement with IBM under which we will port our complete set of data availability products to AIX/ Monterey for IBM POWER PC and the Intel IA-64 processor-system. We may not be able to accomplish any of this work quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems are.

These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, our porting and development work for the Windows NT market has required us to hire additional personnel with expertise on these platforms and to devote engineering resources to these projects. For some operating systems, we must obtain from the owner of the operating system a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product line into other areas.

Sales of a small number of product lines make up a substantial portion of our revenue

      We derive and expect to derive a substantial majority of our revenue from a limited number of software products. For the year ended December 31, 2001, we derived approximately $951.4 million, or 86%, of our user license fees from our core technologies, including data protection and file system and volume management products. If our customers do not continue to purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected.

We derive a significant amount of revenue from only a few customers

      Although in 2001, 2000 and 1999 no single customer accounted for greater than 10% of our total net revenue, we typically derive significant revenue from a small number of customers, including our original equipment manufacturer customers. If any of them were to reduce purchases of products or services from us, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of these customers have recently announced that their own businesses are slowing, which could adversely affect their demand for our products and services. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

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

Our international sales and operations create special problems that could adversely affect our operating results

      An investment in our securities may be riskier than an investment in other businesses because we expect to derive an increasing percentage of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. As of December 31, 2001, we had approximately 1,000 employees in Europe, 706 employees in the Asia-Pacific region, and 107 employees in Japan. Our foreign operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing our foreign operations, including difficulties related to administering our stock option plan in foreign countries and difficulties related to the new organizational structure in Europe that we implemented in 2001;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and other countries;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest or terrorism, particularly in areas in which we have facilities.

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

Our growth strategy is risky because it includes business acquisitions

      As part of our growth strategy, we have in the past and expect in the future to acquire other businesses, business units and technologies. Acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our core business;

•	integration of acquired business operations and employees with our existing business, including coordination of geographically dispersed operations;

•	incorporation of acquired business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

•	loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	assumption of liabilities of the acquired business, including costly litigation related to alleged liabilities of the acquired business;

•	presentation of a unified corporate image to our customers and our employees; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

      In the past, our integration of the operations of acquired businesses took longer and was more difficult than we anticipated.

As a result of the Seagate Technology leveraged buyout and merger transaction, our subsidiary may be liable to third parties for liabilities resulting from Seagate’s operations before the transaction

      In November 2000, in the leveraged buyout and merger transaction involving VERITAS and Seagate Technology, Seagate Technology sold all of its operating assets to Suez Acquisition (Cayman) Company, and

Seagate Technology became our subsidiary. As part of the transaction, Suez Acquisition Company assumed and agreed to indemnify our subsidiary and us for substantially all liabilities arising in connection with Seagate’s operations prior to the transaction. However, governmental organizations or other third parties may seek recourse against our subsidiary or us for these liabilities. Prior to the transaction, Seagate was a large, multinational enterprise that owned or leased facilities and offices in numerous states and foreign countries and employed over 60,000 people worldwide. As a result, our subsidiary could receive claims related to a wide range of possible liabilities. Some areas of potential liability include:

•	environmental cleanup costs and liabilities for claims made under federal, state or foreign environmental laws;

•	tax liabilities;

•	obligations under federal, state and foreign pension and retirement benefit laws;

•	existing or future litigation relating to the leveraged buyout or the merger transaction;

•	existing and future litigation arising from the restructuring that Seagate commenced last year, including litigation initiated by terminated employees; and

•	existing and future patent litigation.

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

The Seagate merger consideration may be subject to recovery under fraudulent conveyance laws

      The leveraged buyout and merger transaction involving VERITAS and Seagate Technology may be subject to review under state or federal fraudulent transfer laws in the event that a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of Suez Acquisition Company or any of its affiliates. Under bankruptcy laws, a court could attempt to proceed against the consideration paid to Seagate’s stockholders in the merger, or direct that amounts deposited with the trustee administering the distributions of Seagate’s tax refunds and credits be held for the benefit of creditors. A court might take one or more of these actions if it determined that when the leveraged buyout was completed, Seagate’s operating assets were sold for less then fair value and at that time Seagate, Suez Acquisition Company and their affiliates:

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

Our effective tax rate may increase

      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in multiple jurisdictions in which we operate. We do not have a history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. In addition, in November 2000, we acquired

Seagate Technology, which has significant tax audit and tax litigation activity. We believe that we have meritorious defenses against asserted deficiencies and that the likely outcome of a re-determination of these asserted deficiencies by the tax settlement authorities will not result in an additional provision for income taxes. We have an indemnification agreement with Suez Acquisition Company for these deficiencies. If Suez Acquisition Company is unable to or is unwilling to indemnify our subsidiary or us under the indemnification agreement for any of these deficiencies, we could experience a material adverse effect on our business and operating results.

Our strategy of investing in development-stage companies involves a number of risks and uncertainties

      We plan to pursue a strategy of investing in development-stage companies. Each of these investments involves risks and uncertainties, including:

•	diversion of management’s attention from our core business;

•	failure to leverage our relationship with these companies to access new technologies and new markets;

•	inability to value investments appropriately or to predict changes to the future value of investments;

•	inability to manage investments effectively; and

•	loss of cash invested.

We are incurring significant accounting charges in connection with our acquisitions that created net losses in the past and could create net losses in the future

      The significant costs of integration associated with our acquisitions of NSMG, TeleBackup and NuView in 1999 increase the risk that we will not realize the anticipated benefits of those acquisitions. Because we accounted for these three acquisitions using the purchase method of accounting, we recorded goodwill and other intangible assets of approximately $3,754.9 million in 1999. This amount is being amortized over four years, and resulted in charges to operations of approximately $234.8 million per quarter. On January 1, 2002 upon adoption of newly issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, the quarterly charges related to the amortization of developed technology, goodwill and other intangibles will decrease. Refer to the “New Accounting Pronouncements” section for a discussion on the impacts of the adoption of SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets on our financial statements.

We have a significant amount of debt that we may be unable to service or repay

      In October 1997, we issued $100.0 million in aggregate principal amount of 5.25% convertible subordinated notes due 2004, of which $64.5 million was outstanding as of December 31, 2001. In August 1999, we issued $465.8 million in aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $464.7 million was outstanding as of December 31, 2001. As of December 31, 2001, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay our debts as they come due, we could be in default of those debts. For example, if we do not make timely payments, the notes could be declared immediately due and payable. Our substantial leverage could also increase our vulnerability to adverse economic and industry conditions because it makes it more difficult for us to raise capital if needed. In addition, any changes in accounting rules regarding our operating leases and built-to-suit facilities may affect our debt levels and operating expenses in the future.

We may not be able to protect our proprietary information

      We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the proprietary information controls and procedures in place that we need to protect our proprietary information adequately. In addition, because we license the source code for some of our products to third parties, there is a higher likelihood of misappropriation or other misuse of our intellectual property. We also license some of our products under shrink wrap license agreements that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or to obtain or use information that we regard as proprietary.

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

Natural disasters or power outages could disrupt our business

      We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. Many of our operations are subject to these risks, particularly our operations located in California. We have already experienced temporary power losses in our California facilities due to power shortages that have disrupted our operations, and we may in the future experience additional power losses that could disrupt our operations. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. A natural disaster or other unanticipated problem could adversely effect our business, including both our primary data center and other internal operations and our ability to communicate with our customers or sell our products over the Internet.

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

Our stock price may be volatile in the future, and you could lose the value of your investment

      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be adversely affected by a number of factors, including:

•	announcements of our quarterly operating results or those of our competitors or our original equipment manufacturer customers;

•	changes in earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	the gain or loss of a significant customer;

•	announcements of new products by us, our competitors or our original equipment manufacturer customers; and

•	slowdowns in the economy generally.

      The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (“forward contracts”) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at December 31, 2001 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of December 31, 2001 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. All forward contracts mature in 35 days or less as of December 31, 2001 (dollars in thousands):

			Fair Market Value
	Local Currency		at December 31, 2001
	Contract Amount	Contract Amount	(US $)

Contracts to Buy US $
Australian dollar	1,700.0AUD	866.2USD	5.7
British pound	25,861.0GBP	37,656.2USD	12.9
Euro	74,975.0EUR	66,274.6USD	584.6
Contracts to Sell US $
Brazilian reals	840.0BRL	359.7USD	11.9
Japanese yen	789,177.0JPY	6,019.7USD	(5.1)
Contracts to Buy Euro
Australian dollar	10,425.0AUD	6,000.0EUR	(3.6)
British pound	37,597.0GBP	61,806.7EUR	(371.1)
Japanese yen	634,853.0JPY	5,455.5EUR	(27.2)
Swiss franc	3,350.0CHF	2,259.5EUR	4.6

      In September 2000, we entered into a three-year cross currency interest rate swap transaction (“swap”) for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar fixed principal and interest payments. As a December 31, 2001, 21 monthly payments of €4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at December 31, 2001 was $0.7 million. As a result of entering into the swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because we are receiving fixed interest payments under the swap, we are still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of December 31, 2001 the impact of these fluctuations was not significant. This hedge was deemed to be perfectly effective as of December 31, 2001.

Interest Rate Risk

      We are exposed to interest rate risk primarily on our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government agency securities (taxable and non-taxable), asset-backed securities and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective.

      Long-term debt of $444.4 million consists of our 5.25% notes of $64.5 million and our 1.856% notes of $379.9 million. The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

      The following table presents the amounts of our cash equivalents, investments and long-term debt, according to maturity date, that may be subject to interest rate risk and the average interest rates as of December 31, 2001 by year of maturity (dollars in thousands):

					Amortized
	Amortized Cost			Fair Value	Cost

		2003 and
	2002	Thereafter	2001	2001	2000

Cash equivalents and short-term investments:
Fixed rate	$721,635	$374,506	$1,096,141	$1,102,217	$288,322
Average fixed rate	3.65%	3.98%	3.76%	3.74%	6.70%
Variable rate	$202,574	—	$202,574	$202,574	$5,400
Average variable rate	2.12%	—	2.12%	2.12%	6.56%
Total cash equivalents and short-term investments:
Investments	$924,209	$374,506	$1,298,715	$1,304,791	$293,722
Average rate	3.31%	3.98%	3.51%	3.49%	6.69%
Long-term investments:
Fixed rate	—	—	—	—	$136,111
Average fixed rate	—	—	—	—	6.82%
Long-term debt:
Fixed rate	—	$444,408	$444,408	$928,271	$429,176
Average fixed rate	—	6.32%	6.32%	6.32%	6.31%

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of December 31, 2001, we held one marketable equity security, representing a total market value of $1.4 million. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by approximately $0.1 million. If our marketable equity security investments as of December 31, 2001 had been valued using prices as of March 22, 2002, the value of these securities would have decreased by approximately $0.5 million, or 39%. This estimate is not necessarily indicative of future performance and actual results may differ materially.

      We also made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. During the third quarter of 2001, we recognized impairment losses of $16.1 million on our strategic investments when we determined that there had been a decline in the fair value of the investment that was other than temporary. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing, and the uncertainty of its financial conditions. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

Item 8. Financial Statements and Supplementary Data

Annual Financial Statements

      Our financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 14(a)(1) for a listing of consolidated financial statements provided in the section titled “Financial Statements.”

Selected Quarterly Results of Operations

      The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. This information has been derived from unaudited consolidated financial statements of VERITAS that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our Consolidated Financial Statements and Notes thereto appearing in the section titled “Financial Statements.” The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

	(In thousands, except per share amounts)
Fiscal 2001
Total net revenue	$387,441	$390,223	$340,231	$374,446	$1,492,341
Gross profit	329,312	330,438	282,569	307,604	1,249,923
Loss before income taxes	(105,189)	(115,501)	(172,143)	(149,656)	(542,489)
Net loss	(156,098)	(128,976)	(161,986)	(204,302)	(651,362)
Net loss per share — basic and diluted	$(0.40)	$(0.32)	$(0.40)	$(0.51)	$(1.63)
Number of shares used in computing per share amounts basic and diluted	394,829	398,017	400,455	402,684	399,016

Fiscal 2000
Total net revenue	$244,640	$275,436	$317,171	$370,081	$1,207,328
Gross profit	199,168	231,519	270,641	317,199	1,018,527
Loss before income taxes	(154,458)	(145,896)	(125,464)	(100,010)	(525,828)
Net loss	(174,383)	(172,341)	(148,106)	(124,962)	(619,792)
Net loss per share — basic and diluted	$(0.44)	$(0.43)	$(0.37)	$(0.31)	$(1.55)
Number of shares used in computing per share amounts basic and diluted	394,471	400,787	403,613	401,209	400,034

      Our operating results have fluctuated in the past, and may fluctuate significantly in the future, depending on a number of factors, including the timing and magnitude of sales of our products through original equipment manufacturers, investment in new products and new distribution channels, the timing and level of sales to resellers and direct end-users, the introduction, timing and market acceptance of new products, the timing of license fee payments and other factors. For further background on fluctuating operating results, see “Factors That May Affect Future Results — Our revenue may fluctuate significantly, which could cause the market price of our securities to decline.”

      On January 1, 2002, upon adoption of newly issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles will decrease. Refer to the “New Accounting Pronouncements” section in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on the impacts of the adoption of SFAS 141 and SFAS 142 on our financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      Information with respect to directors may be found in the section captioned “Election of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Executive Officers

      Information with respect to executive officers may be found in Item 1. Business.

Item 11. Executive Compensation

      Information with respect to this item may be found in the section captioned “Executive Compensation” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to this item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information with respect to this item may be found in the section captioned “Related Party Transactions” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

           1. Financial Statements

The following are included in item 8 and are filed as part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2001 and 2000

•	Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

•	Notes to Consolidated Financial Statements

•	Report of KPMG LLP, Independent Auditors

•	Report of Ernst & Young LLP, Independent Auditors

           2. Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

           3. Exhibits

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation (“VERITAS”), Victory Merger Sub, Inc. and Seagate Technology, Inc. (“Seagate”)	8-K	04/05/00	2.01
2.02	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited (“Suez”), Seagate and Seagate Software Holdings, Inc.	8-K	04/05/00	2.02
2.03	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	08/30/00	2.05
2.04	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated October 17, 2000, by and among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	10/19/00	2.04

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.05	Amended and Restated Agreement and Plan of Reorganization by and among VERITAS, VERITAS Operating Corporation (“VOC”), Seagate, Seagate Software, Inc. (“Seagate Software”) and Seagate Software Network & Storage Management Group, Inc.	S-4	04/19/99	2.01
2.06	Amended and Restated Combination Agreement by and between VOC and TeleBackup Systems, Inc.	S-4	4/19/99	2.02
3.01	Amended and Restated Certificate of Incorporation of VERITAS	8-A	6/2/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	8-A	6/2/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	6/2/00	3.03
3.04	Amended and Restated Bylaws of VERITAS	S-4	9/28/00	3.04
4.01	Indenture dated as of October 1, 1997 between VOC and State Street Bank and Trust Company of California, N.A.	10-Q	6/30/99	4.03
4.02	Amended and Restated First Supplemental Indenture dated July 30, 1999 by and among VERITAS, VOC and State Street Bank and Trust of California, N.A.	S-1	7/27/99	4.04
4.03	Registration Rights Agreement dated as of October 1, 1997 between VOC and UBS Securities LLC	10-Q	9/30/99	4.07
4.04	Form of Rights Agreement between VERITAS and the Right Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares	S-4	4/19/99	4.06
4.05	Form of Registration Rights Agreement between VERITAS and Seagate Software	S-4	4/19/99	4.07
4.06	Form of Stockholder Agreement between VERITAS, VOC, Seagate Software and Seagate	S-4	4/19/99	4.08
4.07	Form of Specimen Stock Certificate	S-1	10/22/93	4.01
4.08	Form of Indenture among VERITAS, VOC State Street Bank and Trust Company of California, N.A., as Trustee	S-1	7/27/99	4.10
10.01	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS, Seagate, Suez and certain other parties	8-K	04/5/00	2.3
10.02†	Development and License Agreement between Seagate and VERITAS	S-4	04/19/99	10.01
10.03†	Cross License Agreement and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99	10.02
10.04*	VERITAS 1993 Equity Incentive Plan, as amended	S-8	03/29/01	4.01
10.05*	VERITAS 1993 Employee Stock Purchase Plan, as amended	S-8	03/29/01	4.02

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.06*	VERITAS 1993 Directors Stock Option Plan, as amended	10-K	12/31/99	10.04
10.07*	OpenVision Technologies, Inc. 1996 Employee Stock Purchase Plan, as amended	S-4	03/24/97	10.19
10.08	Office building sublease dated February 27, 1998, by and between VOC and Space Systems/ Loral, Inc.	10-Q	09/30/98	10.14
10.09	Office building lease dated April 30, 1998, by and between VOC and Ryan Companies US, Inc.	10-Q	09/30/98	10.15
10.10	Form of Key Employee Agreement	S-4	04/19/99	10.11
10.11	Office Building Lease, dated September 2, 1994, as amended, by and between VOC and John Arriliaga and Richard T. Peery regarding property located in Mountain View, California	10-K	12/31/94	10.09
10.12	Amendment No 1. to Office Building Lease dated May 28, 1997 by and between VOC and John Arriliaga and Richard T. Peery	10-K	12/31/97	10.12
10.13	Agreement dated November 7, 1996 between VERITAS Software India Pvt. Ltd. and Talwalkar & Talwalkar and Mr. Rajendra Dattatraya Pathak, Mrs. Kamal Trimbak Nighojkar, Mrs. Bakul Prabhakar Pathak, Mrs. Nalini Manohar Saraf, Mr. Narhar Vaman Pandit, Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar Thite, and Ms. Medha Narhar Pandit relating to the development of certain premises in Pune, India	S-4	03/24/97	10.12
10.14	Form of Indemnification Agreement entered into between VERITAS and each of its directors and executive officers	S-4	04/19/99	10.15
10.15	Amendment No. 1 to Cross-License and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99	10.16
10.16	Participation Agreement dated April 23, 1999 by and among VOC, First Security Bank, National Association, as “Owner Trustee,” various banks and other lending institutions which are parties thereto from time to time as “Holders,” various banks and other lending institutions which are parties thereto from time to time as “Lenders,” NationsBank, N.A., as “Agent” for the Lenders and the Holders, and various parties thereto from time to time as “Guarantors”	S-1	07/27/99	10.17
10.17	Grant Deed dated April 23, 1999 recording grant of real property to First Security Bank, National Association as “Owner Trustee” by Fairchild Semiconductor Corporation of California	S-1	07/27/99	10.20
10.18	Memorandum of Lease Agreement and Lease Supplement No. 1 and Deed of Trust dated April 23, 1999 among VOC, First Security Bank, National Association and Chicago Title Company	S-1	07/27/99	10.21
10.19	Memorandum of Lease Agreement and Lease Supplement No. 2 and Deed of Trust dated April 23, 1999 among VOC, First Security Bank, National Association and Chicago Title Company	S-1	07/27/99	10.22

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.20	Collateral Assignment of Sublease dated April 23, 1999 made by VOC to First Security Bank, National Association	S-1	07/27/99	10.23
10.21	Sublease Agreement dated April 23, 1999 by and between VOC and Fairchild Semiconductor Corporation of California	S-1	07/27/99	10.24
10.22	Certificate re: Representations and Warranties dated April 20, 1999 by Fairchild Semiconductor Corporation of California and addressed to VOC	S-1	07/27/99	10.25
10.23	Security Agreement dated April 23, 1999 between First Security Bank, National Bank, as “Owner Trustee” and NationsBank, N.A., as Agent for the “Lenders” and the “Holders”.	S-1	07/27/99	10.26
10.24	Form of Agreement of Purchase and Sale by and between Fairchild Semiconductor Corporation of California and VOC	S-1	07/27/99	10.27
10.25	First Amendment dated April 14, 1999 and Agreement of Purchase and Sale dated March 29, 1999 by and between Fairchild Semiconductor Corporation of California and VOC	S-1	07/27/99	10.28
10.26	Agency Agreement between VOC and First Security Bank, National Association, as “Owner Trustee”	S-1	07/27/99	10.29
10.27	Master Lease Agreement dated April 23, 1999 between First Security Bank, National Association and VOC	S-1	07/27/99	10.30
10.28	First Amendment and Restatement of Certain Operative Agreements and Other Agreements dated March 3, 2000 among VOC, the various parties to the participation agreement and other operative agreements from time to time, as the “Guarantors,” First Security Bank, National Association, as “Owner Trustee,” the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time, as the “Holders,” and Bank of America, N.A., as successor to NationsBank, N.A.	10-K	12/31/99	10.29
10.29	Joinder Agreement dated March 3, 2000 by and between VERITAS and Bank of America, N.A.	10-K	12/31/99	10.30
10.30	Joinder Agreement dated March 3, 2000 by and between OpenVision International, Ltd. and Bank of America, N.A.	10-K	12/31/99	10.31
10.31	Joinder Agreement dated March 3, 2000 by and between VERITAS Software Global Corporation (formerly known as Seagate Software Network & Storage Management Group, Inc.) and Bank of America, N.A.	10-K	12/31/99	10.32

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.32	Participation Agreement dated March 9, 2000 by and among VOC, various parties thereto from time to time as “Guarantors,” First Security Bank, National Association, as “Owner Trustee,” various banks and other lending institutions which are parties thereto from time to time as “Holders,” various banks and other lending institutions which are parties thereto from time to time as “Lenders,” and Bank of America, N.A. as “Agent” for the Lenders and the Holders	10-K	12/31/99	10.33
10.33	Master Lease Agreement dated March 9, 2000 between First Security Bank, National Association, and VOC	10-K	12/31/99	10.34
10.34	Construction Agency Agreement dated March 9, 2000 between VOC and First Security Bank, National Association	10-K	12/31/99	10.35
10.35	Trust Agreement dated March 9, 2000 between the several holders from time to time as parties thereto, as “Holders,” and First Security Bank, National Association, as “Owner Trustee”	10-K	12/31/99	10.36
10.36	Credit Agreement dated March 9, 2000 among First Security Bank, National Association, as “Owner Trustee,” the several lenders from time to time as parties thereto, and Bank of America, N.A.	10-K	12/31/99	10.37
10.37	Security Agreement dated March 9, 2000 between First Security Bank, National Association, as “Owner Trustee,” and Bank of America, N.A., accepted and agreed to by VOC	10-K	12/31/99	10.38
10.38	Second Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements dated July 28, 2000 among VOC, VERITAS Software Global Corporation (“VSGC”), the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties	S-4	09/28/00	10.41

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.39	First Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements dated July 28, 2000 among VOC, VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties	S-4	09/28/00	10.42
10.40	Participation Agreement dated July 28, 2000 among the various parties thereto from time to time, VSGC, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders”, the various banks and other lending institutions which are parties thereto from time to time as “Lenders”, ABN AMRO Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch	S-4	09/28/00	10.43
10.41	Credit Agreement dated July 28, 2000 among First Security Bank, National Association as “Owner Trustee”, the several lenders from time to time, ABN AMRO Bank, N.V., Credit Suisse First Boston, and Credit Lyonnais Los Angeles Branch	S-4	09/28/00	10.44
10.42	Trust Agreement dated July 28, 2000 between the several holders from time to time parties thereto as “Holders” and First Security Bank, National Association, as “Owner Trustee”	S-4	09/28/00	10.45
10.43	Security Agreement dated July 28, 2000 between First Security Bank, National Association, as “Owner Trustee” and ABN AMRO Bank N.V., and accepted and agreed to by VSGC	S-4	09/28/00	10.46
10.44	Master Lease Agreement dated as of July 28, 2000 between First Security Bank, National Association, as “Owner Trustee” and VSGC	S-4	09/28/00	10.47
10.45	Construction Agency Agreement dated July 28, 2000 between VSGC and First Security Bank, National Association, as “Owner Trustee’	S-4	09/28/00	10.48
10.46	Credit Agreement dated September 1, 2000 among VSGC, the various parties thereto from time to time as “Guarantors”, ABN AMRO Bank N.V., as “Administrative Agent” for “Lenders”, Credit Suisse First Boston, as “Documentation Agent”, and Credit Lyonnais Los Angeles Branch, as “Syndication Agent”.	10-Q	09/30/00	10.11
10.47*	Employment Agreement dated November 17, 2000 between VERITAS and Gary L. Bloom	10-K	03/29/01	10.47
10.48*	VERITAS 2001 Chief Executive Officer Compensation Plan	10-K	03/29/01	10.48

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.49*	Form of VERITAS 2001 Executive Officer Compensation Plan	10-K	03/29/01	10.49
10.50*	VERITAS Non-Qualified Deferred Compensation Plan	10-K	03/29/01	10.50
10.51	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Roseville, MN)	10-Q	05/11/01	10.04
10.52	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Mountain View, CA)	10-Q	05/11/01	10.03
10.53	Fourth Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.01

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.54	Third Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.02
10.55	VERITAS Participation Agreement First Amendment dated as of September 27, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	11/14/01	10.03
10.56	Amended and Restated Credit Agreement dated as of September 27, 2001 among VSGC, the various parties thereto from time to time, ABN Amro Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch.	10-Q	11/14/01	10.04
10.57	Fifth Amendment and Restatement of Certain Operative Agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.05
10.58	Fourth Amendment and Restatement of Certain Operative agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.06

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.59	VERITAS Participation Agreement Second Amendment dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	11/14/01	10.07
10.60	First Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, each of the financial institutions from time to time listed in Schedule I thereto, as amended from time to time as “Lenders”, Credit Suisse First Boston as “Documentation Agent”, Credit Lyonnais Los Angeles Branch as “Syndication Agent”, and ABN Amro Bank N.V. as “Administrative Agent”.	10-Q	11/14/01	10.08
10.61*	Separation Agreement dated November 27, 2001 by and between VERITAS and Mark Leslie				X
10.62*	VERITAS 2002 Executive Officer Compensation Plan				X
10.63*	Form of VERITAS 2002 VP Performance-based Employee Incentive Bonus Plan				X
21.01	Subsidiaries of the Registrant				X
23.01	Consent of Independent Auditors				X
23.02	Consent of Independent Auditors				X

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this document.

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

10/16/01	5, 7	VERITAS announced financial results for its third quarter ended September 30, 2001 and included the press release.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 28th day of March 2002.

VERITAS SOFTWARE CORPORATION
Registrant

/s/ KENNETH E. LONCHAR

Kenneth E. Lonchar
Executive Vice President, Finance
and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ GARY L. BLOOM Gary L. Bloom	Chairman of the Board, President and Chief Executive Officer	March 28, 2002

Principal Financial Officer and Principal Accounting Officer:
/s/ KENNETH E. LONCHAR Kenneth E. Lonchar	Executive Vice President, Finance and Chief Financial Officer	March 28, 2002

Additional Directors:
/s/ GEOFFREY W. SQUIRE Geoffrey W. Squire	Vice-Chairman of the Board	March 28, 2002

/s/ FRED VAN DEN BOSCH Fred van den Bosch	Director	March 28, 2002

/s/ STEVEN BROOKS Steven Brooks	Director	March 28, 2002

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	March 28, 2002

/s/ MARK LESLIE Mark Leslie	Director	March 28, 2002

/s/ STEPHEN J. LUCZO Stephen J. Luczo	Director	March 28, 2002

/s/ JOSEPH D. RIZZI Joseph D. Rizzi	Director	March 28, 2002

FINANCIAL STATEMENTS

      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

VERITAS SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS

	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$538,419	$886,558
Short-term investments	1,156,441	232,891
Accounts receivable, net of allowance for doubtful accounts of $12,616 and $7,810, respectively	176,635	186,863
Deferred income taxes	124,527	38,017
Other current assets	66,466	38,303

Total current assets	2,062,488	1,382,632
Long-term investments	—	136,111
Property and equipment, net	225,763	168,389
Goodwill and other intangibles, net	1,412,536	2,285,320
Other non-current assets	52,451	110,382
Deferred income taxes	45,375	—

	$3,798,613	$4,082,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,244	$45,250
Accrued compensation and benefits	89,637	63,838
Accrued acquisition and restructuring costs	12,093	44,123
Other accrued liabilities	80,833	69,289
Income taxes payable	63,735	34,454
Deferred revenue	239,110	201,001

Total current liabilities	517,652	457,955
Convertible subordinated notes	444,408	429,176
Deferred and other income taxes	113,100	213,132

Total liabilities	1,075,160	1,100,263
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
10,000 shares authorized: none issued and outstanding	—	—
Common stock, $.001 par value:
2,000,000 shares authorized; 423,178 and 411,565 shares issued at December 31, 2001 and 2000; 404,503 and 392,890 outstanding at December 31, 2001 and 2000	423	412
Additional paid-in capital	6,228,914	5,847,844
Accumulated deficit	(1,803,528)	(1,152,166)
Accumulated other comprehensive loss	(292)	(11,455)
Treasury stock, at cost; 18,675 shares at December 31, 2001 and 2000	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,723,453	2,982,571

	$3,798,613	$4,082,834

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

Net revenue:
User license fees	$1,110,400	$987,363	$498,014
Services	381,941	219,965	98,098

Total net revenue	1,492,341	1,207,328	596,112
Cost of revenue:
User license fees	40,902	40,779	20,735
Services	138,430	85,968	38,161
Amortization of developed technology	63,086	62,054	35,659

Total cost of revenue	242,418	188,801	94,555

Gross profit	1,249,923	1,018,527	501,557
Operating expenses:
Selling and marketing	563,283	443,834	221,989
Research and development (excluding $870 related to stock-based compensation)	241,197	175,901	94,477
General and administrative (excluding $8,079 related to stock-based compensation)	116,793	77,900	34,185
Amortization of goodwill and other intangibles	886,651	879,032	510,943
Stock-based compensation	8,949	—	—
Acquisition and restructuring costs (reversals)	(5,000)	(4,260)	11,000
In-process research and development	—	—	104,200

Total operating expenses	1,811,873	1,572,407	976,794

Loss from operations	(561,950)	(553,880)	(475,237)
Interest and other income, net	64,916	59,619	23,328
Interest expense	(29,381)	(31,567)	(15,659)
Loss on strategic investments	(16,074)	—	—

Loss before income taxes	(542,489)	(525,828)	(467,568)
Provision for income taxes	108,873	93,964	35,390

Net loss	$(651,362)	$(619,792)	$(502,958)

Net loss per share — basic and diluted	$(1.63)	$(1.55)	$(1.59)

Number of shares used in computing per share amounts — basic and diluted	399,016	400,034	316,892

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

					Accumulated
	Common Stock		Additional		Other		Treasury Stock		Total
			Paid-in	Accumulated	Comprehensive	Deferred			Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Compensation	Shares	Amount	Equity

Balance at December 31, 1998	214,329	$214	$199,644	$(29,416)	$(556)	$(32)	—	$—	$169,854
Components of comprehensive loss:
Net loss	—	—	—	(502,958)	—	—	—	—	(502,958)
Foreign currency translation adjustment	—	—	—	—	(954)	—	—	—	(954)

Total comprehensive loss									(503,912)
Exercise of stock options	11,909	12	38,521	—	—	—	—	—	38,533
Issuance of common stock under employee stock purchase plan	799	1	6,973	—	—	—	—	—	6,974
Tax benefits from stock plans	—	—	63,419	—	—	—	—	—	63,419
Issuance of common stock related to the NSMG acquisition	155,583	156	3,151,196	—	—	—	—	—	3,151,352
Issuance of options to purchase shares of common stock related to the NSMG acquisition	—	—	281,418	—	—	—	—	—	281,418
Issuance of common stock related to the TeleBackup acquisition	6,842	7	134,095	—	—	—	—	—	134,102
Issuance of options to purchase shares of common stock related to the TeleBackup acquisition	—	—	2,762	—	—	—	—	—	2,762
Issuance of common stock related to the NuView acquisition	1,436	1	48,526	—	—	—	—	—	48,527
Amortization of deferred compensation	—	—	—	—	—	32	—	—	32

Balance at December 31, 1999	390,898	391	3,926,554	(532,374)	(1,510)	—	—	—	3,393,061
Components of comprehensive loss:
Net loss	—	—	—	(619,792)	—	—	—	—	(619,792)
Foreign currency translation adjustment	—	—	—	—	(9,001)	—	—	—	(9,001)
Change in unrealized loss on available-for-sale investments, net of tax of $629	—	—	—	—	(944)	—	—	—	(944)

Total comprehensive loss									(629,737)
Exercise of stock options	15,806	16	101,423	—	—	—	—	—	101,439
Issuance of common stock under employee stock purchase plan	1,126	1	18,064	—	—	—	—	—	18,065
Tax benefits from stock plans	—	—	160,786	—	—	—	—	—	160,786
Purchase of treasury stock related to the Seagate acquisition	—	—	—	—	—	—	(128,060)	(11,671,708)	(11,671,708)
Reissuance of treasury stock related to the Seagate acquisition	—	—	1,603,380	—	—	—	109,385	9,969,644	11,573,024
Conversion of convertible subordinated notes	3,735	4	37,637	—	—	—	—	—	37,641

Balance at December 31, 2000	411,565	412	5,847,844	(1,152,166)	(11,455)	—	(18,675)	(1,702,064)	2,982,571
Components of comprehensive loss:
Net loss	—	—	—	(651,362)	—	—	—	—	(651,362)
Foreign currency translation adjustment	—	—	—	—	4,028	—	—	—	4,028
Change in unrealized gain on available-for-sale investments, net of tax of $(707)	—	—	—	—	7,135	—	—	—	7,135

Total comprehensive loss									(640,199)
Exercise of stock options	10,528	10	74,915	—	—	—	—	—	74,925
Issuance of common stock under employee stock purchase plan	1,079	1	29,281	—	—	—	—	—	29,282
Tax benefits from stock plans	—	—	267,705	—	—	—	—	—	267,705
Conversion of convertible subordinated notes	6	—	132	—	—	—	—	—	132
Stock-based compensation	—	—	9,037	—	—	—	—	—	9,037

Balance at December 31, 2001	423,178	$423	$6,228,914	$(1,803,528)	$(292)	$—	(18,675)	$(1,702,064)	$2,723,453

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(651,362)	$(619,792)	$(502,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,552	46,097	24,126
Amortization of goodwill and other intangibles	886,651	879,032	510,943
Amortization of developed technology	63,086	62,054	35,659
Amortization of original issue discount on convertible notes	15,314	15,773	5,402
Provision for allowance for doubtful accounts	4,806	2,117	3,121
Stock based compensation	8,949	—	—
Tax benefits from stock plans	267,705	160,786	63,419
Acquisition and restructuring costs	(5,000)	(4,260)	948
Loss on strategic investments	16,074	—	—
Gain on sale of assets	(1,027)	—	—
In-process research and development	—	—	104,200
Deferred income taxes	(210,723)	(90,827)	(36,775)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	5,831	(56,800)	(80,295)
Other receivable	—	—	22,935
Other assets	41,716	(35,681)	(3,367)
Accounts payable	(13,305)	15,021	19,389
Accrued compensation and benefits	25,799	28,278	17,539
Accrued acquisition and restructuring costs	(27,077)	(15,819)	(15,269)
Other accrued liabilities	(3,265)	19,174	10,169
Income and other taxes payable	7,261	27,650	(8,956)
Deferred revenue	37,443	114,022	37,203

Net cash provided by operating activities	560,428	546,825	207,433
Cash flows from investing activities:
Purchases of investments	(1,672,823)	(836,897)	(764,097)
Sales and maturities of investments	885,384	1,077,068	258,891
Purchase of property and equipment	(145,749)	(134,665)	(59,671)
Cash acquired from Seagate Technology	—	2,294,301	—
Payments to former Seagate Technology stockholders	—	(2,294,301)	—
Cash acquired from Seagate Software	—	—	1,044
Cash acquired from TeleBackup	—	—	1,493
Strategic investments in businesses	(17,110)	(22,000)	—
Purchase of other businesses and technologies	(64,661)	(2,520)	(14,625)

Net cash provided by (used for) investing activities	(1,014,959)	80,986	(576,965)
Financing activities:
Proceeds from short-term borrowings	—	465,000	—
Repayments of short-term borrowings	—	(465,000)	—
Payments on revolving line of credit assumed	(1,892)	—	—
Proceeds from issuance of common stock	104,256	119,504	45,507
Net proceeds from issuance of convertible debt	—	—	334,137

Net cash provided by financing activities	102,364	119,504	379,644
Effect of exchange rate changes	4,028	(9,001)	(954)

Net increase (decrease) in cash and cash equivalents	(348,139)	738,314	9,158
Cash and cash equivalents at beginning of year	886,558	148,244	139,086

Cash and cash equivalents at end of year	$538,419	$886,558	$148,244

Supplemental disclosures:
Cash paid for interest	$12,010	$14,926	$5,300

Cash paid for (refund) income taxes	$19,165	$(3,403)	$15,834

Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock and options for business acquisitions	$958	$—	$3,618,161

Issuance of common stock for conversion of notes	$82	$36,245	$—

Strategic investment acquired in acquisition	$3,028	$—	$—

Purchase of treasury stock related to the Seagate transaction	$—	$(11,671,708)	$—

Reissuance of treasury stock related to the Seagate transaction	$—	$11,573,024	$—

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.     Organization and Summary of Significant Accounting Policies

      VERITAS Software Corporation (the “Company”), a Delaware corporation, is a leading independent supplier of storage software products and services. Storage software includes storage management and data protection software as well as clustering, replication and storage area networking software. The Company develops and sells products for most popular operating systems, including various versions of UNIX (including Linux) and Windows. The Company also provides a full range of services to assist its customers in assessing, architecting and implementing their storage software solutions. The Company markets its products and services through original equipment manufacturers (“OEM”), direct sales channels and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risk and with original maturities of three months or less. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

Short-Term and Long-term Investments

      The Company classifies all of its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short-term and long-term investments do not include strategic investments.

      In the fourth quarter of 2001 the Company re-evaluated its investment policies and determined that its securities should be classified as available-for-sale. The Company’s intent is to sell these securities within one year, regardless of the maturity date, therefore, all investments have been classified as short-term investments.

      As of December 31, 2001, the Company classified its short-term investments as available-for-sale, and all short-term investments consisted of securities with original maturities in excess of 90 days. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, net of tax. The amortization of premiums and discounts on the investments and realized gains and losses, determined on specific identification based on the trade date of the transaction, are included in interest and other income, net.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2000, the Company had classified its investments as held-to-maturity, and the amortized cost of its short and long-term investments approximated the fair value. Investments with original maturities greater then 90 days and remaining maturities of less than one year as of the balance sheet date were classified as short-term investments. Investments with remaining maturities greater than one year as of the balance sheet date were classified as long-term investments.

Fair Value of Financial Instruments

      The following methods are used to estimate the Company’s financial instruments:

a)	Cash and cash equivalents, held-to-maturity securities accounts receivables, accounts payable and accrued liabilities approximate their fair value due to the short term nature of these instruments;

b)	Available-for-sale securities, equity securities in publicly traded companies and forward exchange contracts are recorded based on quoted market prices; and

c)	Convertible subordinated notes are recorded at their accreted values, which approximate the cash outlay that is due upon the note settlements.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, if shorter. The estimated useful lives of furniture and equipment and computer equipment is generally two to five years. The Company also depreciates a building located in India over fifteen years.

Goodwill and Other intangibles

      Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent developed technology, distribution channels, original equipment manufacturer agreements, assembled workforce and trademarks acquired in business combinations. As described further under “Recent Accounting Pronouncements”, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets in July 2001. In accordance with SFAS 142, the Company has continued to amortize goodwill related to acquisitions completed prior to July 1, 2001, with amortization ceasing on January 1, 2002. The goodwill balances associated with acquisitions completed prior to July 1, 2001 were amortized over four years using the straight-line method. Consistent with SFAS 142, the Company has not amortized goodwill related to acquisitions completed subsequent to June 30, 2001, but instead tested the balance for impairment. Identifiable intangibles, regardless of acquisition date, are currently amortized over a two to four year period using the straight-line method.

      Goodwill, net of accumulated amortization, was $1,171.9 million and $1,941.8 million at December 31, 2001, and 2000, respectively. Other intangibles, net of accumulated amortization, was $240.6 million and $343.5 million at December 31, 2001 and 2000, respectively. Accumulated amortization of goodwill and other intangibles was $2,442.6 million as of December 31, 2001, and $1,492.6 million as of December 31, 2000.

Strategic Investments

      The Company holds investments in common and preferred stock in privately-held and publicly traded companies. Theses strategic investments do not represent a greater than 20% voting interest in any investee and the Company does not have the ability to significantly influence any investee’s management. The investments are accounted for on a cost basis and are included in other non-current assets.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company accounts for its strategic investments in publicly traded companies in accordance with SFAS 115 and these investments are classified as available-for-sale. These investments are carried at fair value, with unrealized gains or losses, net of tax, included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.

      Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the fair value of the investment that is other than temporary.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.

Derivative Financial Instruments

      On January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the period of change in their fair value. The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

      The Company transacts business in various foreign currencies and has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (“forward contracts”) to hedge certain foreign currency transaction exposures. The objective of these contracts is to neutralize the impact of currency exchange rate movements on the Company’s operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The Company does not designate its foreign exchange forward contracts as hedges, except for the cross currency interest rate swap discussed in Note 11. Accordingly, the Company adjusts these instruments to fair value through earnings. The Company does not use forward contracts for speculative or trading purposes.

      Prior to the adoption of SFAS 133, the Company accounted for its derivatives under SFAS 52, Foreign Currency Translation.

Revenue Recognition

      In October of 1997 the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 97-2 Software Revenue Recognition, which has been amended by SOP 98-9. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2, as amended by SOP 98-4, was effective for revenue recognized under software license and service arrangements beginning January 1, 1998. SOP 98-9 amended SOP 97-2 and requires recognition of revenue using the “residual method” when certain criteria are met.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      The Company recognizes revenue from licensing of software products to an end user upon delivery of the software product to the customer, unless the fee is not fixed or determinable, or collectibility is not considered probable. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through its indirect sales channels, revenue is recognized when the reseller, value-added reseller, hardware distributor, application software vendor or system integrator sells the software to its customer. Arrangements with payment terms extending beyond 90 days from the invoice date are not considered to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected.

      Customer support revenue is recognized on a straight-line basis over the period that the support is provided. Other software service arrangements are evaluated to determine whether those services are essential to the functionality of the other elements of the arrangement. To date, software services have not been considered essential. Therefore, the revenue allocable to the software services is recognized as the services are performed, assuming all other criteria for revenue recognition have been met.

Cost of Revenue

      Cost of revenue includes costs related to user license and service revenue and amortization of acquired developed technology. Cost of user license revenue includes material, packaging, shipping and other production costs, and third-party royalties. Cost of service revenue includes salaries, benefits and overhead costs associated with employees providing maintenance, support, training and consulting services. Third-party consultant fees are also included in cost of service revenue.

Software Development Costs

      Under SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized on a product-by-product basis. The annual amortization should be the greater amount of the amount calculated by using the ratio of the revenue generated by product or the amount calculated by amortizing the capitalized cost using the straight-line method over the estimated economic life of the product. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of the Company’s products has been of short duration. As of December 31, 2001 such capitalizable software development costs were insignificant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities, trade receivables and financial instruments used in hedging activities. The Company primarily invests its excess cash in commercial paper rated A-1/ P-1, medium-term notes, corporate notes, government securities (taxable and non-taxable), asset-backed securities, market auction preferreds with approved financial institutions, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management’s expectations. For the years ended December 31, 2001, 2000 and 1999 no customer accounted for greater than 10% of revenues. The counterparties to the agreements relating to the Company’s financial instruments used in hedging activities consist of four major, multinational, high credit quality, financial institutions. The amounts potentially subject to credit risk arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty.

Net Loss Per Share

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

Accounting for Stock-Based Compensation

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and related interpretations. Pro forma net income and net income per share disclosures required by SFAS 123, Accounting for Stock Based Compensation, are included in Note 14.

Translation of Foreign Currencies

      Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder’s equity. Foreign currency transaction gains or losses are reported in results of operations.

Impairment of Long-Lived Assets

      The Company reviews its long-lived assets, including property and equipment, goodwill and other intangibles, for impairment and determines whether an event or change in facts and circumstances indicates that their carrying amount may not be recoverable. The Company assesses impairment in accordance with the requirements of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company assesses the impairment of enterprise level goodwill periodically in accordance with the provisions of APB 17, Intangible Assets. The Company determines recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. No impairment was recognized in 2001, 2000 and 1999.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense was $33.2 million, $36.4 million and $10.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

      Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

      SFAS 141, effective in July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon adoption of SFAS 142, on January 1, 2002, the Company had to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Also, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by March 31, 2002. Any impairment loss will be measured as of the January 1, 2002 and recognized as the cumulative effect of a change in accounting principle.

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      In accordance with SFAS 142, the Company will perform an evaluation of the Company’s identifiable intangible assets and goodwill as of January 1, 2002 to reassess the lives of identifiable intangible assets and to determine whether any of the Company’s goodwill is impaired. If the Company determines that a portion of the goodwill is impaired as of the date of adoption, the impairment will be recorded as a “cumulative effect of a change in accounting principle.” Upon adoption of SFAS 142 on January 1, 2002, the Company will no longer be required to amortize goodwill related to acquisitions completed prior to July 1, 2001 and, accordingly, the Company will not incur any future amortization expense related to goodwill. Goodwill amortization expense totaled approximately $810.5 million during the year ended December 31, 2001. As of the date of adoption, January 1, 2002, the Company had unamortized goodwill in the amount of approximately $1,171.9 million and unamortized other identifiable intangible assets in the amount of approximately $240.6 million, all of which are subject to the transition provisions of SFAS 141 and 142. The Company expects to complete the transitional goodwill impairment test by June 30, 2002. The Company does not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded. The Company does not believe that SFAS 141 and SFAS 142 will have a material impact on its financial position or cash flows. However, because of the implementation of SFAS 141 and SFAS 142, the Company expects to become profitable in 2002.

      In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121 and APB Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of (by sale, abandonment or in a distribution to owners), whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disposal transactions. The Company will be required to implement the provisions of SFAS 144 as of January 1, 2002. The Company does not believe that SFAS 144 will have a material impact on its financial position, results of operations or cash flows.

      In December 2001, the FASB staff issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. Topic D-103 requires companies to record certain reimbursements received for out-of-pocket expenses as revenue instead of an offset to the related expense. Upon application of Topic D-103, comparative financial statements for prior periods must be reclassified to comply with the guidance in this announcement. The Company will be required to implement the provisions of Topic D-103 as of January 1, 2002. The Company does not believe that Topic D-103 will have a material impact on its financial position, results of operations or cash flows.

Note 2.     Seagate Technology Transaction

      On November 22, 2000, the Company completed a multi-party transaction with Seagate Technology (“Seagate”) and Suez Acquisition Company (Cayman) Limited (“SAC”), a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with those operating assets. The Company did not acquire Seagate’s disc drive business or any other Seagate operating business. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of the Company merged with and into Seagate, following which Seagate became its wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation.

      The Company issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of its common stock and certain non-operating assets and liabilities held by Seagate. The transaction resulted in a decrease of approximately 18.7 million shares of the Company’s outstanding common stock. At the closing of the transaction the Company recorded the non-operating assets and liabilities assumed from Seagate at their fair values. In addition, the Company accrued $40.0 million of direct transaction costs.

      Acquisition-related costs are summarized below (in millions):

Direct
Transaction
Costs

Provision accrued at transaction date	$40.0
Cash payments	(8.6)

Balance at December 31, 2000.	31.4
Cash payments	(26.0)
Reversals	(5.0)

Balance at December 31, 2001.	$0.4

      In 2001, the Company reversed $5.0 million of net attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In re Seagate Technology, Inc. Shareholders Litigation, which the Company will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate stockholders that was paid by SAC. The Company anticipates that the remaining $0.4 million of acquisition-related costs will be utilized in 2002.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      For the year ended December 31, 2000, the transaction had no impact on the Company’s consolidated statement of operations. For the year ended December 31, 2001, the transaction had the following significant impacts on its consolidated statement of operations:

•	reversal of acquisition and restructuring costs of $5.0 million; and

•	additional provision for income taxes of $30.1 million.

      Considering the impacts on its consolidated statement of operations, net of tax, and the impacts of the decrease of approximately 18.7 million shares of its common stock outstanding on the number of shares used in computing the net loss per share, the transaction resulted in an incremental net loss per share of $0.01 for both years ended December 31, 2000 and 2001. The Company expects the transaction to be accretive when it reaches profitability.

      As of December 31, 2000 and 2001, the transaction had impacts on the Company’s consolidated balance sheet. The impacts on its assets and liabilities were:

      As of December 31, 2000

•	other non-current assets included $70.0 million of indemnification receivable from SAC and $4.0 million for its ownership in Gadzoox Networks, Inc.;

•	accrued acquisition and restructuring costs included $31.4 million of direct transaction costs; and

•	deferred and other income taxes included an additional $132.0 million, which was net of a deferred tax asset of $3.0 million related to our ownership in Gadzoox Networks, Inc.

      As of December 31, 2001

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	accrued acquisition and restructuring costs included $0.4 million of direct transaction costs;

•	income taxes payable included an additional $21.3 million; and

•	deferred and other income taxes included an additional $113.1 million.

      As of December 31, 2001 and 2000, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and $135.0 million respectively, and related to certain tax liabilities that the Company expects to pay after the merger. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. In 2001, the Company recorded a reduction of $30.7 million in tax liabilities and indemnification receivable from SAC due to certain settlements entered into with tax authorities. Also, the Company recorded a provision for income taxes of $30.1 million due to changes in estimates of the amount and timing of other tax liabilities for years under examination. The Company believes that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations.

Note 3. Business Combinations

NSMG acquisition

      On May 28, 1999, the Company acquired the Network & Storage Management Group business of Seagate Software, Inc. (“NSMG”). The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. The NSMG acquisition was accounted for using the purchase method, and the Company has been incurring charges of $221.5 million per quarter primarily related

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of 155.6 million shares of the Company’s common stock, $269.7 million for the exchange of options to purchase 15.6 million shares of its common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For each of 2001 and 2000, the Company recorded $827.6 million for the amortization of goodwill and other intangibles, and $58.4 million for the amortization of developed technology related to this acquisition. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition.

      Acquisition-related costs consisted of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximated $11.7 million.

      Acquisition-related costs are summarized below (in millions):

		Operating lease
	Direct	commitments	Involuntary
	transaction	on duplicative	termination
	costs	facilities	benefits	Total

Provision accrued at acquisition date	$20.0	$8.2	$15.2	$43.4
Cash payments	(17.4)	(0.3)	(1.8)	(19.5)
Non-cash charges	—	—	(11.7)	(11.7)

Balance at December 31, 1999	2.6	7.9	1.7	12.2
Cash payments	(1.9)	(1.9)	(0.9)	(4.7)

Balance at December 31, 2000	0.7	6.0	0.8	7.5
Cash payments	(0.7)	(0.2)	(0.3)	(1.2)

Balance at December 31, 2001	$—	$5.8	$0.5	$6.3

      The remaining acquisition-related costs accrual of $6.3 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

      In addition, the Company recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that it plans to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits relate to the salary and fringe benefit expense for terminated employees in research and development. The involuntarily terminated employees represented 2% of the global workforce. In the fourth quarter of 2000, as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, $4.3 million of the restructuring charge was reversed.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Restructuring costs are summarized below (in millions):

			Write off of
			redundant
	Cancellation	Involuntary	equipment
	of facilities leases	termination	and leasehold
	and other contracts	benefits	improvements	Total

Provision accrued at acquisition date	$8.8	$1.3	$0.9	$11.0
Cash payments	—	(0.9)	—	(0.9)
Non-cash charges	—	—	(0.9)	(0.9)

Balance at December 31, 1999	8.8	0.4	—	9.2
Cash payments	(0.2)	—	—	(0.2)
Reversal	(3.9)	(0.4)	—	(4.3)

Balance at December 31, 2000	$4.7	$—	$—	$4.7
Cash payments	—	—	—	—

Balance at December 31, 2001	$4.7	$—	$—	$4.7

      The remaining restructuring charge accrual of $4.7 million is anticipated to be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

TeleBackup acquisition

      On June 1, 1999 the Company acquired TeleBackup Systems, Inc. (“TeleBackup”). TeleBackup designed, developed and marketed software products for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. The TeleBackup acquisition was accounted for using the purchase method, and has been incurring charges of $9.0 million per quarter, primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total purchase price for TeleBackup was $143.1 million and included $134.1 million related to the issuance of 6.8 million shares of the Company’s common stock, $2.8 million for the issuance of options to purchase 0.2 million shares of its common stock and $6.2 million in acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For each of 2001 and 2000, the Company recorded $34.5 million for amortization of goodwill and other intangibles, and $1.7 million for the amortization of developed technology related to this acquisition. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition.

      The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Acquisition-related costs are summarized below (in millions):

	Direct	Involuntary
	transaction	termination
	costs	benefits	Total

Provision accrued at acquisition date	$5.6	$0.6	$6.2
Cash payments	(5.1)	(0.2)	(5.3)

Balance at December 31, 1999	0.5	0.4	0.9
Cash payments	(0.2)	(0.4)	(0.6)

Balance at December 31, 2000	0.3	—	0.3
Cash payments	(0.3)	—	(0.3)

Balance at December 31, 2001	$—	$—	$—

NuView acquisition

      On August 10, 1999, under an asset purchase agreement the Company acquired certain assets of NuView, Inc.(“NuView”), for a total cost of approximately $67.9 million. The acquisition was accounted for using the purchase method, and the Company has been incurring charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of the Company’s common stock, $0.8 million for the issuance of options to purchase its common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million paid in cash. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For each of 2001 and 2000, the Company recorded $16.5 million for amortization of goodwill and other intangibles, and $0.6 million for the amortization of developed technology related to this acquisition. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition.

Unaudited pro forma summary results of operations related to the NSMG, TeleBackup and NuView acquisitions

      The following unaudited pro forma summary results of operations data have been prepared assuming that the NSMG, TeleBackup and NuView acquisitions had occurred at the beginning of the period presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented. The pro forma information excludes the impact of the one-time charges related to in-process research and development costs of $104.2 million and the restructuring charges of $11.0 million recorded in 1999 (in thousands, except per share amounts):

1999

Net revenue	$700,027
Net loss	$(738,049)
Basic and diluted net loss per share	$(2.03)

Other acquisitions

      In 2001, the Company completed three acquisitions of privately held companies for a total cost of approximately $78.2 million. These acquisitions were accounted for using the purchase method. The purchase price included $76.3 million payable in cash, of which $64.7 was paid as of December 31, 2001, and

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.9 million in acquisition-related costs, of which $1.1 million was paid at December 31, 2001. The remaining cash payments of $11.6 million will be made throughout March 2003 and the remaining acquisition-related costs accrual of $0.8 million in direct transaction costs is anticipated to be paid in 2002. The purchase price was allocated to goodwill of $65.9 million, developed technology of $12.7 million, other intangibles of $1.7 million, and net of tangible liabilities assumed of $2.1 million. For 2001, the Company recorded $7.5 million for the amortization of goodwill and other intangibles, and $1.0 million for the amortization of developed technology. The identifiable intangible assets are amortized over their estimated useful lives of two to four years. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition.

Unaudited pro forma summary results of operations related to other acquisitions

      The following unaudited pro forma summary results of operations data have been prepared assuming that the other acquisitions had occurred at the beginning of the period presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented (in thousands, except per share amounts):

	2001	2000

Net revenue	$1,496,644	$1,220,106
Net loss	$(672,860)	$(648,241)
Basic and diluted net loss per share	$(1.69)	$(1.62)

Note 4. Cash, Cash Equivalents and Investments

      In the fourth quarter of 2001 the Company re-evaluated its investment policies and determined that its securities should be classified as available-for-sale. Effective October 1, 2001 all investments previously classified as held-to-maturity were classified as available-for-sale. The following table details the value of the investments at October 1, 2001 as if they had being classified as available-for-sale (in thousands):

	October 1, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$302,216	$—	$—	$302,216
Money market funds	264,056	2	—	264,058
Commercial paper	37,084	—	(115)	36,969
Corporate notes	—	—	—	—

Cash and cash equivalents	$603,356	$2	$(115)	$603,243

Short-term investments:
Commercial paper	$44,776	$—	$—	$44,776
Market auction preferreds	177,830	—	—	177,830
Government securities	164,861	1,750	—	166,611
Corporate notes	597,847	3,678	—	601,525

Short-term investments	$985,314	$5,428	$—	$990,742

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company’s cash, cash equivalents and investments consist of the following at December 31, 2001 and December 31, 2000 (in thousands):

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$390,068	$—	$—	$390,068
Money market funds	125,383	—	—	125,383
Commercial paper	22,968	—	—	22,968
Corporate notes	—	—	—	—

Cash and cash equivalents	$538,419	$—	$—	$538,419

Short-term investments:
Commercial paper	$99,491	$—	$—	$99,491
Market auction preferreds	202,574	—	—	202,574
Government securities	133,098	1,654	(4)	134,748
Corporate notes	715,203	5,633	(1,208)	719,628

Short-term investments	$1,150,366	$7,287	$(1,212)	$1,156,441

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$825,727	$—	$—	$825,727
Money market funds	38,416	—	—	38,416
Commercial paper	22,415	—	—	22,415
Corporate notes	—	—	—	—

Cash and cash equivalents	$886,558	$—	$—	$886,558

Short-term investments:
Commercial paper	$113	$—	$—	$113
Market auction preferreds	5,400	—	—	5,400
Government securities	45,995	—	—	45,995
Corporate notes	181,383	—	—	181,383

Short-term investments	$232,891	$—	$—	$232,891

Long-term investments:
Government securities	$44,006	$—	$—	$44,006
Medium-term corporate notes	92,105	—	—	92,105

Long-term investments	$136,111	$—	$—	$136,111

      The Company recorded gross realized gains (losses) from the sale of available-for-sale investments for the year ended December 31, 2001 of $0.2 million. The realized gains (losses) are included in interest and other income, net in the consolidated statements of operations.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The amortized cost and estimated fair value of the Company’s investments, as of December 31, 2001, shown by contractual maturity date, are included in the following table:

	December 31, 2001

	Amortized Cost	Fair Value

Due in less than one year	$1,314,277	$1,317,646
Due between one and five years	374,508	377,214

Total	$1,688,785	$1,694,860

Note 5. Property and Equipment

      Property and equipment is stated at cost and consisted of the following (in thousands):

	December 31,

	2001	2000

Building	$888	$916
Computer equipment	280,638	172,269
Furniture and equipment	57,216	31,649
Leasehold improvements	69,856	36,101
Construction in Process	13,624	33,445

	422,222	274,380
Less — accumulated depreciation and amortization	(196,459)	(105,991)

Property and equipment, net	$225,763	$168,389

      Depreciation and amortization of property and equipment charged to costs and expenses was approximately $84.4 million for the year ended December 31, 2001, $43.2 million for the year ended December 31, 2000 and $23.1 million for the year ended December 31, 1999.

Note 6. Strategic Investments

      The Company holds investments in common and preferred stock of several privately-held and publicly traded companies. These strategic investments are included in other non-current assets. In the third quarter of 2001, the Company recorded impairment losses on strategic investments of $16.1 million. The losses represented write-downs of the Company’s carrying amount of the investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing, its cash position and current burn rate, and the uncertainty of its financial conditions. At December 31, 2001 the Company had evaluated its remaining investments and currently believes that the carrying values are recoverable.

Note 7. Convertible Subordinated Notes

      In October 1997, the Company issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the “5.25% notes”), for which the Company received net proceeds of $97.5 million. The Company and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of December 31, 2001, a total principal amount of $35.5 million had been converted into approximately 3.7 million shares of the Company’s common stock. . Based on the aggregate principal amount at maturity of $64.5 million outstanding as of December 31, 2001, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of the Company’s common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, the Company and its wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the “1.856% notes”) for which the Company received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. The Company and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of December 31, 2001, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of the Company’s common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of December 31, 2001, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of the Company’s common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

Note 8. Summary Financial Information of Subsidiary

      VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligators on VERITAS’ 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. VERITAS and VERITAS Operating Corporation are unconditionally, jointly and severally liable for all payments under the notes. On June 30, 2000, VERITAS reorganized its corporate structure that resulted in the elimination of differences in the consolidated financial position and operating results of the parent company and VERITAS Operating Corporation. Consequently, separate summarized financial information of VERITAS and VERITAS Operating Corporation, previously presented pursuant to Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, are no longer presented since such information is now the same as the consolidated financial statements presented elsewhere herein. No other subsidiaries of VERITAS are co-obligators or guarantors of the convertible subordinated notes.

Note 9. Credit facility

      During 2001, the Company extended the term of its $50.0 million unsecured credit facility, which the Company holds with a syndicate of financial institutions. At December 31, 2001, no amount was outstanding. The credit facility is due to expire in September 2002. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to VERITAS’ compliance with financial and other covenants. The credit agreement requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of December 31, 2001.

Note 10. Commitments

      The Company currently has operating leases for its facilities and rental equipment through 2023. Rental expense under operating leases was approximately $54.0 million, $32.1 million and $15.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The table below shows the Company’s

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments related to its convertible subordinated notes discussed in Note 7 and to its approximate minimum lease payments for its facilities and rental equipment as of December 31, 2001 (in thousands):

			Operating
	5.25%	1.856%	Lease
	Notes	Notes	Commitments	Total

2002	$—	$—	$75,350	$75,350
2003	—	—	74,972	74,972
2004	64,479	—	71,993	136,472
2005	—	—	55,525	55,525
2006	—	464,699	285,063	749,762
2007 and thereafter	—	—	611,723	611,723

Total commitments	$64,479	$464,699	$1,174,626	$1,703,804

Facilities lease commitments

      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001 respectively. The development and acquisition of the properties have been financed by a third party through financial institutions. The Company has accounted for these agreements as operating leases in accordance with SFAS 13, Accounting for Leases, as amended.

      During the first, third and fourth quarters of 2001, the Company amended its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. The facilities, of 425,000 square feet, provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and facilities) for the termination value of $146.2 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.6 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company now occupies the new corporate campus facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. Future minimum lease payments under this lease are included in the table above.

      During the first, third and fourth quarters of 2001, the Company amended its existing lease agreement, originally signed in the first quarter of 2000, for our existing facilities in Roseville, Minnesota. The Company improved and expanded our existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in the second quarter of 2001. The facilities provide space for technical support and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and facilities) for the termination value of $41.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $35.1 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company now occupies the new campus facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this operating lease are based on

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LIBOR using 30-day to 180-day LIBOR contracts. Future minimum lease payments under this lease are included in the table above.

      During the third and fourth quarters of 2001, the Company amended its existing lease agreement, originally signed in the third quarter of 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plans to develop the site in two phases, with the first phase of 466,000 square feet being completed in the fourth quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and first phase facilities) for the termination value of $243.0 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company anticipates beginning the lease payments in the third quarter of 2002 for the first phase and to commence occupying the new campus facilities in the fourth quarter of 2002. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. Future minimum lease payments under this lease are included in the table above. The Company is currently analyzing our construction schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

      The Company has evaluated the expected fair value of the properties at the end of the lease terms by reviewing current real estate market conditions and indicators of expectations for the market in the future. In the event that the Company determines it is probable that the expected fair value of any of the properties at the end of the lease terms will be less than the respective termination values, the Company will accrue the expected loss on a straight-line basis over the remaining lease term. Currently, the Company does not believe it is probable that the fair market value of the properties at the end of the lease terms will be less than the termination values.

Note 11. Derivative Financial Instruments

      In September 2000, the Company entered into a three year cross currency interest rate swap transaction (“swap”) for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, EURO denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar fixed principal and interest payments. As of December 31, 2001, twenty-one monthly payments of EUR 4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at December 31, 2001 was $0.7 million. As a result of entering into the swap, the Company has mitigated its exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of December 31, 2001 the impact of these fluctuations was not significant. This hedge was deemed to be perfectly effective as of December 31, 2001.

      As of December 31, 2001, the total gross notional amount of the Company’s forward contracts was approximately $186.6 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had a term of thirty- five days or less and settled immediately after the end of 2001. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) on the outstanding forward contracts at December 31, 2001 was immaterial to our consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Contingencies

      In the ordinary course of business, various lawsuits and claims have been filed against the Company.

      While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 13. Benefit Plans

      The Company has adopted a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all United States employees. Under the plan, employees may contribute up to 20% of their pretax salary, subject to certain limitations. Employees are eligible to participate beginning the first day of the month following their date of hire. The Company matches approximately 50% of the employee contributions up to $2,500 per year and contributed approximately $6.9 million in 2001, compared to $5.3 million in 2000 and $3.1 million in 1999.

Note 14. Stockholders’ Equity and Stock Compensation Plans

Stockholder Rights Plan

      On October 4, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of VERITAS. The rights are initially attached to the Company’s common stock and will not trade separately. If a person or group acquires 20 percent or more of the Company’s common stock, or announces an intention to make a tender offer for the Company’s common stock the consummation of which would result in acquiring 20 percent or more of the Company’s common stock, then the rights will be distributed and will then trade separately from the common stock. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. The rights expire October 5, 2008, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

      The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

Stock Option Plans

      The Company has two stock option plans. The Company’s 1993 Equity Incentive Plan provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. These options generally are granted at the fair market value of the Company’s common stock at the date of grant, expire ten years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. The Company’s 1993 Directors Stock Option Plan provides for the issuance of stock options to directors of the Company. These options generally are granted at the fair market value of the Company’s common stock at the date of grant, expire ten years from the date of grant, vest over the term of each director’s board membership and are exercisable immediately upon vesting. As of December 31, 2001, the Company had reserved 107.2 million shares of common stock for issuance under the 1993 Equity Incentive Plan and 2.5 million shares for issuance under the Company’s 1993 Directors Stock Option Plan. As of December 31, 2001, 27.4 million shares were available for future grant under the plans.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of the status of the Company’s stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below (number of shares in thousands):

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at beginning of year	54,817	$41.73	54,422	$10.28	36,948	$4.88
Granted	21,263	$39.72	19,024	$100.76	16,717	$23.36
Assumed in business combinations	28	$13.08	—	$—	15,896	$3.40
Exercised	(10,528)	$6.96	(15,806)	$6.47	(11,909)	$3.21
Forfeited	(5,959)	$62.18	(2,823)	$31.29	(3,230)	$9.07

Outstanding at end of year	59,621	$45.09	54,817	$41.73	54,422	$10.28

Options exercisable at year end	26,235		21,621		22,625
Weighted-average fair value of options granted during the year	$28.58		$63.42		$13.93

      The following table summarizes information about stock options outstanding at December 31, 2001 (number of shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2001	Life	Price	2001	Price

$ 0.03 — $ 4.7	9 6,665	4.59	$3.08	6,320	$3.03
$ 4.96 — $ 11.	33 6,230	5.74	$8.37	5,429	$8.17
$12.00 — $ 19.8	9 7,231	7.15	$17.49	3,756	$17.27
$20.86 — $ 27.5	5 4,027	7.95	$23.12	1,710	$22.59
$28.72 — $ 28.7	2 7,663	9.67	$28.72	605	$28.72
$30.96 — $ 39.4	5 6,177	9.13	$38.53	1,148	$38.47
$39.57 — $ 88.0	0 8,221	9.01	$68.74	1,991	$70.83
$90.38 — $ 97.0	0 7,789	8.08	$94.09	3,075	$93.75
$97.61 — $134.17	5,618	8.44	$113.95	2,201	$114.08

$ 0.03 — $134.17	59,621	7.80	$45.09	26,235	$34.65

Employee Stock Purchase Plan

      As of December 31, 2001, under the Company’s 1993 Employee Stock Purchase Plan, the Company is authorized to issue up to 25.8 million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the 1993 Employee Stock Purchase Plan, employees can choose to have up to 10% of their wages withheld to purchase the Company’s common stock. The 1993 Employee Stock Purchase Plan consists of two-year offerings with four 6-month purchase periods in each offering period. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the end of the purchase period fair market value.

      Substantially all of the eligible employees have participated in the 1993 Employee Stock Purchase Plan in 2001, 2000 and 1999. Under the 1993 Employee Stock Purchase Plan, the Company issued 1.1 million shares to employees in 2001, 1.1 million shares in 2000, and 0.8 million shares in 1999. The weighted-average purchase price of these shares was $27.30 in 2001, $16.11 in 2000 and $8.70 in 1999.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based Compensation

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB 25, the Company does not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999

Net loss
As reported	$(651,362)	$(619,792)	$(502,958)
Pro forma	$(941,747)	$(771,255)	$(540,474)
Basic and diluted loss per share
As reported	$(1.63)	$(1.55)	$(1.59)
Pro forma	$(2.36)	$(1.93)	$(1.71)

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates averaging 4.56% in 2001, 6.16% in 2000 and 5.55% in 1999; a dividend yield of 0.0% for all years; a weighted-average expected life of 5 years for all years; and a volatility factor of the expected market price of the Company’s common stock of 0.90 for 2001, 0.70 for 2000 and 0.65 for 1999.

      The fair value of the employees’ purchase rights under the employee purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights granted in 2001, 2000 and 1999: a dividend yield of 0.0% for all years; an expected life ranging up to 2 years for all years; an expected volatility factor of 0.90 in 2001, 0.70 in 2000 and 0.65 in 1999; and risk-free interest rates ranging from 3.37% to 4.99% in 2001, from 6.02% to 6.65% in 2000 and from 4.57% to 5.77% in 1999.

Note 15. Income Taxes

      Income before provision for income taxes consisted of (in thousands):

	Years Ended December 31,

	2001	2000	1999

United States	$(482,760)	$(310,529)	$(455,404)
International	(59,729)	(215,299)	(12,164)

	$(542,489)	$(525,828)	$(467,568)

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Federal
Current	$277,449	$165,686	$64,452
Deferred	(172,580)	(81,317)	(35,245)
State
Current	35,990	14,862	9,340
Deferred	(32,228)	(9,329)	(5,077)
Foreign
Current	5,451	4,062	1,920
Deferred	(5,209)	—	—

Total	$108,873	$93,964	$35,390

      The tax benefits associated with employee stock option activity or employee stock purchase plan shares reduced taxes currently payable by $267.7 million for 2001, $160.8 million for 2000, and $63.4 million for 1999.

      The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Years Ended December 31,

	2001	2000	1999

Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes	(0.5)	(1.1)	(0.9)
Impact of foreign taxes	—	(1.7)	(0.4)
In-process research and development charge and non-deductible goodwill	(51.0)	(52.4)	(42.2)
Tax credits	0.4	0.7	0.5
Adjustment to merger related tax liability	(5.5)	—	—
Other	1.5	1.6	0.4

Total	(20.1)%	(17.9)%	(7.6)%

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Deferred tax assets:
Net operating loss carryforwards	$42,724	$161,966	$26,946
Deferred revenue and reserve accruals not currently deductible	176,010	43,091	28,315
Acquired intangibles	35,599	17,898	12,521
Tax credit carryforwards	40,245	20,070	2,861
Foreign	5,209	—	—
Other	10,040	9,519	2,170

Total	309,827	252,544	72,813
Valuation allowance	(71,385)	(162,319)	(11,602)

Net deferred tax assets	238,442	90,225	61,211

Deferred tax liabilities:
Acquired intangibles	(68,540)	(130,340)	(195,275)

Net deferred tax assets (liabilities)	$169,902	$(40,115)	$(134,064)

      As of December 31, 2001 and 2000, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and $135.0 million, respectively and related to certain tax liabilities that are expected to be paid by the Company after the merger (See Note 2). Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by taxing authorities. A decrease in the indemnification receivable from SAC of $30.7 million and a provision for income taxes of $30.1 million have been recorded in 2001 due to certain settlements entered into with tax authorities as well as the Company’s changes in estimates of the amount and timing of other tax liabilities for years under examination. The Company believes that adequate amounts for tax have been provided for any final assessments that may result from these examinations.

      The valuation allowance decreased by $90.9 million in 2001, increased by $150.7 million in 2000 and decreased by $9.2 million in 1999. As of December 31, 2001 the Company has provided a valuation allowance on certain deferred tax assets that has two main components. Approximately $11.6 million of the valuation allowance relates to the tax benefits of certain assets acquired with the acquisition of NSMG and will be credited to goodwill when realized. The Company has also provided $59.8 million of valuation allowance that relates to certain of its deferred tax assets because of uncertainty regarding their realizability due to the expectation of future employee stock option activity. When recognized, most of the tax benefit of these deferred tax assets will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

      As of December 31, 2001, the Company had federal tax loss carryforwards of approximately $34.9 million and federal tax credit carryforwards of approximately $21.3 million. The federal tax loss carryforwards will expire in 2002 through 2009, and the federal tax credit carryforwards will expire in 2003 through 2021, if not utilized. The Company had state tax loss carryforwards of approximately $77.7 million and state tax credit carryforwards of approximately $18.9 million. The state tax loss carryforwards will expire in 2002 through 2009, and of the state tax credit carryforwards $3.4 million will expire in 2002 through 2007, if not utilized, and $15.5 million may be carried forward indefinitely. Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. In addition, the Company had foreign net operating loss carryforwards of approximately $270.0 million that may be carried forward indefinitely.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2001, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Note 16. Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Numerator:
Net loss	$(651,362)	$(619,792)	$(502,958)
Denominator:
Denominator for basic net loss per share — weighted-average shares	399,016	400,034	316,892
Potential common shares	—	—	—

Denominator for diluted net loss per share	399,016	400,034	316,892

Basic and diluted net loss per share	$(1.63)	$(1.55)	$(1.59)

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

	2001	2000	1999

Employee stock options outstanding	59,621	54,817	54,422
5.25% convertible subordinated notes	6,749	6,753	10,465
1.856% convertible subordinated notes	12,981	12,982	13,010

      The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for December 31, 2001, 2000 and 1999 are $45.09, $41.73 and $10.28 per share, respectively.

Note 17. Segment Information

      The Company operates in one segment, data availability solutions. The Company’s products and services are sold throughout the world, through OEM, direct sales channels and indirect sales channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the geographic regions of the segment and does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company’s storage products or services.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Geographic information (in thousands):

	Years Ended December 31,

	2001	2000	1999

User license fees(1):
United States	$759,923	$733,729	$372,485
Europe(2)	238,076	175,945	94,986
Other(3)	112,401	77,689	30,543

Total	$1,110,400	$987,363	$498,014

Services(1):
United States	$302,256	$179,185	$78,756
Europe(2)	56,807	31,646	15,450
Other(3)	22,878	9,134	3,892

Total	$381,941	$219,965	$98,098

Total net revenue	$1,492,341	$1,207,328	$596,112

	As of December 31,

	2001	2000	1999

Long-lived assets(4):
United States	$1,592,060	$2,423,292	$3,289,545
Europe(2)	33,945	22,212	11,918
Other(3)	12,294	8,205	2,244

Total	$1,638,299	$2,453,709	$3,303,707

(1)	License and service revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. Reconciliation to total assets reported (in thousands):

	As of December 31,

	2001	2000

Total long-lived assets	$1,638,299	$2,453,709
Other assets, including current	2,160,314	1,629,125

Total consolidated assets	$3,798,613	$4,082,834

      No customer represented 10% or more of the Company’s net revenue in 2001, 2000 or 1999.

      User license fees information (in thousands):

      The Company markets and distributes its software products both as individual software products and as integrated products suites, also referred to as application solutions. The Company derives our user license fees from the sale of its core technologies, including data protection and file system and volume management products, from its emerging technologies, including cluster and replication and SAN products and from its application solutions, which include technologies from both its core and emerging technologies. The user license fees from its core technologies were $951,426 in 2001, $848,381 in 2000 and $443,551 in 1999. The user license fees from its emerging technologies were $158,974 in 2001, $138,982 in 2000 and $54,463 in 1999.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The user license fees from its application solutions, as stand-alone products, were $228.1 million in 2001, $249.9 million in 2000 and $107.1 million in 1999. The user license fees generated by application solutions are allocated between core technology products and emerging technology products.

Note 18. Related Party Transactions

      In 1999, the Company paid $6.7 million in service fees related to the acquisition of NSMG to Donaldson, Lufkin & Jenrette (“DLJ”), a company affiliated with a director of the Company until February 1999. The Company had no outstanding receivable or payable balance with DLJ at December 31, 2001.

      In 2001, the Company accelerated the vesting of certain stock options held by its former chief executive officer and chairman of the board, resulting in a one-time stock-based compensation charge of $8.1 million.

      Certain of the Company’s customers are also its suppliers. Occasionally, in the normal course of business, the Company has purchased goods or services for its operations from these suppliers at or about the same time the Company has licensed its software to them. These transactions are separately negotiated and recorded at terms the Company considers to be arm’s-length.

Note 19. Subsequent Events

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps (“interest rate swaps”) for the purpose of hedging variable interest rate debt of its built-to-suit lease agreements. Under the terms of the interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payment based on the 3-month LIBOR. The interest rate swaps settles the first day of January, April, July and October until expiration. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to interest rate fluctuations. As the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the built-to-suit lease agreements.

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors

VERITAS Software Corporation

      We have audited the accompanying consolidated balance sheet of VERITAS Software Corporation and subsidiaries as of December 31, 2001 and the related consolidated statement of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California

January 25, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors

VERITAS Software Corporation

      We have audited the accompanying consolidated balance sheet of VERITAS Software Corporation as of December 31, 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation at December 31, 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

January 23, 2001

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Provision
	Balance at	From	Charged to
	Beginning	Businesses	Operating		Balance at
	of Year	Acquired	Expenses	Deductions(1)	End of Year

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	$7,810	$220	$5,136	$550	$12,616
Year ended December 31, 2000	$5,693	$—	$4,585	$2,468	$7,810
Year ended December 31, 1999	$2,572	$1,477	$2,425	$781	$5,693

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.61*	Separation Agreement dated November 27, 2001 by and between VERITAS Software Corporation and Mark Leslie				X
10.62*	VERITAS 2002 Executive Officer Compensation Plan				X
10.63*	Form of VERITAS 2002 VP Performance-based Employee Incentive Bonus Plan				X
21.01	Subsidiaries of the Registrant				X
23.01	Consent of Independent Auditors				X
23.02	Consent of Independent Auditors				X

*	Management contract, compensatory plan or arrangement.