Form 10-Q
period 2002-03-31
VERITAS SOFTWARE CORP /DE/
filed 2002-05-14
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares of the registrant’s common stock outstanding as of April 30, 2002 was 409.2 million shares.

VERITAS SOFTWARE CORPORATION

INDEX

		Page

PART I: FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
PART II: OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	41
Signature		42

PART I:     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$899,389	$538,419
Short-term investments	1,014,968	1,156,441
Accounts receivable, net of allowance for doubtful accounts of $11,946 at March 31, 2002 and $12,616 at December 31, 2001.	124,974	176,635
Deferred income taxes	124,374	124,527
Other current assets	59,360	66,466

Total current assets	2,223,065	2,062,488
Property and equipment, net	216,791	225,763
Other intangibles, net	174,263	209,722
Goodwill, net	1,202,814	1,202,814
Other non-current assets	55,458	52,451
Deferred income taxes	58,530	45,375

Total assets	$3,930,921	$3,798,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,226	$32,244
Accrued compensation and benefits	62,005	89,637
Accrued acquisition and restructuring costs	12,058	12,093
Other accrued liabilities	75,846	80,833
Income taxes payable	80,881	63,735
Deferred revenue	273,955	239,110

Total current liabilities	537,971	517,652
Convertible subordinated notes	447,878	444,408
Deferred and other income taxes	113,100	113,100

Total liabilities	1,098,949	1,075,160
Stockholders’ equity:
Common stock	427	423
Additional paid-in capital	6,296,629	6,228,914
Accumulated deficit	(1,759,062)	(1,803,528)
Accumulated other comprehensive loss	(3,958)	(292)
Treasury stock, at cost; 18,675 shares at March 31, 2002 and at December 31, 2001.	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,831,972	2,723,453

Total liabilities and stockholders’ equity	$3,930,921	$3,798,613

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Net revenue:
User license fees	$259,711	$309,017
Services	110,738	78,424

Total net revenue	370,449	387,441
Cost of revenue:
User license fees	9,194	10,668
Services	41,155	31,670
Amortization of developed technology	16,903	15,791

Total cost of revenue	67,252	58,129

Gross profit	303,197	329,312
Operating expenses:
Selling and marketing	126,963	142,805
Research and development	65,184	56,225
General and administrative	33,113	25,904
Amortization of other intangibles	18,016	18,046
Amortization of goodwill	—	203,180

Total operating expenses	243,276	446,160

Income (loss) from operations	59,921	(116,848)
Interest and other income, net	13,153	18,628
Interest expense	(7,921)	(6,969)

Income (loss) before income taxes	65,153	(105,189)
Provision for income taxes	20,687	50,909

Net income (loss)	$44,466	$(156,098)

Net income (loss) per share — basic	$0.11	$(0.40)

Number of shares used in computing per share amounts — basic	406,086	394,829

Net income (loss) per share — diluted	$0.11	$(0.40)

Number of shares used in computing per share amounts — diluted	421,709	394,829

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$44,466	$(156,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,809	19,633
Amortization of other intangibles	18,016	18,046
Amortization of goodwill	—	203,180
Amortization of developed technology	16,903	15,791
Amortization of original issue discount on convertible notes	3,970	3,538
Provision for doubtful accounts	(670)	(1,180)
Tax benefits from stock plans	15,920	63,341
Deferred income taxes	(13,120)	(13,482)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	52,331	24,492
Other assets	3,510	761
Accounts payable	982	(735)
Accrued compensation and benefits	(27,632)	(14,204)
Accrued acquisition and restructuring costs	(35)	(25,970)
Other accrued liabilities	2,280	(13,471)
Income taxes payable	17,146	(528)
Deferred revenue	34,845	14,126

Net cash provided by operating activities	193,721	137,240
Cash flows from investing activities:
Purchases of investments	(299,369)	(222,410)
Sales and maturities of investments	435,659	237,493
Purchases of property and equipment	(15,297)	(35,898)
Business acquisitions	—	(21,000)
Strategic investments in businesses	—	(8,100)
Payments made for 2001 businesses acquisitions	(7,267)	—

Net cash provided by (used for) investing activities	113,726	(49,915)
Cash flows from financing activities:
Proceeds from issuance of common stock	51,299	36,879

Net cash provided by financing activities	51,299	36,879
Effect of exchange rate changes	2,224	(46)

Net increase in cash and cash equivalents	360,970	124,158
Cash and cash equivalents at beginning of period	538,419	886,558

Cash and cash equivalents at end of period	$899,389	$1,010,716

Supplemental disclosures:
Cash paid for interest	$4,312	$4,312
Cash paid for income taxes	$3,273	$1,379
Supplemental schedule of non-cash financing transactions:
Issuance of common stock for conversion of notes	$500	$61

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in VERITAS Software Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

4.     Change in Accounting Principals

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standard, or SFAS, 142, Goodwill and Other Intangible Assets, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the Financial Accounting Standards Board, or FASB, staff issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“Topic D-103”).

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company expects to complete the transitional goodwill impairment test by June 30, 2002. The Company does not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

      SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      Topic D-103 requires companies to record certain reimbursements received for out-of-pocket expenses as revenue instead of an offset to the related expense. Upon application of Topic D-103, comparative financial statements for prior periods must be reclassified to comply with the guidance in this announcement. The

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of Topic D-103 did not have a material impact on the Company’s financial position, results of operations or cash flows, and as a result, the Company did not reclassify prior period results.

5.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Numerator:
Net income (loss)	$44,466	$(156,098)

Denominator:
Denominator for basic net income (loss) per share — weighted-average shares outstanding	406,086	394,829
Potential common shares	15,623	—

Denominator for diluted net income (loss) per share	421,709	394,829

Basic net income (loss) per share	$0.11	$(0.40)

Diluted net income (loss) per share	$0.11	$(0.40)

      For the three months ended March 31, 2002, potential common shares consist of employee stock options using the treasury method and do not include shares issuable upon conversion of the outstanding 5.25% convertible subordinated notes or shares issuable upon conversion of the outstanding 1.856% convertible subordinated notes, as their effect would be anti-dilutive. Additionally, for the three months ended March 31, 2001, potential common shares do not include employee stock options outstanding as their effect would be antidilutive. The following table sets forth the potential common shares that were excluded from the net income (loss) per share computations (in thousands):

	Three Months
	Ended
	March 31,

	2002	2001

Employee stock options outstanding(1)	20,727	52,864
5.25% convertible subordinated notes	6,695	6,748
1.856% convertible subordinated notes	12,981	12,982

(1)	At March 31, 2002, 20,727 employee stock options were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the period, and therefore the effect is anti-dilutive. At March 31, 2001, 52,864 employee stock options were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

      The weighted average exercise price of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three months ended March 31, 2002 was $90.95 per share. The weighted average exercise price of all employee stock options outstanding for the three months ended March 31, 2001 was $44.84 per share.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. As a result, the Company will no longer amortize goodwill, but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	March 31, 2002 and December 31, 2001

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Goodwill	$3,293,744	$2,090,930	$1,202,814

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$258,027	$176,328	$81,699
Distribution channels	234,800	166,317	68,483
Trademarks	24,350	17,246	7,104
Other intangible assets	29,700	20,604	9,096

Intangibles related to business acquisitions	546,877	380,495	166,382
Convertible subordinated notes issuance costs	14,506	6,625	7,881

Total other intangibles assets	$561,383	$387,120	$174,263

	December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$258,027	$159,425	$98,602
Distribution channels	234,800	151,642	83,158
Trademarks	24,350	15,724	8,626
Other intangible assets	29,700	18,726	10,974

Intangibles related to business acquisitions	546,877	345,517	201,360
Convertible subordinated notes issuance costs	14,506	6,144	8,362

Total other intangibles assets	$561,383	$351,661	$209,722

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Goodwill	$—	$203,180
Developed technology	16,903	15,791
Distribution channels	14,675	14,675
Trademarks	1,522	1,522
Other intangible assets	1,819	1,849

Total amortization	$34,919	$237,017

      The total expected future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future
Year	Amortization

2002	$104,899
2003	60,238
2004	1,245

Total	$166,382

      The adjusted net income per share excluding amortization of goodwill is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$44,466	$(156,098)
Add back:
Amortization of goodwill	—	203,180

Adjusted net income	$44,466	$47,082

Basic and diluted net income (loss) per share	$0.11	$(0.40)
Add back:
Amortization of goodwill	—	0.51

Adjusted basic and diluted net income per share	$0.11	$0.11

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Comprehensive Income (Loss)

      The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$44,466	$(156,098)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	733	(46)
Derivative financial instrument adjustments	1,491	847
Unrealized loss on marketable securities	(5,890)	(2,096)

Comprehensive income (loss)	$40,800	$(157,393)

      The components of accumulated other comprehensive loss are (in thousands):

	March 31,	December 31,
	2002	2001

Foreign currency translation adjustments	$(8,096)	$(8,829)
Derivative financial instrument adjustments	3,837	2,346
Unrealized gain on marketable securities	301	6,191

Accumulated other comprehensive loss	$(3,958)	$(292)

8.     Derivative Financial Instruments

      In September 2000, the Company entered into a three-year cross currency interest rate swap transaction (“swap”) for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of March 31, 2002, eighteen monthly payments of $4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at March 31, 2002 was $2.4 million. As a result of entering into the swap, the Company has mitigated its exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of March 31, 2002 the impact of these fluctuations was not significant. This hedge was deemed to be perfectly effective as of March 31, 2002.

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging variable interest rate debt of its build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on a stated fixed rate and will receive interest payments based on the 3-month London Inter Bank Offer Rate (“LIBOR”). The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If the Company’s credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered perfectly effective with all changes in the fair value included in other comprehensive income. If the Company’s credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of March 31, 2002, the fair value of the interest rate swaps was $0.9 million. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements.

9.     Segment Information

      The Company operates in one segment, storage software solutions. The Company’s products and services are sold throughout the world, through original equipment manufacturers, direct sales channels and indirect sales channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the geographic regions of the segment and does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company’s storage software products or services.

      Geographic information (in thousands):

	Three Months Ended
	March 31,

	2002	2001

User license fees(1):
United States	$168,389	$221,038
Europe(2)	60,236	63,044
Other(3)	31,086	24,935

Total	259,711	309,017

Services(1):
United States	86,742	63,937
Europe(2)	17,707	9,559
Other(3)	6,289	4,928

Total	110,738	78,424

Total net revenue	$370,449	$387,441

	March 31,	December 31,
	2002	2001

Long-lived assets(4):
United States	$1,546,737	$1,592,060
Europe(2)	35,602	33,945
Other(3)	11,529	12,294

Total	$1,593,868	$1,638,299

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS 131, such as deferred income taxes. Reconciliation to total assets reported (in thousands):

	March 31,	December 31,
	2002	2001

Total long-lived assets	$1,593,868	$1,638,299
Other assets, including current	2,337,053	2,160,314

Total consolidated assets	$3,930,921	$3,798,613

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No customer represented 10% or more of the Company’s net revenue for each of the three months ended March 31, 2002 or 2001.

      User license fees information:

      The Company markets and distributes its software products both as individual software products and as integrated product suites, also referred to as application solutions. The Company derives its user license fees from the sale of its core technologies, including data protection and file system and volume management products, from its emerging technologies, including cluster and replication and SAN products, and from its application solutions, which include technologies from both its core and emerging technologies. User license fees from core technologies were $225.8 million for the three months ended March 31, 2002 and $258.3 million for the three months ended March 31, 2001. User license fees from emerging technologies were $33.9 million for the three months ended March 31, 2002 and $50.7 million for the three months ended March 31, 2001.

      User license fees from application solutions, as stand-alone products, were $52.8 million for the three months ended March 31, 2002 and $71.4 million for the three months ended March 31, 2001. User license fees generated by application solutions are allocated between core technology products and emerging technology products.

10.     Credit Facility

      During 2001, the Company extended and amended the terms of its $50.0 million unsecured credit facility, which it holds with a syndicate of financial institutions. At March 31, 2002, no amount was outstanding and the credit facility is due to expire in September 2002. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to the Company’s compliance with financial and other covenants. The credit agreement requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of March 31, 2002.

      During the first quarter of 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($7.5 million USD). At March 31, 2002, no amount was outstanding. The short-term credit facility is due to expire March 11, 2003. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offer Rate (“TIBOR”) plus 0.5%. There are no covenants on the credit facility and the loan has been guaranteed by VERITAS Software Global Corporation, a wholly-owned subsidiary of the Company.

11.     Commitments and Contingencies

Facilities Lease Commitments

      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively. The development and acquisition of the properties have been financed by a third party through financial institutions. The Company has accounted for these agreements as operating leases in accordance with SFAS 13, Accounting for Leases, as amended.

      During 2001, the Company amended its existing lease agreement, originally signed in 1999, for new corporate campus facilities in Mountain View, California. The facilities of 425,000 square feet provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and facilities) for the termination value of $145.5 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company occupies these facilities

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and began making lease payments in the second quarter of 2001. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001, the Company amended its existing lease agreement, originally signed in 2000, for its facilities in Roseville, Minnesota. The Company improved and expanded its existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in 2001. The facilities provide space for technical support and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and facilities) for the termination value of $41.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $35.1 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company now occupies these facilities and began making lease payments in 2001. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001, the Company amended its existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plans to develop the site in two phases, with the first phase of 466,000 square feet to be completed in the fourth quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and first phase facilities) for the termination value of $243.0 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company anticipates beginning the lease payments in the third quarter of 2002 for the first phase and to commence occupying the new campus facilities in the fourth quarter of 2002. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. The Company is currently analyzing its construction schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

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

      The three lease agreements listed above require that the Company maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which the Company was in compliance with as of March 31, 2002. In addition, all the properties covered by the leases are subject to a deed of trust in favor of the lessor in order to secure the Company’s obligations under the leases.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which involve numerous risks and uncertainties. These forward-looking statements including effects of business combinations and acquisitions, new and critical accounting policies, products and services revenue, revenue mix, products and services gross margin, expense and amortization estimates, liquidity, and commitments. In some cases, forward-looking statements are identified by word such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. In addition, these forward-looking statements include statements regarding our expectations, beliefs, plans, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. The actual results that we achieve may differ materially from those anticipated by any forward-looking statement due to risks and uncertainties including those described below under “Factors That May Affect Future Results.”

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

      We derive user license fee revenue from shipments of our software products to end-user customers through a combination of original equipment manufacturers, direct sales channels and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators. Some original equipment manufacturers incorporate our products into their products, some bundle our products with their products and some license our products to third parties as optional products. In general, we receive a user license fee for each sublicense of our products granted by an original equipment manufacturer to its customer.

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

International Sales and Operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 31% of our total revenue for the three months ended March 31, 2002 and 26% of our total revenue for the three months ended March 31, 2001. Our international revenue increased 13% from $102.5 million for the three months ended March 31, 2001 to $115.3 million for the three months ended March 31, 2002. User license and service revenue is attributed to geographic regions based on location of our customers.

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

      Acquisition-related costs are summarized below (in millions):

Direct
Transaction
Costs

Provision accrued at acquisition date	$40.0
Cash payments	(8.6)

Balance at December 31, 2000.	31.4
Cash payments	(26.0)
Reversals	(5.0)

Balance at December 31, 2001.	0.4
Cash payments	—

Balance at March 31, 2002.	$0.4

      In 2001, we reversed $5.0 million of attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate stockholders that was paid by SAC. We anticipate that the remaining $0.4 million of accrued acquisition-related costs will be paid in 2002.

      For the three months ended March 31, 2002 and 2001, the transaction had no impact on our consolidated statement of operations. For the three months ended March 31, 2002 the decrease of approximately 18.7 million shares of our common stock outstanding on the number of shares used in computing the net income per share resulted in an incremental basic and diluted net gain per share of $0.01. For the three months ended March 31, 2001 the transaction resulted in an incremental basic and diluted net loss per share of $0.02.

      As of March 31, 2002 and December 31, 2001, the transaction had impacts on our consolidated balance sheet. The impact on our assets and liabilities as of March 31, 2002 and December 31, 2001 were as follows:

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

      As of March 31, 2002 and December 31, 2001, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and related to certain tax liabilities that we expect to pay after the merger. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations.

Business Combinations

      As of March 31, 2002, as a result of the acquisition of Network & Storage Management Group business of Seagate Software, Inc. (“NSMG”) in 1999 and three acquisitions of privately-held companies in 2001, we had the following acquisition-related accruals(in millions):

		2001
	NSMG	Acquisitions	Total

Provision accrued at acquisition date	$43.4	$—	$43.4
Cash payments	(19.5)	—	(19.5)
Non-cash charges	(11.7)	—	(11.7)

Balance at December 31, 1999.	12.2	—	12.2
Cash payments	(4.7)	—	(4.7)

Balance at December 31, 2000.	7.5	—	7.5
Provision accrued at acquisition date	—	1.9	1.9
Cash payments	(1.2)	(1.1)	(2.3)

Balance at December 31, 2001.	6.3	0.8	7.1
Cash payments	—	(0.3)	(0.3)

Balance at March 31, 2002.	$6.3	$0.5	$6.8

      The remaining acquisition-related costs accrual of $6.8 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

      In addition, we recorded restructuring charges related to the NSMG acquisition. This restructuring charge consisted of cancellation of facilities leases and other contracts, involuntary termination benefits relating to the salary and fringe benefit expense for terminated employees in research and development, and write-off of redundant equipment and leasehold improvements.

      Restructuring costs are summarized below (in millions):

			Write-off of
	Cancellation of		Redundant Equipment
	Facilities Leases and	Involuntary	and Leasehold
	Other Contracts	Termination Benefits	Improvements	Total

Provision accrued at acquisition date	$8.8	$1.3	$0.9	$11.0
Cash payments	—	(0.9)	—	(0.9)
Non-cash charges	—	—	(0.9)	(0.9)

Balance at December 31, 1999.	8.8	0.4	—	9.2
Cash payments	(0.2)	—	—	(0.2)
Reversals	(3.9)	(0.4)	—	(4.3)

Balance at December 31, 2000.	4.7	—	—	4.7
Cash payments	—	—	—	—

Balance at December 31, 2001.	4.7	—	—	4.7
Cash payments	—	—	—	—

Balance at March 31, 2002.	$4.7	$—	$—	$4.7

      We anticipate that the remaining restructuring charge accrual of $4.7 million will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through 2012.

Accounting Pronouncements Affecting the Accounting Treatment of Previous Business Combinations

      For the three months ended March 31, 2001, we incurred net losses due to the amortization of developed technology, goodwill and other intangibles mainly related to the acquisitions of NSMG, TeleBackup Systems, Inc. (“TeleBackup”) and NuView Inc., (“NuView”) in 1999. On January 1, 2002, upon adoption of SFAS 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles have changed. Because of this change, we no longer amortize goodwill related to business combinations and as a result we became profitable in the three months ended March 31, 2002. Refer to the “New Accounting Pronouncements” section in this Item 2 for a discussion on the impacts of the adoption of SFAS 142 on our financial statements.

Critical Accounting Policies

      We believe that several accounting policies are critical to understanding our historical and future performance, as these policies affect reported revenue and other significant areas that involve management’s judgments and estimates. These significant accounting policies are:

•	Revenue recognition;

•	Impairment of goodwill;

•	Impairment of long-lived assets;

•	Accounting for income taxes; and

•	Impairment of strategic investments.

These policies, and our procedures related to these policies, are described in detail below and under specific areas within the discussion and analysis of our financial condition and result of operations. In addition, please refer to the notes to the consolidated financial statements in our Form 10-K for further discussion of our accounting policies.

Revenue Recognition

      We derive revenue from primarily two sources: software licenses and services. Service revenue includes contracts for software maintenance and technical support, consulting and training.

      We apply the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations to all transactions to recognize revenue.

      We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately. For non-site license software arrangements, we use historical renewal rates to determine the price for maintenance and technical support and for site license software arrangements, we use the stated renewal rate generally included in the arrangement.

      The elements of a typical software arrangement include software licenses, software media and maintenance. Some arrangements include training and consulting. Software licenses are sold as site licenses or on a per copy basis. Site licenses give the customer the right to copy the software on a limited or unlimited basis during a specified term.

      Maintenance includes updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches. Maintenance revenue is recognized ratably over the maintenance term. Training consists of courses taught by our instructors at our facility or at the customer’s site. Various courses are offered that are specific to the licensed products. Training fees are based on a per course basis and revenue is recognized when the customer has completed the course. Consulting consists primarily of product installation, which does not involve customization of the software. Installation services provided by us are not mandatory. Installation can be performed by the customer, a third party or us. Consulting fees are based on a daily rate.

      We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have to allocate revenue to maintenance, training and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery of the software license and media using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term. Revenue for consulting and training is recognized as the services are performed.

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

      The Vendor’s Fee is Fixed or Determinable. The fees our customers pay for our products are negotiated at the outset of an arrangement, and are generally based on the specific volume of product to be delivered. Therefore, except in cases in which we grant extended payment terms to a specific customer, the fees are considered to be fixed or determinable at the inception of the arrangement. Arrangements with payment terms extending beyond 90 days from the invoice date are not considered to be fixed or determinable. Revenue from such arrangements is recognized as the fees become due and payable.

      Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. We typically sell to customers with whom we have a history of successful collection. New customers are subject to a credit review process that evaluates the customer’s financial position and ultimately its ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

      Additionally, we generally recognize revenue from licensing of software products through our indirect sales channel when the reseller, value added reseller, hardware distributor, application software vendor or system integrator sells the software products to its customers. For licensing of our software to original equipment manufacturers, royalty revenue is recognized when the original equipment manufacturer reports to us the sale of software to an end user customer. In addition to license royalties, some original equipment manufacturers pay an annual flat fee and/or support royalties for the right to sell maintenance to the end user. We recognize revenue from original equipment manufacturer fees and/or support royalties ratably over the term of the support agreement.

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, we defer the revenue and recognize it upon acceptance, except for government contracts, as acceptance terms are standard. Acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

     Impairment of Goodwill

      Starting on January 1, 2002, we no longer amortize goodwill. Instead, we test it for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets.

      In connection with SFAS 142’s transitional goodwill impairment test, we perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002 in a two-step process as follows:

      Step 1. We will identify our reporting units and determine the carrying amount of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we will perform the second step of the transitional impairment test. If the reporting unit’s fair value exceeds its carrying value, no further work is needed.

      Step 2. We will compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. The implied fair value and the carrying amount would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

      We expect to complete the transitional goodwill impairment test by June 30, 2002. We do not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

      Subsequent to the transitional goodwill impairment test, we will review our goodwill for impairment at least once a year, at the same time every year, or when an event or a change in facts and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in facts and circumstances that we consider as impairment indicators include the following:

•	significant underperformance of our business relative to expected operating results;

•	significant adverse economic and industry trends;

•	significant adverse legal action;

•	loss of key personnel; and

•	expectations that a reporting unit will be sold or otherwise disposed of.

      The goodwill impairment test, very similar to the transitional goodwill impairment test above, will consist of the two-step process as follows:

      Step 1. We will compare the fair value of our reporting units to their carrying amount, including the existing goodwill and intangible assets. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we will perform the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further work is needed.

      Step 2. We will compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

      We have not yet determined the date of the annual goodwill impairment test.

Impairment of Long-Lived Assets

      We review our long-lived assets, including property and equipment and other intangibles, for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. Events or changes in facts and circumstances that we consider as impairment indicators include the following:

•	significant adverse change in our business that could affect the value of the asset;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	significant change in the extent that we use an asset or changes in the manner that we use it; and

•	significant changes to the asset since we acquired it.

      When we determine that one or more impairment indicators are present, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

      As of March 31, 2002, we had not recorded an impairment loss on our long-lived assets. We do not expect to record an impairment loss on these assets in the near future.

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as reserves and accruals not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of March 31, 2002, we determined the valuation allowance to be $71.4 million based upon uncertainties related to our ability to recover two main components of our deferred tax assets. These two components are tax benefits of certain assets acquired in the NSMG acquisition and tax benefits from employee stock option activity.

      Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it will have a material impact on our financial statements.

Impairment of Strategic Investments

      We hold investments in common and preferred stock of publicly traded and privately-held companies. We make investments in development-stage companies that we believe provide us with strategic opportunities, access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We review our strategic investments quarterly to determine if there has been a decline in their fair value that is other than temporary. Elements we consider in our review include the following:

•	actual or up-coming rounds of financing of the investee, subsequent to our investment date;

•	cash position of the investee and its cash burn rate;

•	investee’s ability to obtain additional financing;

•	investee’s actual operating results compared to its forecasted results;

•	status of the investee’s product development and its competitive position;

•	investee’s management experience and employee headcount growths or reductions;

•	current industry and economic trends relevant to the business of the investee;

•	if privately-held, the market value of common stock of the investee’s publicly traded competitors; and

•	if publicly traded, the market value of the investee’s common stock.

      At March 31, 2002, we determined that the there was no impairment in our investments.

Results of Operations

      The following table sets forth the percentage of total net revenue represented by specified items from our condensed consolidated statement of operations for the three months ended March 31, 2002 and 2001, respectively, and the percentage changes between the comparable periods:

	Percentage of
	Total Net
	Revenue

			Period-to-Period
	Three Months		Percentage Change
	Ended
	March 31,		Three Months Ended
			March 31, 2002
	2002	2001	Compared to 2001

Net revenue:
User license fees	70%	80%	(16)%
Services	30	20	41

Total net revenue	100	100	(4)
Cost of revenue:
User license fees	2	3	(14)
Services	11	8	30
Amortization of developed technology	5	4	7

Total cost of revenue	18	15	16

Gross profit	82	85	(8)
Operating expenses:
Selling and marketing	34	37	(11)
Research and development	18	15	16
General and administrative	9	6	28
Amortization of other intangibles	5	5	—
Amortization of goodwill	—	52	(100)

Total operating expenses	66	115	(45)

Income (loss) from operations	16	(30)	(151)
Interest and other income, net	4	5	(29)
Interest expense	(2)	(2)	14

Income (loss) before income taxes	18	(27)	(162)
Provision for income taxes	6	13	(59)

Net income (loss)	12%	(40)%	(129)

Net Revenue

      Total net revenue decreased 4% from $387.4 million for the three months ended March 31, 2001 to $370.4 million for the three months ended March 31, 2002. We believe that the percentage decrease in total revenue experienced in this period is not necessarily indicative of future results. We expect total net revenue to decrease in the second quarter of 2002 compared to the first quarter of 2002. Our revenue is comprised of user license fees and service revenue.

      User License Fees. User license fees decreased 16% from $309.0 million for the three months ended March 31, 2001 to $259.7 million for the three months ended March 31, 2002. The decrease was primarily due to weaker general economic conditions. In the second quarter of 2002, we expect user license fees to decrease.

      We market and distribute our software products both as individual software products and as integrated products suites, also referred to as application solutions. We derive our user license fees from the sale of our

22

core technologies, including data protection and file system and volume management products, from our emerging technologies, including cluster and replication and SAN products, and from our application solutions, which include technologies from both our core and emerging technologies. User license fees from our core technologies decreased 13% from $258.3 million for the three months ended March 31, 2001 to $225.8 million for the three months ended March 31, 2002. User license fees from our core technologies accounted for 87% of user license fees for the three months ended March 31, 2002 and 84% for the three months ended March 31, 2001 User license fees from our emerging technologies decreased 33% from $50.7 million for the three months ended March 31, 2001 to $33.9 million for the three months ended March 31, 2002. User license fees from our emerging technologies accounted for 13% of user license fees for the three months ended March 31, 2002 and 16% for the three months ended March 31, 2001.

      As a result of our research and development efforts to create additional integrated products suites and of our sales and marketing efforts to market and sell these integrated products suites, we expect user license fees from our application solutions to increase in dollars and as a percentage of total user license fees in the future. User license fees from our application solutions decreased 26% from $71.4 million for the three months ended March 31, 2001 to $52.8 million for the three months ended March 31, 2002. The user license fees generated by application solutions are allocated between core technology and emerging technology products. Most of our application solutions include a major component of emerging technologies. We also expect user license fees from our emerging technology products to increase in dollars and as a percentage of total user license fees in the future.

      In the first quarters of 2002 and 2001, we recorded a large volume of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees decreased 18% from $102.7 million for the three months ended March 31, 2001 to $83.8 million for the three months ended March 31, 2002.

      Our user license fees from original equipment manufacturers decreased 11% from $47.4 million for the three months ended March 31, 2001 to $41.9 million for the three months ended March 31, 2002. User license fees from original equipment manufacturers accounted for 16% of user license fees for the three months ended March 31, 2002, and 15% for the three months ended March 31, 2001.

      Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, from consulting and training services. Service revenue increased 41% from $78.4 million for the three months ended March 31, 2001 to $110.7 million for the three months ended March 31, 2002. The increase was primarily due to increased demand for our consulting services and a high renewal rate on our maintenance agreements. Service revenue represented 30% of total net revenue for the three months ended March 31, 2002. In the second quarter of 2002, we expect service revenue to continue to increase in absolute dollars.

Cost of Revenue

      Cost of revenue increased 16% from $58.1 million for the three months ended March 31, 2001 to $67.3 million for the three months ended March 31, 2002. Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service revenue varies depending upon the mix of maintenance, technical support, consulting and training services. We expect gross margin to fluctuate in the future, reflecting this mix and the timing differences between increasing our organizational investments and the recognition of revenue that we expect as a result of these investments.

      Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to the acquisitions of NSMG, TeleBackup and NuView in 1999. Cost of user license fees decreased slightly from $26.5 million for the three months ended March 31, 2001 to $26.1 million for the three months ended March 31, 2002. Gross margin on user license fees decreased from 91% for the three months ended March 31, 2001 to 90% for the three months ended March 31, 2002. The decrease in gross margin on user license fees was due to increased amortization of developed technology related to a 2001 business acquisition. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 97% for both of the three months ended March 31, 2002 and 2001. The gross margin on user license fees may vary from period to period based on the license revenue mix, because some products carry higher royalty rates than others. In the second quarter of 2002, we expect gross margin on user license fees to remain stable as a percentage of user license fee revenue.

      Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 30% from $31.7 million for the three months ended March 31, 2001 to $41.2 million for the three months ended March 31, 2002. Gross margin on service revenue increased from 60% for the three months ended March 31, 2001 to 63% for the three months ended March 31, 2002. The gross margin improvement for the three months ended March 31, 2002 was the result of increased productivity and higher service revenue growth due to maintenance and technical support fees from a larger installed customer base. In the second quarter of 2002, we expect the costs of service revenue to continue to increase in absolute dollars and we expect the gross margin on service revenue to remain stable as a percentage of service revenue.

      Amortization of Developed Technology. Amortization of developed technology increased 7% from $15.8 million for the three months ended March 31, 2001 to $16.9 million for the three months ended March 31, 2002. These amounts mainly represent the amortization of the developed technology recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The increase in 2002 relates to an acquisition that occurred in the fourth quarter of 2001. The useful life of the developed technology acquired is two to four years and we expect the amortization to be approximately $16.9 million per quarter through the first quarter of 2003.

Operating Expenses

      Total operating expenses decreased 45% from $446.2 million for the three months ended March 31, 2001 to $243.3 million for the three months ended March 31, 2002. We believe that the percentage decrease in total operating expenses in this period is not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, and amortization of goodwill and other intangibles.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses decreased 11% from $142.8 million for the three months ended March 31, 2001 to $127.0 million for the three months ended March 31, 2002. The decrease in absolute dollars for the three months ended March 31, 2002 was primarily attributable to decreased sales commissions and, to a lesser extent, decreased advertising and promotion costs. As a percentage of net revenue, selling and marketing expenses decreased from 37% for the three months ended March 31, 2001 to 34% for the three months ended March 31, 2002. In the second quarter of 2002, we intend to continue to maintain our investments in sales and marketing and accordingly, we expect our selling and marketing expenses to remain consistent in absolute dollars and to increase slightly as a percentage of total net revenue.

      Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 16% from $56.2 million for the three months ended March 31, 2001 to $65.2 million for the three months ended March 31, 2002. The increase in absolute dollars for the three months ended March 31, 2002 was due primarily to increased staffing levels associated with new hires and, to a lesser extent, costs associated with depreciation and amortization of new equipment purchased for expansion of development efforts for new technology. As a percentage of net revenue, research and development expenses increased from 15% for the three months ended March 31, 2001 to 18% for the three months ended March 31, 2002. We believe that a significant level of research and development investment is required for us to remain competitive. In the second quarter of 2002, we expect these expenses to continue to increase in absolute dollars and to increase slightly as a percentage of total net revenue. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development.

      General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 28% from $25.9 million for the three months ended March 31, 2001 to $33.1 million for the three months ended March 31, 2002. The increase in absolute dollars for the three months ended March 31, 2002 was primarily due to an increase in additional personnel costs, and to a lesser extent, expenses associated with outside services. As a percentage of net revenue, general and administrative expenses increased from 6% for the three months ended March 31, 2001 to 9% for the three months ended March 31, 2002. In the second quarter of 2002, we expect general and administrative expenses to increase in absolute dollars and to increase slightly as a percentage of total net revenue.

      Amortization of Other Intangibles. Amortization of other intangibles was $18.0 million for the three months ended March 31, 2001 and 2002. This amount mainly represents amortization of distribution channels, trademarks and other intangible assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of our other intangibles is two to four years. We expect the amortization related to other intangibles to be approximately $18.1 million per quarter through the first quarter of 2003.

      Amortization of Goodwill. Amortization of goodwill decreased from $203.2 million for the three months ended March 31, 2001 to zero for the three months ended March 31, 2002. Effective January 1, 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and other intangible assets determined to have an indefinite useful life are no longer amortized, but will continue to be evaluated for impairment in accordance with SFAS 142. Refer to the New Accounting Pronouncements section in this Item 2 for the impacts of the adoption of SFAS 142 on our financial statements.

      Interest and Other Income, Net. Interest and other income, net decreased from $18.6 million for the three months ended March 31, 2001 to $13.2 million for the three months ended March 31, 2002. The decrease was due to the fall in short-term interest rates in 2002. The decrease in short-term interest rates offset the interest income earned on the higher level of funds we had available for investment, which were generated primarily from the net cash provided by operating activities.

      Interest Expense. Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. Interest expense increased 14% from $7.0 million for the three months ended March 31, 2001 to $7.9 million for the three months ended March 31, 2002. The increase was due primarily to amortization of the original issue discount on the 1.856% convertible notes.

      Income Taxes. We had effective tax rates of positive 32% for the three months ended March 31, 2002, compared to negative 48% for the three months ended March 31, 2001. The change in the effective tax rate from negative in 2001 to positive in 2002 is due primarily to the effect of the amortization of goodwill, which is no longer expensed. Refer to the New Accounting Pronouncements section in this Item 2 for the impacts of the adoption of SFAS 142 on our financial statements. Our March 31, 2002 and 2001 effective tax rates differed from the combined federal and state statutory rates due primarily to differences attributable to acquisition-related charges that were non-deductible for tax purposes.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

      SFAS 141, effective in July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon adoption of SFAS 142 on January 1, 2002, we evaluated our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and made necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Also, we reassessed the useful lives and residual values of all intangible assets acquired, and made necessary amortization adjustments by March 31, 2002. No impairment or loss was recognized and the adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

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

      We expect to complete the transitional goodwill impairment test by June 30, 2002. We do not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded. The amortization of goodwill represented approximately $203.2 million per quarter prior to the adoption of SFAS 142. We do not believe that SFAS 142 will have a material impact on our financial position or cash flows. However, because of the implementation of SFAS 142 on January 1, 2002, we became profitable in the first quarter of 2002.

      In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121 and APB Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 established a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations or cash flows.

      In December 2001, the FASB staff issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred (“Topic D-103”). Topic D-103 requires companies to record certain reimbursements received for out-of-pocket expenses as revenue instead of an offset to the related expense. Upon application of Topic D-103, comparative financial statements for prior periods must be reclassified to comply with the guidance in this announcement. We adopted the provisions of Topic D-103 as of January 1, 2002. The adoption of Topic D-103 did not have a material impact on our financial position, results of operations or cash flows, and as a result, we did not reclassify prior period results.

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $1,914.4 million at March 31, 2002 and represented 75% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $1,694.9 million at December 31, 2001 and represented 71% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of money market funds, investment grade commercial paper, medium-term notes, corporate notes and bonds, government securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

      Operating activities provided cash of $193.7 million in the three months ended March 31, 2002, primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans, an increase in deferred revenue, an increase in income taxes payable and a decrease in accounts receivable. These elements were partially offset by a decrease in accrued compensation and benefits. Operating activities provided cash of $137.2 million for the three months ended March 31, 2001, primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, tax benefits from stock plans, a decrease in accounts receivable and an increase in deferred revenue. These elements were partially offset by decreases in accrued compensation and benefits, accrued restructuring and acquisition costs, and other accrued liabilities.

      Investing activities provided cash of $113.7 million in the three months ended March 31, 2002, due primarily to the net decrease in short-term investments of $136.3 million offset by purchases of property and equipment of $15.3 million and payments for 2001 business acquisitions of $7.3 million. Investing activities used cash of $49.9 million in the three months ended March 31, 2001 due primarily to purchases of property and equipment of $35.9 million and business acquisitions of $21.0 million.

      Financing activities provided cash of $51.3 million in the three months ended March 31, 2002, and $36.9 million in the three months ended March 31, 2001, arising primarily from the issuance of common stock under our employee stock plans.

Convertible Subordinated Notes

      In October 1997, we issued $100.0 million, aggregate principal amount at maturity, of 5.25% convertible subordinated notes due in 2004 (the “5.25% notes”), for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of March 31, 2002, a total principal amount of $36.0 million had been converted into approximately 3.7 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.0 million outstanding as of March 31, 2002, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due in 2006 (the “1.856% notes”) for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of March 31, 2002, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of March 31, 2002, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

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

Commitments

      During 2001, we extended and amended the terms of our $50.0 million unsecured credit facility, which we hold with a syndicate of financial institutions. At March 31, 2002, no amount was outstanding and the credit facility is due to expire in September 2002. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires that we maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of March 31, 2002.

      During the first quarter of 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($7.5 million USD). At March 31, 2002, no amount was outstanding. The short-term credit facility is due to expire March 11, 2003. Borrowings under the short-term credit facility bear interest at TIBOR plus 0.5%. There are no covenants on the credit facility and the loan has been guaranteed by VERITAS Software Global Corporation, our wholly-owned subsidiary.

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

      During 2001, we amended our existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. The facilities of 425,000 square feet provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $145.5 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We occupy these facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001, we amended our existing lease agreement, originally signed in 2000, for our facilities in Roseville, Minnesota. We improved and expanded our existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in 2001. The facilities provide space for technical support and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $41.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $35.1 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We now occupy these facilities and began making lease payments in 2001. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001, we amended our existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases, with the first phase of 466,000 square feet to be completed in the fourth quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and first phase facilities) for the termination value of $243.0 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $220.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We anticipate to begin the lease payments in the third quarter of 2002 for the first phase and to commence occupying the new campus facilities in the fourth quarter of 2002. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. We are currently analyzing our construction schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

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

      The three lease agreements listed above require that we maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of March 31, 2002. In addition, all the properties covered by the leases are subject to a deed of trust in favor of the lessor in order to secure our obligations under the leases.

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

Our revenue and revenue and earnings expectations may fluctuate, causing the market price of our securities to decline

      We may experience a shortfall in revenue in any given quarter or lower our published expectations about future revenue or earnings. Any such development could cause the market price of securities to fall substantially. Our revenue in general, and our license revenue in particular, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak or uncertain economic and industry conditions;

•	the possibility of a worsening of weak economic and industry conditions;

•	the timing and magnitude of sales through our original equipment manufacturer customers, including Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems;

•	the possibility that a slowdown in sales by our original equipment manufacturer customers could result in reduced demand for our products and services;

•	the unpredictability of the timing and magnitude of sales to the retail channel by our resellers and sales by our direct sales force, both of which tend to generate sales later in a quarter than original equipment manufacturer sales;

•	the timing of revenue recognition for sales of software products and services;

•	the introduction, timing and market acceptance of new products and services;

•	changes in data storage and networking technology or introduction of new operating system upgrades by our original equipment manufacturer customers, which could require us to modify our products and services or to develop new products or services;

•	the overall demand for our products and services, which is likely to be lower in weak or uncertain economic and industry conditions;

•	the relative growth rates of the Windows NT, UNIX and Linux markets;

•	the rate of adoption of storage area networks and network attached storage appliance technology and the timing and magnitude of sales of our storage area networking products and services that incorporate these;

•	the rate of adoption of network attached storage appliance technology and the timing and magnitude of sales of our network attached storage appliance products and services;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	changes in our pricing policies and distribution terms;

•	the timing and amount of revenue attributable to our end-user customers whose businesses are substantially dependent on the Internet or the telecommunications markets, whose ability to purchase our products may be adversely affected by their inability to raise additional capital or to meet their business objectives;

•	the possibility that our customers may defer purchases in anticipation of new products or product updates by us our by our competitors;

•	the possibility that our customers may cancel, defer or limit purchases as a result of the threat of terrorism or military actions taken by the United States or its allies in reaction to that threat; and

•	the possibility that air travel delays or cancellations and air travel restrictions imposed by many companies could adversely affect our licensing efforts or our services revenue, as they result in our inability to visit customer sites and result in our customers inability to visit our offices.

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

Our revenue may fluctuate because we depend on large orders from end-user customers for a significant portion of our revenue

      We depend on large orders from end-user customers, which entail lengthy sales cycles, for a significant portion of our revenue. Our revenue for a quarter could fluctuate significantly based on whether a large sale near the end of a quarter is completed or delayed. Sales to our end-user customers generally range in value from a few thousand to several million dollars. The effort to close these large sales is typically complex and lengthy. Therefore, our revenue for a given period is likely to be affected by the timing of these large orders, which makes it difficult for us to predict that revenue. In previous quarters, increases in revenue were partially attributable to a greater number of these large end-user transactions. This trend may not continue. For example, in the three months ended March 31, 2002, large end-user transactions contributed to our revenue to a lesser extent than they had in prior periods. Factors that could delay these large orders include:

•	time needed for end-user customers to evaluate our software;

•	customer budget restrictions or more lengthy approval processes, particularly in uncertain economic and industry conditions;

•	customer internal review and testing procedures; and

•	engineering work needed to integrate our software with customers’ systems.

Our business could be adversely affected if we fail to manage our growth effectively

      If we fail to manage our growth effectively, our business and operating results could be adversely affected, which could cause the market price of our securities to fall. We expect to continue to grow our operations domestically and internationally, and to increase our headcount. If we fail to manage this growth and our future anticipated growth, we may experience higher operating expenses, and we may be unable to meet the expectations of securities analysts or investors with respect to future operating results. To manage this growth we must:

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

To grow our business, we need to attract and retain qualified employees

      Our future growth and success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to manage employee performance or reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected. We need to hire additional sales, technical, and senior management personnel to support the planned expansion of our business and to meet the anticipated increased customer demand for our products and services. Competition for people with the skills we require is intense, particularly in the San Francisco Bay Area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. We cannot assure you that we will be successful in hiring or retaining new personnel.

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

      Original equipment manufacturers. A portion of our revenue comes from our original equipment manufacturer customers that incorporate our storage software into systems they sell. Risks associated with our original equipment manufacturer customers include:

•	we have no control over the shipping dates or volumes of systems they ship;

•	they have no obligation to recommend or offer our software products;

•	they have no minimum sales requirements and can terminate our relationship at any time;

•	a significant period of time may elapse before we realize any associated revenue, due to development work that we must generally undertake under the agreement with our original equipment manufacturer customers;

•	significant time may be needed for the sales and marketing organizations within these customers and distributors to become familiar with and gain confidence in our products;

•	they could choose to develop their own storage products and incorporate those products into their systems instead of our products;

•	they could develop enhancements to and derivative products from our products; and

•	they could change their own base products, which could make it difficult for us to adapt our products to theirs.

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

We face uncertainties in porting products to new operating systems and in developing new products

      Many of our products operate primarily on the UNIX computer operating system. We are currently redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. In addition, we entered into an agreement with IBM under which we will port our complete set of storage products to AIX/ Monterey for

IBM POWER PC and the Intel IA-64 processor-system. We may not be able to accomplish any of this work quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, our porting and development work for the Windows NT market has required us to hire additional personnel with expertise on these platforms and to devote engineering resources to these projects. For some operating systems, we must obtain from the owner of the operating system a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product line into other areas.

Sales of a small number of product lines make up a substantial portion of our revenue

      We derive and expect to derive a substantial majority of our revenue from a limited number of software products. For the three months ended March 31, 2002, we derived approximately $225.8 million, or 87%, of our user license fees from our core technologies, including data protection and file system and volume management products. If our customers do not continue to purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected.

We derive a significant amount of revenue from only a few customers

      Although for the three month periods ended March 31, 2002 and 2001, no single customer accounted for greater than 10% of our total net revenue, we typically derive significant revenue from a small number of customers, including our original equipment manufacturer customers. If any of these customers were to reduce purchases of products or services from us, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of these customers have recently announced that their own businesses are slowing, which could adversely affect their demand for our products and services. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

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

Our international sales and operations create special problems that could adversely affect our operating results

      An investment in our securities may be riskier than an investment in other businesses because we expect to derive an increasing percentage of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. As of March 31, 2002, we had approximately

1,030 employees in Europe, 750 employees in the Asia-Pacific region, and 120 employees in Japan. Our foreign operations are subject to risks, including:

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

      In the past, our integration of the operations of some acquired businesses took longer and was more difficult than we anticipated.

As a result of the Seagate Technology leveraged buyout and merger transaction, our subsidiary may be liable to third parties for liabilities resulting from Seagate’s operations before the transaction

      In November 2000, in the leveraged buyout and merger transaction involving us and Seagate Technology, Seagate Technology sold all of its operating assets to Suez Acquisition (Cayman) Company, and Seagate Technology became our subsidiary. As part of the transaction, Suez Acquisition Company assumed and agreed to indemnify our subsidiary and us for substantially all liabilities arising in connection with Seagate’s operations prior to the transaction. However, governmental organizations or other third parties may seek recourse against our subsidiary or us for these liabilities. Prior to the transaction, Seagate was a large, multinational enterprise that owned or leased facilities and offices in numerous states and foreign countries and employed over 60,000 people worldwide. As a result, our subsidiary could receive claims related to a wide range of possible liabilities. Some areas of potential liability include:

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

The Seagate merger consideration may be subject to recovery under fraudulent conveyance laws

      The leveraged buyout and merger transaction involving us and Seagate Technology may be subject to review under state or federal fraudulent transfer laws in the event that a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of Suez Acquisition Company or any of its affiliates. Under bankruptcy laws, a court could attempt to proceed against the consideration paid to Seagate’s stockholders in the merger, or direct that amounts deposited with the trustee administering the distributions of Seagate’s tax refunds and credits be held for the benefit of creditors. A court might take one or more of these actions if it determined that when the leveraged buyout was completed, Seagate’s operating assets were sold for less then fair value and at that time Seagate, Suez Acquisition Company and their affiliates:

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

We are incurring significant accounting charges in connection with our acquisitions that created net losses in the past and could create net losses in the future

      In 1999, we accounted for the acquisitions of NSMG, TeleBackup and NuView using the purchase method of accounting. As a result, we recorded goodwill and other intangible assets of approximately $3,754.9 million in 1999. For the three months ended March 31, 2001, we incurred net losses due to the amortization of goodwill and other intangibles related to these and other smaller acquisitions. On January 1, 2002, under SFAS 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles have changed. As a result, we no longer amortize goodwill related to business combinations but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. While we do not expect to record impairment charges, we cannot be sure that we will not have to record significant impairment charges in the future. For additional information on the impacts of the adoption of SFAS 142 on our financial statements, please refer to the “New Accounting Pronouncements” in this Item 2.

We have a significant amount of debt that we may be unable to service or repay

      In October 1997, we issued $100.0 million in aggregate principal amount at maturity of 5.25% convertible subordinated notes due 2004, of which $64.0 million was outstanding as of March 31, 2002. In August 1999, we issued $465.8 million in aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $383.9 million was outstanding as of March 31, 2002. As of March 31, 2002, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay our debts as they come due, we could be in default of those debts. For example, if we do not make timely payments, the notes could be declared immediately due and payable. Our substantial leverage could also increase our vulnerability to adverse economic and industry conditions because it makes it more difficult for us to raise capital if needed. In addition, any changes in accounting rules regarding our operating leases and built-to-suit facilities may affect our debt levels and operating expenses in the future.

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

Natural disasters or power outages could disrupt our business

      We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. Many of our operations are subject to these risks, particularly our operations located in California. We have previously experienced temporary power losses in our California facilities due to power shortages, which have disrupted our operations, and we may in the future experience additional power losses, which could disrupt our operations. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. A natural disaster or other unanticipated problem could adversely affect our business, including both our primary data center and other internal operations and our ability to communicate with our customers or sell our products over the Internet.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (“forward contracts”) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at March 31, 2002 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of March 31, 2002 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. All forward contracts mature in 30 days or less as of March 31, 2002 (dollars in thousands):

					Fair Market Value
	Local Currency				at March 31, 2002
	Contract Amount		Contract Amount		(US $)

Contracts to Sell US $
British pound	32,100.0	GBP	45,720.8	USD	339.5
Euro	67,366.0	EUR	58,977.1	USD	(52.0)
Swedish krona	17,849.0	SEK	1,976.8	USD	108.8
Contracts to Buy US $
Australian dollar	427.0	AUD	225.0	USD	(2.2)
Brazilian reals	4,000.0	BRL	1,687.8	USD	(34.2)
Japanese yen	622,858.0	JPY	4,696.7	USD	13.5
Mexican peso	19,140.0	MXN	2,111.7	USD	(10.3)
Contracts to Buy Euro €
Australian dollar	9,536.0	AUD	5,739.2	EUR	(56.0)
British pound	40,810.0	GBP	66,305.0	EUR	(591.8)
Hong Kong dollar	4,110.0	HKD	600.9	EUR	(1.5)
Japanese yen	1,131,885.0	JPY	9,743.8	EUR	13.2
South African rand	10,834.0	ZAR	1,072.2	EUR	(18.6)
UAE dirham	3,484.0	AED	1,082.8	EUR	(1.5)

Interest Rate Risk

      We are exposed to interest rate risk, primarily on our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, investment grade commercial paper, medium-term notes, corporate notes and bonds, government agency securities (taxable and non-taxable), asset-backed securities and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2002, approximately 67% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 56% of our investment portfolio matures less than 90 days from the date of purchase.

      Long-term debt of $447.9 million consists of our 5.25% notes of $64.0 million and our 1.856% notes of $383.9 million. The interest rate of 1.856% on the 1.856% notes, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

      The following table presents the amounts of our cash equivalents, investments and long-term debt, according to maturity date, that may be subject to interest rate risk and the average interest rates as of March 31, 2002 by year of maturity (dollars in thousands):

	2002 Amortized Cost

		Due in			2001
	Due in	2003 and		2002	Amortized
	2002	Thereafter	Total	Fair Value	Cost

Cash equivalents and short-term Investments:
Fixed rate	$1,141,732	$496,454	$1,638,186	$1,633,791	$477,833
Average fixed rate	2.39%	3.49%	2.72%	2.73%	5.72%
Variable rate	$187,475	—	$187,475	$187,475	$12,200
Average variable rate	1.94%	—	1.94%	1.94%	5.11%
Total cash equivalents and short-term investments:
Investments	$1,329,207	$496,454	$1,825,661	$1,821,266	$490,033
Average rate	2.33%	3.49%	3.93%	2.65%	5.70%
Long-term investments:
Fixed rate	—	—	—	—	$119,816
Average fixed rate	—	—	—	—	6.36%
Long-term debt:
Fixed rate	—	$447,878	$447,878	$895,434	$432,653
Average fixed rate	—	6.32%	6.32%	6.32%	6.31%

      In September 2000, we entered into a three-year cross currency interest rate swap for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of March 31, 2002, 18 monthly payments of €4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at March 31, 2002 was $2.4 million. As a result of entering into the swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because we are receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of March 31, 2002, the impact of these fluctuations was not significant. This hedge was deemed to be perfectly effective as of March 31, 2002.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging variable interest rate debt of our build-to-suit lease agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If our credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered perfectly effective with all changes in the fair value included in other comprehensive income. If our credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of March 31, 2002, the fair value of the interest rate swaps was $0.9 million. As a result of entering into the interest rate swaps, we have mitigated our exposure to interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of March 31, 2002, we held one marketable equity security, representing a total market value of $0.8 million. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by less than $0.1 million. If our marketable equity security investments as of March 31, 2002 had been valued using prices as of April 30, 2002, the value of these securities would have decreased by approximately $0.1 million, or 17%. This estimate is not necessarily indicative of future performance and actual results may differ materially.

      We also make investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that was other than temporary. For the three months ended March 31, 2002, we did not record any impairment losses on strategic investments. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

PART II:     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01	Lease Supplement No. 3 dated February 27, 2002 among Wells Fargo Bank Northwest, National Association as “Owner Trustee” and VERITAS Software Corporation				X
10.02	Agreement on Bank Transactions dated October 3, 2001 by and between VERITAS Software, KK and Fugi Bank and Guaranty by VERITAS Software Global Corporation, VERITAS Operating Corporation and VERITAS Software Corporation in favor of The Fugi Bank, Limited				X

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

1/30/02	5, 7	VERITAS announced financial results for its fourth quarter ended December 31, 2001 and included the press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002

VERITAS SOFTWARE CORPORATION

/s/ KENNETH E. LONCHAR
_________________________________________
Kenneth E. Lonchar
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01	Lease Supplement No. 3 dated February 27, 2002 among Wells Fargo Bank Northwest, National Association as “Owner Trustee” and VERITAS Software Corporation				X
10.02	Agreement on Bank Transactions dated October 3, 2001 by and between VERITAS Software, KK and Fugi Bank and Guaranty by VERITAS Software Global Corporation, VERITAS Operating Corporation and VERITAS Software Corporation in favor of The Fugi Bank, Limited.				X