Form 10-Q
period 2002-06-30
VERITAS SOFTWARE CORP /DE/
filed 2002-08-14
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares of the registrant’s common stock outstanding as of July 31, 2002 was 410.5 million shares.

VERITAS Software Corporation

PART I:     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

VERITAS Software Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$746,995	$538,419
Short-term investments	1,288,510	1,156,441
Accounts receivable, net of allowance for doubtful accounts of $12,827 at June 30, 2002 and $12,616 at December 31, 2001	137,436	176,635
Deferred income taxes	123,481	124,527
Other current assets	68,067	66,466

Total current assets	2,364,489	2,062,488
Property and equipment, net	227,737	225,763
Other intangibles, net	137,172	209,722
Goodwill, net	1,202,814	1,202,814
Other non-current assets	30,583	52,451
Deferred income taxes	71,685	45,375

Total assets	$4,034,480	$3,798,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,475	$32,244
Accrued compensation and benefits	81,925	89,637
Accrued acquisition and restructuring costs	11,595	12,093
Other accrued liabilities	81,274	80,833
Income taxes payable	98,290	63,735
Deferred revenue	275,666	239,110

Total current liabilities	595,225	517,652
Convertible subordinated notes	451,849	444,408
Deferred and other income taxes	113,100	113,100

Total liabilities	1,160,174	1,075,160
Stockholders’ equity:
Common stock	429	423
Additional paid-in capital	6,312,568	6,228,914
Accumulated deficit	(1,733,016)	(1,803,528)
Accumulated other comprehensive loss	(3,611)	(292)
Treasury stock, at cost; 18,675 shares at June 30, 2002 and at December 31, 2001	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,874,306	2,723,453

Total liabilities and stockholders’ equity	$4,034,480	$3,798,613

See accompanying notes to the condensed consolidated financial statements.

VERITAS Software Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net revenue:
User license fees	$241,876	$293,680	$501,587	$602,697
Services	122,814	96,543	233,552	174,967

Total net revenue	364,690	390,223	735,139	777,664
Cost of revenue:
User license fees	8,778	9,711	17,972	20,379
Services	44,852	34,361	86,007	66,031
Amortization of developed technology	16,903	15,713	33,806	31,504

Total cost of revenue	70,533	59,785	137,785	117,914

Gross profit	294,157	330,438	597,354	659,750
Operating expenses:
Selling and marketing	126,731	145,716	253,694	288,521
Research and development	67,701	59,881	132,885	116,106
General and administrative	34,612	28,486	67,725	54,390
Amortization of other intangibles	18,016	18,124	36,032	36,170
Amortization of goodwill	—	203,619	—	406,799

Total operating expenses	247,060	455,826	490,336	901,986

Income (loss) from operations	47,097	(125,388)	107,018	(242,236)
Interest and other income, net	13,708	17,212	26,861	35,840
Interest expense	(7,462)	(7,325)	(15,383)	(14,295)
Loss on strategic investments	(14,802)	—	(14,802)	—

Income (loss) before income taxes	38,541	(115,501)	103,694	(220,691)
Provision for income taxes	12,495	13,475	33,182	64,384

Net income (loss)	$26,046	$(128,976)	$70,512	$(285,075)

Net income (loss) per share — basic	$0.06	$(0.32)	$0.17	$(0.72)

Number of shares used in computing per share amounts — basic	409,465	398,017	407,776	396,432

Net income (loss) per share — diluted	$0.06	$(0.32)	$0.17	$(0.72)

Number of shares used in computing per share amounts — diluted	418,719	398,017	420,289	396,432

See accompanying notes to the condensed consolidated financial statements.

VERITAS Software Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$70,512	$(285,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,046	39,664
Amortization of other intangibles	36,032	36,170
Amortization of goodwill	—	406,799
Amortization of developed technology	33,806	31,504
Amortization of original issue discount on convertible notes	7,941	7,365
Provision for doubtful accounts	2,031	1,682
Tax benefits from stock plans	19,593	83,841
Loss on strategic investments	14,802	—
Gain on sale of assets	(62)	—
Deferred income taxes	(26,290)	(26,967)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	37,168	(4,363)
Other assets	7,272	7,343
Accounts payable	14,231	(5,025)
Accrued compensation and benefits	(7,712)	8,914
Accrued acquisition and restructuring costs	(605)	(27,165)
Other accrued liabilities	7,708	(2,109)
Income taxes payable	34,555	1,031
Deferred revenue	36,556	27,563

Net cash provided by operating activities	339,584	301,172
Cash flows from investing activities:
Purchases of investments	(903,899)	(642,407)
Sales and maturities of investments	768,756	389,720
Purchases of property and equipment	(53,139)	(87,190)
Business acquisitions	—	(21,000)
Strategic investments in businesses	—	(13,110)
Payments made for 2001 businesses acquisitions	(7,267)	—

Net cash used for investing activities	(195,549)	(373,987)
Cash flows from financing activities:
Proceeds from issuance of common stock	63,567	57,475

Net cash provided by financing activities	63,567	57,475
Effect of exchange rate changes	974	(3,200)

Net increase (decrease) in cash and cash equivalents	208,576	(18,540)
Cash and cash equivalents at beginning of period	538,419	886,558

Cash and cash equivalents at end of period	$746,995	$868,018

Supplemental disclosures:
Cash paid for interest	$5,992	$6,005
Cash paid for income taxes	$6,661	$7,513
Supplemental schedule of non-cash financing transactions:
Issuance of common stock for conversion of notes	$500	$82

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

4.     Change in Accounting Principals

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the Financial Accounting Standards Board (“FASB”) staff issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“Topic D-103”).

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. In the second quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS 142 and did not record an impairment charge upon completion of the test. The Company has not yet determined the date of the annual goodwill impairment test. The Company does not expect to record an impairment charge upon completion of the next annual impairment test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

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

      Topic D-103 requires companies to record certain reimbursements received for out-of-pocket expenses as revenue instead of an offset to the related expense. Upon application of Topic D-103, comparative financial

VERITAS Software Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements for prior periods must be reclassified to comply with the guidance in this announcement. The adoption of Topic D-103 did not have a material impact on the Company’s financial position, results of operations or cash flows, and as a result the Company did not reclassify prior period results.

5.     Strategic Investments

      The Company holds investments in common and preferred stock of publicly traded and privately-held companies. The total carrying amount of the Company’s strategic investments was $11.3 million as of June 30, 2002, and was included in other non-current assets. In the second quarter of 2002, the Company recorded impairment losses on strategic investments of $14.8 million. The losses represented write-downs of the Company’s carrying amount of the investments and were determined by reviewing the following:

•	actual or proposed rounds of financing of the investee, subsequent to the Company’s investment date;

•	cash position of the investee and its cash burn rate;

•	investee’s ability to obtain additional financing;

•	investee’s actual operating results compared to its forecasted results;

•	status of the investee’s product development and its competitive position;

•	investee’s management experience and employee headcount additions or reductions;

•	current industry and economic trends relevant to the business of the investee;

•	if privately-held, the market value of common stock of the investee’s publicly traded competitors; and

•	if publicly traded, the market value of the investee’s common stock.

6.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$26,046	$(128,976)	$70,512	$(285,075)

Denominator:
Denominator for basic net income (loss) per share — weighted-average shares outstanding	409,465	398,017	407,776	396,432
Potential common shares	9,254	—	12,513	—

Denominator for diluted net income (loss) per share	418,719	398,017	420,289	396,432

Basic net income (loss) per share	$0.06	$(0.32)	$0.17	$(0.72)

Diluted net income (loss) per share	$0.06	$(0.32)	$0.17	$(0.72)

      For the three and six months ended June 30, 2002, potential common shares consist of employee stock options using the treasury method. The following table sets forth the potential common shares that were

VERITAS Software Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from the net income (loss) per share computations (in thousands) as their effect would be antidilutive:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Employee stock options outstanding(1)	36,684	57,278	28,018	55,531
5.25% convertible subordinated notes	6,695	6,748	6,695	6,749
1.856% convertible subordinated notes	12,981	12,981	12,981	12,982

(1)	For the three and six months ended June 30, 2002, employee stock options were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive. For the three and six months ended June 30, 2001, all employee stock options were excluded from the computation of diluted net loss per share because the effect would have been antidilutive.

      The weighted average exercise price of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three and six months ended June 30, 2002 was $65.06 and $99.27 per share, respectively. The weighted average exercise price of all employee stock options outstanding for the three and six months ended June 30, 2001 was $97.84 and $76.88 per share, respectively.

7.     Goodwill and Other Intangible Assets

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

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	June 30, 2002 and December 31, 2001

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Goodwill	$3,293,744	$2,090,930	$1,202,814

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$250,826	$187,665	$63,161
Distribution channels	234,800	180,992	53,808
Trademarks	24,350	18,769	5,581
Other intangible assets	29,700	22,482	7,218

Intangibles related to business acquisitions	539,676	409,908	129,768
Convertible subordinated notes issuance costs	14,506	7,102	7,404

Total other intangibles assets	$554,182	$417,010	$137,172

VERITAS Software Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$258,027	$159,425	$98,602
Distribution channels	234,800	151,642	83,158
Trademarks	24,350	15,724	8,626
Other intangible assets	29,700	18,726	10,974

Intangibles related to business acquisitions	546,877	345,517	201,360
Convertible subordinated notes issuance costs	14,506	6,144	8,362

Total other intangibles assets	$561,383	$351,661	$209,722

      The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Goodwill	$—	$203,619	$—	$406,799
Developed technology	16,903	15,713	33,806	31,504
Distribution channels	14,675	14,675	29,350	29,350
Trademarks	1,522	1,522	3,045	3,044
Other intangible assets	1,819	1,927	3,637	3,776

Total amortization	$34,919	$237,456	$69,838	$474,473

      The total expected future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future
Year	Amortization

2002	$68,386
2003	60,137
2004	1,245

Total	$129,768

VERITAS Software Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adjusted net income per share excluding amortization of goodwill is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$26,046	$(128,976)	$70,512	$(285,075)
Add back:
Amortization of goodwill	—	203,619	—	406,799

Adjusted net income	$26,046	$74,643	$70,512	$121,724

Basic and diluted net income (loss) per share	$0.06	$(0.32)	$0.17	$(0.72)
Add back:
Amortization of goodwill	—	0.51	—	1.03

Adjusted basic net income per share	$0.06	$0.19	$0.17	$0.31

Adjusted diluted net income per share	$0.06	$0.18	$0.17	$0.29

8.     Comprehensive Income (Loss)

      The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$26,046	$(128,976)	$70,512	$(285,075)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,780)	2,420	(5,513)	2,374
Derivative financial instrument adjustments	6,031	(6,421)	4,540	(5,574)
Unrealized gain (loss) on marketable securities	(1,598)	2,281	4,292	184

Comprehensive income (loss)	$25,699	$(130,696)	$73,831	$(288,091)

      The components of accumulated other comprehensive loss are (in thousands):

	June 30,	December 31,
	2002	2001

Foreign currency translation adjustments	$(3,316)	$(8,829)
Derivative financial instrument adjustments	(2,194)	2,346
Unrealized gain on marketable securities	1,899	6,191

Accumulated other comprehensive loss	$(3,611)	$(292)

9.     Derivative Financial Instruments

      In September 2000, the Company entered into a three-year cross currency interest rate swap transaction (“swap”) for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of June 30, 2002, fifteen monthly payments of $4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at June 30, 2002 was ($5.2) million. As a result of entering into the swap, the

VERITAS Software Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has mitigated its exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of June 30, 2002 the impact of these fluctuations was not significant. This cash flow hedge was deemed to be perfectly effective as of June 30, 2002.

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of its build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on a stated fixed rate and will receive interest payments based on the 3-month London Inter Bank Offer Rate (“LIBOR”). The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If the Company’s credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered perfectly effective with all changes in the fair value included in other comprehensive income. If the Company’s credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of June 30, 2002, the fair value of the interest rate swaps was ($4.0) million. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements.

10.     Segment Information

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

Geographic Information (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

User license fees(1):
United States	$161,072	$196,322	$329,461	$417,360
Europe(2)	52,167	68,342	112,403	131,386
Other(3)	28,637	29,016	59,723	53,951

Total	241,876	293,680	501,587	602,697

Services(1):
United States	94,649	76,721	181,391	140,658
Europe(2)	19,940	13,928	37,647	23,487
Other(3)	8,225	5,894	14,514	10,822

Total	122,814	96,543	233,552	174,967

Total net revenue	$364,690	$390,223	$735,139	$777,664

VERITAS Software Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2002	2001

Long-lived assets(4):
United States	$1,511,913	$1,592,060
Europe(2)	43,086	33,945
Other(3)	12,724	12,294

Total	$1,567,723	$1,638,299

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS 131, such as deferred income taxes. Reconciliation to total assets reported (in thousands):

	June 30,	December 31,
	2002	2001

Total long-lived assets	$1,567,723	$1,638,299
Other assets, including current	2,466,757	2,160,314

Total consolidated assets	$4,034,480	$3,798,613

      No customer represented 10% or more of the Company’s net revenue for the three and six months ended June 30, 2002 or for the three and six months ended June 30, 2001.

User License Fees Information

      The Company markets and distributes its software products both as individual software products and as integrated product suites, also referred to as application solutions. The Company derives its user license fees from the sale of its core technologies, including data protection and file system and volume management products, from its emerging technologies, including cluster and replication and SAN products, and from its application solutions, which include technologies from both its core and emerging technologies. User license fees from core technologies were $212.6 million for the three months ended June 30, 2002 and $252.2 million for the three months ended June 30, 2001. User license fees from core technologies were $438.5 million for the six months ended June 30, 2002 and $510.5 million for the six months ended June 30, 2001. User license fees from emerging technologies were $29.3 million for the three months ended June 30, 2002 and $41.5 million for the three months ended June 30, 2001. User license fees from emerging technologies were $63.1 million for the six months ended June 30, 2002 and $92.2 million for the six months ended June 30, 2001.

      User license fees from application solutions, as stand-alone products, were $46.2 million for the three months ended June 30, 2002 and $61.9 million for the three months ended June 30, 2001. User license fees from application solutions, as stand-alone products, were $99.0 million for the six months ended June 30, 2002 and $133.3 million for the six months ended June 30, 2001. User license fees generated by application solutions are allocated between core technology products and emerging technology products.

11.     Credit Facility

      During 2001, the Company extended and amended the terms of its $50.0 million unsecured credit facility, which it holds with a syndicate of financial institutions. At June 30, 2002, no amount was outstanding and the credit facility is due to expire in September 2002. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to the Company’s compliance with financial and other covenants. The

VERITAS Software Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit agreement requires the Company to maintain specified financial covenants such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of June 30, 2002.

      During the first quarter of 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.3 million USD). At June 30, 2002, no amount was outstanding. The short-term credit facility is due to expire in March 2003. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offer Rate (“TIBOR”) plus 0.5%. There are no covenants on the credit facility and the loan has been guaranteed by VERITAS Software Global Corporation, a wholly-owned subsidiary of the Company.

12.     Commitments and Contingencies

Facilities Lease Commitments

      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively. The development and acquisition of the properties have been financed by a third party through a syndicate of financial institutions. The Company has accounted for these agreements as operating leases in accordance with SFAS 13, Accounting for Leases, as amended.

      During 2001, the Company amended its existing lease agreement, originally signed in 1999, for new corporate campus facilities in Mountain View, California. The facilities of 425,000 square feet provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and facilities) for the termination value of $145.5 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company occupies these facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts.

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

      During 2001, the Company amended its existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plans to develop the site in two phases, with the first phase of

VERITAS Software Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

466,000 square feet to be completed in the third quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and first phase facilities) for the termination value of $194.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $180.5 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company anticipates beginning the lease payments in the third quarter of 2002 for the first phase and to commence occupying the new campus facilities in the first quarter of 2003. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. The Company is currently analyzing its development schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

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

      The three lease agreements listed above require that the Company maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which the Company was in compliance with as of June 30, 2002. In addition, all the properties covered by the leases are subject to a deed of trust in favor of the lessor in order to secure the Company’s obligations under the leases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements regarding our expectations, beliefs, plans, intentions or strategies regarding the future, which involve many risks and uncertainties. These forward-looking statements include statements regarding expansion to our international operations, effects of business combinations and acquisitions, changes in products and services revenue, revenue mix, products and services gross margin, expense and impairment estimates and future commitments. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. The actual results that we achieve may differ materially from those anticipated by any forward-looking statement due to risks and uncertainties including those described below under “Factors That May Affect Future Results.”

      Unless expressly stated or the content otherwise requires, the terms “we”, “our”, “us” and “VERITAS” refer to VERITAS Software Corporation and its subsidiaries.

Overview

      VERITAS is a leading independent supplier of storage software products and services. Storage software includes storage management and data protection software as well as clustering, replication and storage area networking software. We develop and sell products for most popular operating systems, including various versions of Windows, UNIX and Linux. We also develop and sell products that support a wide variety of servers, storage devices, databases and network solutions. Customers use our software solutions in a wide variety of industries, and include many leading global corporations and e-commerce businesses. We also provide a full range of services to assist our customers in assessing, architecting and implementing their storage software solutions.

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

International Sales and Operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 30% of our total revenue for the three months ended June 30, 2002 and 30% of our total revenue for the three months ended June 30, 2001. Our international revenue accounted for approximately 31% of our total revenue for the six months ended June 30, 2002 and 28% of our total revenue for the six months ended June 30, 2001. Our international revenue decreased 7% from $117.2 million for the three months ended June 30, 2001 to $109.0 million for the three months ended June 30, 2002. Our international revenue increased 2% from $219.6 million for the six months ended June 30, 2001 to $224.3 million for the six months ended June 30, 2002. User license and service revenue is attributed to geographic regions based on location of our customers.

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

      Acquisition-related costs are summarized below (in millions):

Direct
Transaction
Costs

Provision accrued at acquisition date	$40.0
Cash payments	(8.6)

Balance at December 31, 2000.	31.4
Cash payments	(26.0)
Reversals	(5.0)

Balance at December 31, 2001.	0.4
Cash payments	(0.1)

Balance at June 30, 2002.	$0.3

      In the third quarter of 2001, we reversed $5.0 million of attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate stockholders that was paid by SAC. We anticipate that the remaining $0.3 million of accrued acquisition-related costs will be paid in 2002.

      For the three months ended June 30, 2002 and 2001, the transaction had no impact on our consolidated statements of operations. The impacts of the decrease of approximately 18.7 million shares of our outstanding common stock our net income per share is outlined in the following table:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss) per share — basic and diluted	$0.06	$(0.32)	$0.17	$(0.72)
Addback:
Reduction of 18.7 million shares	0.00	0.01	0.00	0.03

Adjusted net income (loss) per share — basic and diluted	$0.06	$(0.31)	$0.17	$(0.69)

      As of June 30, 2002 and December 31, 2001, the transaction had impacts on our consolidated balance sheets. The impact on our assets and liabilities as of June 30, 2002 and December 31, 2001 were as follows:

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	accrued acquisition and restructuring costs included $0.3 million of direct transaction costs at June 30, 2002 and $0.4 million of direct transaction costs at December 31, 2001;

•	income taxes payable included an additional $21.3 million; and

•	deferred and other income taxes included an additional $113.1 million.

      As of June 30, 2002 and December 31, 2001, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and related to certain tax liabilities that we expect to pay after the merger. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations.

Business Combinations

      As of June 30, 2002, as a result of the acquisition of Network & Storage Management Group business of Seagate Software, Inc. (“NSMG”) in 1999 and three acquisitions of privately-held companies in 2001, we had the following acquisition-related accruals (in millions):

		2001
	NSMG	Acquisitions	Total

Provision accrued at acquisition date	$43.4	$—	$43.4
Cash payments	(19.5)	—	(19.5)
Non-cash charges	(11.7)	—	(11.7)

Balance at December 31, 1999	12.2	—	12.2
Cash payments	(4.7)	—	(4.7)

Balance at December 31, 2000	7.5	—	7.5
Provision accrued at acquisition date	—	1.9	1.9
Cash payments	(1.2)	(1.1)	(2.3)

Balance at December 31, 2001	6.3	0.8	7.1
Cash payments	—	(0.4)	(0.4)

Balance at June 30, 2002	$6.3	$0.4	$6.7

      The remaining acquisition-related costs accrual of $6.7 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

      In addition, we recorded restructuring charges related to the NSMG acquisition. These restructuring charges consisted of cancellation of facilities leases and other contracts, involuntary termination benefits relating to the salary and fringe benefit expense for terminated employees in research and development, and write-off of redundant equipment and leasehold improvements.

      Restructuring costs are summarized below (in millions):

			Write-off of
	Cancellation of		Redundant Equipment
	Facilities Leases and	Involuntary	and Leasehold
	Other Contracts	Termination Benefits	Improvements	Total

Provision accrued at acquisition date	$8.8	$1.3	$0.9	$11.0
Cash payments	—	(0.9)	—	(0.9)
Non-cash charges	—	—	(0.9)	(0.9)

Balance at December 31, 1999	8.8	0.4	—	9.2
Cash payments	(0.2)	—	—	(0.2)
Reversals	(3.9)	(0.4)	—	(4.3)

Balance at December 31, 2000	4.7	—	—	4.7
Cash payments	—	—	—	—

Balance at December 31, 2001	4.7	—	—	4.7
Cash payments	(0.3)	—	—	(0.3)

Balance at June 30, 2002	$4.4	$—	$—	$4.4

      We anticipate that the remaining restructuring charge accrual of $4.4 million will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through 2012.

Accounting Pronouncements Affecting the Accounting Treatment of Previous Business Combinations

      For the three and six months ended June 30, 2001, we incurred net losses due to the amortization of developed technology, goodwill and other intangibles mainly related to the acquisitions of NSMG, TeleBackup Systems, Inc. (“TeleBackup”) and NuView Inc., (“NuView”) in 1999. On January 1, 2002, upon adoption of SFAS 142, Goodwill and Other Intangible Assets, the quarterly charges related to the amortization of developed technology, goodwill and other intangibles have changed. Because of these changes, we no longer amortize goodwill related to business combinations and as a result we became profitable in the three and six months ended June 30, 2002. Refer to the “New Accounting Pronouncements” section in this Item 2 for a discussion on the impacts of the adoption of SFAS 142 on our financial statements.

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

      Maintenance includes updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches. Maintenance revenue is recognized ratably over the maintenance term. Training consists of courses taught by our instructors at our facility or at the customer’s site. Various courses are offered that are specific to the licensed products. Training fees are based on a per course basis and revenue is recognized when the customer has completed the course. Consulting consists primarily of product installation, which does not involve customization of the software; storage architecture assistance; and disaster recovery assessments. Installation services provided by us are not mandatory. Installation can be performed by the customer, a third party or us. Consulting fees are based on a daily rate.

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

Impairment of Goodwill

      Since January 1, 2002, we no longer amortize goodwill. Instead, we will test it for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets.

      In the second quarter of 2002, we completed the transitional goodwill impairment test required by SFAS 142. We did not record an impairment charge upon completion of the test.

      We will review our goodwill for impairment at least once a year, at the same time every year, or when an event or a change in facts and circumstances indicate the fair value of our reporting unit may be below its carrying amount. Events or changes in facts and circumstances that we consider as impairment indicators include the following:

•	significant underperformance of our business relative to expected operating results;

•	significant adverse economic and industry trends;

•	significant adverse legal action;

•	loss of key personnel; and

•	expectations that a reporting unit will be sold or otherwise disposed of.

      The goodwill impairment test will consist of the two-step process as follows:

      Step 1. We will compare the fair value of our reporting unit to its carrying amount, including the existing goodwill and intangible assets. If the carrying amount of our reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we will perform the second step of the impairment test. If the fair value of our reporting unit exceeds its carrying amount, no further work is needed.

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

      As of June 30, 2002, we had not recorded an impairment loss on our long-lived assets. We do not expect to record an impairment loss on these assets in the near future.

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of June 30, 2002, we determined the valuation allowance to be $71.4 million based upon uncertainties related to our ability to recover two main components of our deferred tax assets. These two components are tax benefits of certain assets acquired in the NSMG acquisition and tax benefits from employee stock option activity.

      Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it will have a material impact on our financial statements.

Impairment of Strategic Investments

      We hold investments in common and preferred stock of publicly traded and privately-held companies. We make investments in development-stage companies that we believe provide us with strategic opportunities, access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We review our strategic investments quarterly to determine if there has been a decline in their fair value that is other than temporary. We consider the following elements in our review:

•	actual or proposed rounds of financing of the investee, subsequent to our investment date;

•	cash position of the investee and its cash burn rate;

•	investee’s ability to obtain additional financing;

•	investee’s actual operating results compared to its forecasted results;

•	status of the investee’s product development and its competitive position;

•	investee’s management experience and employee headcount additions or reductions;

•	current industry and economic trends relevant to the business of the investee;

•	if privately-held, the market value of common stock of the investee’s publicly traded competitors; and

•	if publicly traded, the market value of the investee’s common stock.

      At June 30, 2002, we recorded impairment losses of $14.8 million on our strategic investments when we determined that there had been a decline in the fair value of our investments that was other than temporary.

Results of Operations

      The following tables set forth the percentage of total net revenue represented by specified items from our condensed consolidated statements of operations for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, respectively, and the percentage changes between the comparable periods:

	Percentage of
	Total Net
	Revenue

			Period-to-Period
	Three Months		Percentage Change
	Ended
	June 30,		Three Months Ended
			June 30, 2002
	2002	2001	Compared to 2001

Net revenue:
User license fees	66%	75%	(18)%
Services	34	25	27

Total net revenue	100	100	(7)
Cost of revenue:
User license fees	2	3	(10)
Services	12	8	31
Amortization of developed technology	5	4	8

Total cost of revenue	19	15	18

Gross profit	81	85	(11)
Operating expenses:
Selling and marketing	35	38	(13)
Research and development	19	15	13
General and administrative	9	7	22
Amortization of other intangibles	5	5	1
Amortization of goodwill	—	52	(100)

Total operating expenses	68	117	(46)

Income (loss) from operations	13	(32)	(138)
Interest and other income, net	4	4	(20)
Interest expense	(2)	(2)	2
Loss on strategic investments	(4)	—	N/A

Income (loss) before income taxes	11	(30)	(133)
Provision for income taxes	4	3	(7)

Net income (loss)	7%	(33)%	(120)

	Percentage of
	Total Net
	Revenue

			Period-to-Period
	Six Months		Percentage Change
	Ended
	June 30,		Six Months Ended
			June 30, 2002
	2002	2001	Compared to 2001

Net revenue:
User license fees	68%	78%	(17)%
Services	32	22	33

Total net revenue	100	100	(5)
Cost of revenue:
User license fees	2	3	(12)
Services	12	8	30
Amortization of developed technology	5	4	7

Total cost of revenue	19	15	17

Gross profit	81	85	(9)
Operating expenses:
Selling and marketing	35	37	(12)
Research and development	18	15	14
General and administrative	9	7	25
Amortization of other intangibles	5	5	—
Amortization of goodwill	—	52	(100)

Total operating expenses	67	116	(46)

Income (loss) from operations	14	(31)	(144)
Interest and other income, net	4	4	(25)
Interest expense	(2)	(2)	8
Loss on strategic investments	(2)	—	N/A

Income (loss) before income taxes	14	(29)	(147)
Provision for income taxes	4	8	(48)

Net income (loss)	10%	(37)%	(125)

Net Revenue

      Total net revenue decreased 7% from $390.2 million for the three months ended June 30, 2001 to $364.7 million for the three months ended June 30, 2002, and decreased 5% from $777.7 million for the six months ended June 30, 2001 to $735.1 million for the six months ended June 30, 2002. We expect total net revenue to remain stable or decrease in the third quarter of 2002 compared to the second quarter of 2002. Our revenue is comprised of user license fees and services revenue.

      User License Fees. User license fees decreased 18% from $293.7 million for the three months ended June 30, 2001 to $241.9 million for the three months ended June 30, 2002, and decreased 17% from $602.7 million for the six months ended June 30, 2001 to $501.6 million for the six months ended June 30, 2002. The decrease was primarily due to weaker general economic conditions that resulted in fewer large end-user transactions and less user license fees from original equipment manufacturers. In the third quarter of 2002, we expect user license fees to remain stable or decrease as compared to the second quarter of 2002.

      We market and distribute our software products both as individual software products and as integrated products suites, also referred to as application solutions. We derive our user license fees from the sale of our core technologies, including data protection and file system and volume management products, from our emerging technologies, including cluster and replication and SAN products, and from our application solutions, which include technologies from both our core and emerging technologies. User license fees from our core technologies decreased 16% from $252.2 million for the three months ended June 30, 2001 to $212.6 million for the three months ended June 30, 2002, and decreased 14% from $510.5 million for the six months ended June 30, 2001 to $438.5 million for the six months ended June 30, 2002. User license fees from our core technologies accounted for 88% of user license fees for the three months ended June 30, 2002 and 86% for the three months ended June 30, 2001, and accounted for 87% of user license fees for the six months ended June 30, 2002 and 85% for the six months ended June 30, 2002. User license fees from our emerging technologies decreased 30% from $41.5 million for the three months ended June 30, 2001 to $29.3 million for the three months ended June 30, 2002, and decreased 32% from $92.2 million for the six months ended June 30, 2001 to $63.1 million for the six months ended June 30, 2002. User license fees from our emerging technologies accounted for 12% of user license fees for the three months ended June 30, 2002 and 14% for the three months ended June 30, 2001, and accounted for 13% of user license fees for the six months ended June 30, 2002 and 15% for the six months ended June 30, 2001.

      User license fees from our application solutions decreased 25% from $61.9 million for the three months ended June 30, 2001 to $46.2 million for the three months ended June 30, 2002, and decreased 26% from $133.3 million for the six months ended June 30, 2001 to $99.0 million for the six months ended June 30, 2002. The user license fees generated by application solutions are allocated between core technology and emerging technology products. Most of our application solutions include a major component of emerging technologies.

      In the three and six months ended June 30, 2002 and 2001, we recorded a number of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees decreased 29% from $58.7 million for the three months ended June 30, 2001 to $41.9 million for the three months ended June 30, 2002, and decreased 13% from $144.3 million for the six months ended June 30, 2001 to $125.7 million for the six months ended June 30, 2002.

      Our user license fees from original equipment manufacturers decreased 29% from $52.7 million for the three months ended June 30, 2001 to $37.4 million for the three months ended June 30, 2002, and decreased 21% from $100.0 million for the six months ended June 30, 2001 to $79.3 million for the six months ended June 30, 2002. User license fees from original equipment manufacturers accounted for 16% of user license fees for the three months ended June 30, 2002 and 18% for the three months ended June 30, 2001, and accounted for 16% for the six months ended June 30, 2002 and 17% for the six months ended June 30, 2001.

      Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, from consulting and training services. Service revenue increased 27% from $96.5 million for the three months ended June 30, 2001 to $122.8 million for the three months ended June 30, 2002, and increased 33% from $175.0 million for the six months ended June 30, 2001 to $233.6 million for the six months ended June 30, 2002. The increase was primarily due to the continued strength of our customer support and our investment in expanding our professional consulting and training businesses. Service revenue represented 34% of total net revenue for the three months ended June 30, 2002 and 32% for the six months ended June 30, 2002. We expect service revenue to remain stable or increase in absolute dollars in the third quarter of 2002.

Cost of Revenue

      Cost of revenue increased 18% from $59.8 million for the three months ended June 30, 2001 to $70.5 million for the three months ended June 30, 2002, and increased 17% from $117.9 million for the six months ended June 30, 2001 to $137.8 million for the six months ended June 30, 2002. Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Gross margin on service revenue varies depending upon the mix of maintenance, technical support, consulting and training services. We expect total gross margin to fluctuate in the future, reflecting mix between license and service revenue and timing differences between increased organizational investments and the recognition of revenue expected from these investments.

      Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to the acquisitions of NSMG, TeleBackup and NuView in 1999. Cost of user license fees increased slightly from $25.4 million for the three months ended June 30, 2001 to $25.7 million for the three months ended June 30, 2002, and decreased slightly from $51.9 million for the six months ended June 30, 2001 to $51.8 million for the six months ended June 30, 2002. Gross margin on user license fees decreased slightly from 91% for the three months ended June 30, 2001 to 89% for the three months ended June 30, 2002, and decreased slightly from 91% for the six months ended June 30, 2001 to 90% for the six months ended June 30, 2002. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 96% for the three and six months ended June 30, 2002 and 97% for the three and six months ended June 30, 2001. The gross margin on user license fees may vary from period to period based on the license revenue mix because some products carry higher royalty rates than others. In the third quarter of 2002, we expect gross margin on user license fees to remain stable as a percentage of user license fee revenue.

      Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 31% from $34.4 million for the three months ended June 30, 2001 to $44.9 million for the three months ended June 30, 2002, and increased 30% from $66.0 million for the six months ended June 30, 2001 to $86.0 million for the six months ended June 30, 2002. Gross margin on service revenue decreased slightly from 64% for the three months ended June 30, 2001 to 63% for the three months ended June 30, 2002, and increased slightly from 62% for the six months ended June 30, 2001 to 63% for the six months ended June 30, 2002. In the third quarter of 2002, we expect the costs of service revenue to continue to increase in absolute dollars and we expect the gross margin on service revenue to remain stable or decrease slightly as a percentage of service revenue.

      Amortization of Developed Technology. Amortization of developed technology increased 8% from $15.7 million for the three months ended June 30, 2001 to $16.9 million for the three months ended June 30, 2002, and increased 7% from $31.5 million for the six months ended June 30, 2001 to $33.8 million for the six months ended June 30, 2002. These amounts mainly represent the amortization of the developed technology recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The increase in 2002 relates to an acquisition that occurred in the fourth quarter of 2001. The useful life of the developed technology acquired is two to four years and we expect the amortization to be approximately $16.5 million per quarter through the first quarter of 2003.

Operating Expenses

      Total operating expenses decreased 46% from $455.8 million for the three months ended June 30, 2001 to $247.1 million for the three months ended June 30, 2002, and decreased 46% from $902.0 million for the six months ended June 30, 2001 to $490.3 million for the six months ended June 30, 2002. The three and six month decreases relate primarily to the adoption of SFAS 142, which requires that goodwill is no longer amortized. We believe that the percentage decrease in total operating expenses in this period is not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, and amortization of goodwill and other intangibles.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses decreased 13% from $145.7 million for the three months ended June 30, 2001 to $126.7 million for the three months ended June 30, 2002, and decreased 12% from $288.5 million for the six months ended June 30, 2001 to $253.7 million for the six months ended June 30, 2002. The decrease in absolute dollars for the three and six months ended June 30, 2002 was primarily attributable to decreased compensation and sales commissions and, to a lesser extent, decreased advertising and promotion costs. As a percentage of net revenue, selling and marketing expenses decreased from 38% for the three months ended June 30, 2001 to 35% for the three months ended June 30, 2002, and decreased from 37% for the six months ended June 30, 2001 to 35% for the six months ended June 30, 2002. In the third quarter of 2002, we intend to continue to maintain our investments in sales and marketing and accordingly, we expect our selling and marketing expenses to remain relatively stable in absolute dollars.

      Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 13% from $59.9 million for the three months ended June 30, 2001 to $67.7 million for the three months ended June 30, 2002, and increased 14% from $116.1 million for the six months ended June 30, 2001 to $132.9 million for the six months ended June 30, 2002. The increase in absolute dollars for the three and six months ended June 30, 2002 was due primarily to increased staffing levels associated with additional employees and, to a lesser extent, costs associated with depreciation and amortization of new equipment purchased for expansion of development efforts for new technology. As a percentage of net revenue, research and development expenses increased from 15% for the three months ended June 30, 2001 to 19% for the three months ended June 30, 2002, and increased from 15% for the six months ended June 30, 2001 to 18% for the six months ended June 30, 2002. We believe that a significant level of research and development investment is required for us to remain competitive. In the third quarter of 2002, we expect these expenses to continue to increase in absolute dollars. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development.

      General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 22% from $28.5 million for the three months ended June 30, 2001 to $34.6 million for the three months ended June 30, 2002, and increased 25% from $54.4 million for the six months ended June 30, 2001 to $67.7 million for the six months ended June 30, 2002. The increase in absolute dollars for the three and six months ended June 30, 2002 was primarily due to an increase in additional personnel costs related to additional employees, and to a lesser extent, expenses associated with outside services. As a percentage of net revenue, general and administrative expenses increased from 7% for the three and six months ended June 30, 2002 to 9% for the three and six months ended June 30, 2002. In the third quarter of 2002, we expect general and administrative expenses to increase in absolute dollars.

      Amortization of Other Intangibles. Amortization of other intangibles was $18.0 million for the three months ended June 30, 2002, and $18.1 million for the three months ended June 30, 2001. Amortization of other intangibles was $36.0 million for the six months ended June 30, 2002, and $36.2 million for the six months ended June 30, 2001. This amount principally represents amortization of distribution channels, trademarks and other intangible assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of our other intangibles is two to four years. We expect the amortization related to other intangibles to be approximately $18.0 million per quarter through the first quarter of 2003.

      Amortization of Goodwill. Amortization of goodwill decreased from $203.6 million for the three months ended June 30, 2001 to zero for the three months ended June 30, 2002, and decreased from $406.8 million for the six months ended June 30, 2001 to zero for the six months ended June 30, 2002. Effective January 1, 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets determined to have an indefinite useful life no longer be amortized, but continue to be evaluated for impairment. Refer to the New Accounting Pronouncements section in this Item 2 for the impacts of the adoption of SFAS 142 on our financial statements.

      Interest and Other Income, Net. Interest and other income, net decreased 20% from $17.2 million for the three months ended June 30, 2001 to $13.7 million for the three months ended June 30, 2002, and decreased 25% from $35.8 million for the six months ended June 30, 2001 to $26.9 million for the six months ended June 30, 2002. The decrease was due principally to the fall in short-term interest rates in 2002. This decrease exceeded the interest income earned on the higher level of funds we had available for investment, which were generated primarily from the net cash provided by operating activities.

      Interest Expense. Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. Interest expense increased 2% from $7.3 million for the three months ended June 30, 2001 to $7.5 million for the three months ended June 30, 2002, and increased 8% from $14.3 million for the six months ended June 30, 2001 to $15.4 million for the six months ended June 30, 2002. The increases were due primarily to amortization of the original issue discount on the 1.856% convertible notes.

      Loss on Strategic Investments. In the second quarter of 2002, we recognized impairment losses of $14.8 million on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments and were determined by using the factors outlined in our Critical Accounting Policy section in this Item 2.

      Income Taxes. We had effective tax rates of 32% for the three months ended June 30, 2002, compared to negative 12% for the three months ended June 30, 2001. We had effective tax rates of 32% for the six months ended June 30, 2002, compared to negative 29% for the six months ended June 30, 2001. The change in the effective tax rate from a negative rate in 2001 to a positive rate in 2002 is due primarily to the effect of our becoming profitable, as a result of the amortization of goodwill no longer being expensed. Refer to the New Accounting Pronouncements section in this Item 2 for the impacts of the adoption of SFAS 142 on our consolidated financial statements. Our June 30, 2002 and 2001 effective tax rates differed from the combined federal and state statutory rates due primarily to differences attributable to acquisition-related charges that were non-deductible for tax purposes.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

      SFAS 141, effective July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon adoption of SFAS 142 on January 1, 2002, we evaluated our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and made necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Also, we reassessed the useful lives and residual values of all intangible assets acquired, and made necessary amortization adjustments by March 31, 2002. No impairment or loss was recognized and the adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the second quarter of 2002, we completed the transitional goodwill impairment test required by SFAS 142 and did not record an impairment charge upon completion of the test. We have not yet determined the date of the annual goodwill impairment test. We do not expect to record an impairment charge upon completion of the annual impairment test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

      In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121 and APB Opinion No. 30, Reporting the Results of Operation-

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 established a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $2,035.5 million at June 30, 2002 and represented 76% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $1,694.9 million at December 31, 2001 and represented 71% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of money market funds, investment grade commercial paper, medium-term notes, corporate notes and bonds, government securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

      Operating activities provided cash of $339.6 million in the six months ended June 30, 2002, primarily from net income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, depreciation and amortization, tax benefits from stock plans, loss on strategic investments, an increase in deferred revenue, an increase in income taxes payable and a decrease in accounts receivable. These items were partially offset by a decrease in accrued compensation and benefits and an increase in deferred income taxes. Operating activities provided cash of $301.2 million for the six months ended June 30, 2001, primarily from income after adjustments to exclude non-cash charges, including amortization of intangibles related to acquisition activities, depreciation and amortization, tax benefits from stock plans, and an increase in deferred revenue. These elements were partially offset by a decrease in accrued restructuring and acquisition costs and an increase in deferred income taxes.

      Investing activities used cash of $195.5 million in the six months ended June 30, 2002, due primarily to the net purchases of short-term investments of $135.1 million, and for the purchases of property and equipment of $53.1 million. Investing activities used cash of $374.0 million in the six months ended June 30, 2001, due primarily to the net purchases of short and long-term investments of $252.7 million, and for the purchases of property and equipment of $87.2 million.

      Financing activities provided cash of $63.6 million in the six months ended June 30, 2002, and $57.5 million in the six months ended June 30, 2001, arising primarily from the issuance of common stock under our employee stock plans.

Convertible Subordinated Notes

      In October 1997, we issued $100.0 million, aggregate principal amount at maturity, of 5.25% convertible subordinated notes due in 2004 (the “5.25% notes”), for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of June 30, 2002, a total principal amount of $36.0 million had been converted into approximately 3.7 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.0 million outstanding as of June 30, 2002, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due in 2006 (the “1.856% notes”) for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount, represent a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of June 30, 2002, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of June 30, 2002, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

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

Commitments

      During 2001, we extended and amended the terms of our $50.0 million unsecured credit facility, which we hold with a syndicate of financial institutions. At June 30, 2002, no amount was outstanding and the credit facility is due to expire in September 2002. Borrowings under the credit facility bear interest at 1.0% to 1.5% over LIBOR, and are subject to our compliance with financial and other covenants. The credit agreement requires that we maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of June 30, 2002.

      During the first quarter of 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.3 million USD). At June 30, 2002, no amount was outstanding. The short-term credit facility is due to expire in March 2003. Borrowings under the short-term credit facility bear interest at TIBOR plus 0.5%. There are no covenants on the credit facility and the loan has been guaranteed by VERITAS Software Global Corporation, our wholly-owned subsidiary.

      In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and June 2001 respectively. The development and acquisition of the properties have been financed by a third party through a syndicate of financial institutions. We have accounted for these agreements as operating leases in accordance with SFAS 13, Accounting for Leases, as amended.

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

      During 2001, we amended our existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases, with the first phase of 466,000 square feet to be completed in the third quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and first phase facilities) for the termination value of $194.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $180.5 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We anticipate to begin the lease payments in the third quarter of 2002 for the first phase and to commence occupying the new campus facilities in the first quarter of 2003. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts. We are currently analyzing our development schedule for the second phase of the campus, but at this time no commitments have been made with respect to the start of construction.

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

      The three lease agreements listed above require that we maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of June 30, 2002. In addition, all the properties covered by the leases are subject to a deed of trust in favor of the lessor in order to secure our obligations under the leases.

      We currently have operating leases for our facilities and rental equipment through 2023. In addition to our basic rent, we are responsible for all taxes, insurance and utilities related to the facilities. The table below shows our commitments related to our approximate minimum lease payments for our facilities and rental equipment as of June 30, 2002 (in millions):

Operating
Lease
Commitments

Six months ended December 31, 2002	$39.4
2003	74.9
2004	69.8
2005	46.9
2006	36.4
2007 and thereafter	166.1

Balance at June 30, 2002	$433.5

      We believe that our existing and planned facilities may exceed our near-term needs due to slower than anticipated growth in the number of our employees as a result of ongoing economic weakness. We are currently performing an evaluation of our needs based on our projected headcount growth. This evaluation may result in additional expenses, costs and accounting charges related to us eliminating all or portions of any excess capacity in our facilities.

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

Our revenue and revenue and earnings expectations may fluctuate, causing the market price of our securities to decline

      We may experience a shortfall in revenue in any given quarter or lower our published expectations about future revenue or earnings. Any such development could cause the market price of our securities to fall substantially. Our revenue in general, and our license revenue in particular, is difficult to forecast and is likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak and uncertain economic and industry conditions;

•	the possibility of a worsening of already weak economic and industry conditions;

•	the timing and magnitude of our sales through our original equipment manufacturer customers, including Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems;

•	the possibility that a slowdown in sales by our original equipment manufacturer customers could result in reduced demand for our products and services;

•	the unpredictability of the timing and magnitude of sales to the retail channel by our resellers and sales by our direct sales force, both of which tend to generate sales later in a quarter than original equipment manufacturer sales;

•	the lengthy amount of time between introducing software products and services and recognizing revenue for sales of these products and services;

•	the introduction, timing and market acceptance of new products and services, which may slow in weak and uncertain economic conditions;

•	changes in data storage and networking technology or introduction of new operating system upgrades by our original equipment manufacturer customers, which could require us to modify our products and services or to develop new products or services;

•	the overall demand for our products and services, which is likely to be lower in weak and uncertain economic and industry conditions;

•	the mix of sales of our products and services, which fluctuates based on customer needs, economic and industry conditions and other unpredictable circumstances;

•	the relative growth rates of the Windows NT, UNIX and Linux markets;

•	the rate of adoption of storage area networks and network attached storage appliance technology and the timing and magnitude of sales of our storage area networking products and related services;

•	the rate at which our customers renew their service and maintenance contracts with us;

•	changes in our pricing policies and distribution terms or those of our competitors;

•	the timing and amount of revenue attributable to our end-user customers whose businesses are substantially dependent on the Internet or the telecommunications markets, whose ability to purchase our products may be adversely affected by their inability to raise additional capital or to meet their business objectives;

•	the possibility that our customers may defer purchases in anticipation of new products or product updates by us or by our competitors; and

•	the possibility that our customers may cancel, defer or limit purchases as a result of the threat of terrorism or military actions taken by the United States or its allies in reaction to that threat.

      In the current uncertain economic environment, our revenue, and our license revenue in particular, is extremely difficult to forecast. You should not rely on the results of any prior periods as an indication of our future performance. If we have a shortfall in revenue in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue could have an immediate adverse effect on our operating results for that quarter. In addition, it is possible that in some future periods our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock may decline.

Our revenue fluctuates in part because we depend on large orders from end-user customers for a significant portion of our revenue

      We depend on large orders from end-user customers, which entail lengthy sales cycles, for a significant portion of our revenue. Our revenue for a quarter could fluctuate significantly based on whether a large sale near the end of a quarter is completed or delayed. Sales to our end-user customers generally range in value from a few thousand to several million dollars. The effort to close these large sales is typically complex and lengthy. Therefore, our revenue for a given period is likely to be affected by the timing of these large orders, which makes it difficult for us to predict that revenue. In previous quarters, increases in revenue were partially attributable to a greater number of these large end-user transactions. This trend may not continue. For example, in the three and six month periods ended June 30, 2002, the number of large end-user transactions declined and these transactions contributed to a smaller percentage of our revenue than in prior periods. Factors that could delay these large orders include:

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

To grow our business, we need to attract and retain qualified employees

      Our future growth and success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to manage employee performance or reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected. We need to hire additional sales, technical, and senior management personnel to support the planned expansion of our business and to meet the anticipated increased customer demand for our products and services. Competition for people with the skills we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. We cannot assure you that we will be successful in hiring or retaining qualified personnel.

      We have historically granted stock options to our employees as an important component of our total compensation package. Our 1993 Equity Incentive Plan will expire in October 2003. If we fail to obtain stockholder approval of a new stock option plan, as occurred this year, we may not be able to grant stock options to employees as planned, which could harm employee retention and recruitment. In addition, many outstanding stock options have exercise prices that are significantly above our current trading prices. If this continues, the advantage of those stock options as a performance incentive would decline. Furthermore, potential changes in practices regarding accounting for stock plans could result in significant accounting charges, which could harm our operating results and impair our ability to use stock options for compensation purposes. If we are unable to use stock options as a meaningful component of our total compensation package, we may be unsuccessful in attracting or retaining personnel or we may have to pay higher cash compensation.

The loss of key personnel could adversely affect our business

      Our future anticipated growth and success depends on the continued service of our key sales, technical and senior management personnel. Many of our key personnel have been with us for a number of years, and we cannot assure you that we will be able to retain them. The loss of key personnel can result in significant disruption to our ongoing operations, and new personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Even though we have entered into employment agreements with some key management personnel, these agreements cannot prevent their departure. We have not obtained nor do we intend to obtain key person life insurance covering any of our personnel.

We face intense competition, which could cause us to lose market share

      We have a number of competitors in the markets for our various products. If existing or new competitors gain market share in any of these markets, our business and operating results could be adversely affected. Our principal competitors are internal development groups with original equipment manufacturers that provide storage management functions to support their systems, as well as hardware and software vendors that offer backup and file system and volume management, clustering and replication, and storage area networking products.

      Many of our competitors have greater financial, technical, sales, marketing and other resources than we do. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we expect to face additional competition from these companies in the future.

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

We face uncertainties in porting products to new operating systems and in developing new products

      Many of our products operate primarily on the UNIX computer operating system. We are currently redesigning, or porting, these products to operate on the Windows NT operating system. We are also developing new products for UNIX and for Windows NT. In addition, we entered into an agreement with IBM under which we will port our complete set of storage products to AIX/ Monterey for IBM POWER PC and the Intel IA-64 processor-system. Although our storage management software suite is now available on IBM AIX, we may not be successful in porting our other storage products to IBM AIX. We may not accomplish any of this work quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, our porting and development work for the Windows NT market has required us to hire additional personnel with expertise on these platforms and to devote engineering resources to these projects. For some operating systems, we must obtain from the owner of the operating system a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product line into other areas.

Sales of a small number of product lines make up a substantial portion of our revenue

      We derive and expect to derive a substantial majority of our revenue from a limited number of software products. For the six months ended June 30, 2002, we derived approximately $438.5 million, or 87%, of our user license fees from our core technologies, including data protection and file system and volume management products. If our customers do not continue to purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected.

We derive a significant amount of revenue from only a few customers

      Although for the three and six months ended June 30, 2002 and 2001, no single customer accounted for greater than 10% of our total net revenue, we typically derive significant revenue from a small number of customers, including our original equipment manufacturer customers. If any of these customers were to reduce purchases of products or services from us, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of these customers have announced that their own businesses are slowing, which could adversely affect their demand for our products and services. In addition, many of our customers may believe that they have sufficient storage products to meet their current needs, which would reduce demand for our products and services. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

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

Our international sales and operations create special problems that could adversely affect our operating results

      An investment in our securities may be riskier than an investment in other businesses because we expect to derive an increasing percentage of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. Our foreign operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing our foreign operations, including difficulties related to administering our stock option plan in foreign countries and difficulties related to the new organizational structure in Europe that we implemented in 2001;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest or terrorism, particularly in areas in which we have facilities.

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

Our growth strategy is risky because it includes business acquisitions

      As part of our growth strategy, we have in the past acquired and expect in the future to acquire other businesses, business units and technologies. Acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our core business;

•	integration of acquired business operations and employees with our existing business, including coordination of geographically dispersed operations, which in the past has take longer and was more complex than initially expected for some acquired companies;

•	incorporation of acquired business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

•	loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	assumption of liabilities of the acquired business, including costly litigation related to alleged liabilities of the acquired business;

•	presentation of a unified corporate image to our customers and our employees; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

As a result of the Seagate Technology leveraged buyout and merger transaction, our subsidiary may be liable to third parties for liabilities resulting from Seagate’s operations before the transaction

      In November 2000, Seagate Technology became our subsidiary. As part of that transaction, Suez Acquisition (Cayman) Company, or SAC, acquired the operating assets of Seagate Technology. SAC assumed and agreed to indemnify us for substantially all liabilities arising in connection with Seagate

Technology’s operations prior to the transaction. However, governmental organizations or other third parties may seek recourse against our subsidiary or us for these liabilities. As a result, our subsidiary could receive claims related to a wide range of possible liabilities. Some areas of potential liability for our Seagate Technology subsidiary include:

•	tax liabilities;

•	environmental cleanup costs and liabilities for claims made under federal, state or foreign environmental laws;

•	obligations under federal, state and foreign pension and retirement benefit laws;

•	litigation relating to the leveraged buyout; and

•	Seagate Technology’s 2000 restructuring, or its patent litigation.

      Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management attention. Moreover, if SAC is unable or unwilling to indemnify us as agreed, we could incur unexpected costs. The Internal Revenue Service is currently auditing past tax returns of Seagate Technology. We can predict neither the outcome of these audits, nor the amount of any liability we might incur arising from these audits.

The Seagate merger consideration may be subject to recovery under fraudulent conveyance laws

      The leveraged buyout of assets from Seagate Technology and our acquisition of the remaining corporate assets may in the future be challenged by a creditor of Seagate Technology as a fraudulent transfer. If the court were to determine that a fraudulent transfer had occurred, one of the remedial actions it could take would be to order that the transaction be unwound. Because we have integrated Seagate Technology into our business, unwinding the acquisition would be extremely costly for us. In addition, any litigation in connection with this matter could be costly in terms of time and resources and could divert the attention of management from our core business.

Our effective tax rate may increase

      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. We do not have a history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. In addition, in November 2000, we acquired Seagate Technology, which has significant tax audit and tax litigation activity. We believe that we have meritorious defenses against asserted deficiencies and that the likely outcome of a re-determination of these asserted deficiencies by the tax settlement authorities will not result in an additional provision for income taxes. If SAC is unable to or is unwilling to indemnify us for any of these deficiencies, we could experience a material adverse effect on our business and operating results.

Our strategy of investing in development-stage companies involves a number of risks and uncertainties

      We have invested in development-stage companies and each of these investments involves risks and uncertainties, including:

•	diversion of management’s attention from our core business;

•	failure to leverage our relationship with these companies to access new technologies or new markets;

•	inability to value investments appropriately or to predict changes to the future value of investments;

•	inability to manage investments effectively; and

•	loss of cash invested.

                  We incur or may incur significant accounting charges that, individually or in aggregate, could create net losses under generally accepted accounting principles

      We incur or may incur significant accounting charges that, individually or in aggregate, could create losses under generally accepted accounting principles in future periods. Examples of these charges are:

•	Amortization of developed technology and other intangibles. We are currently incurring significant charges related to the amortization of developed technology and other intangibles. We expect the total amortization charge to be approximately $34.5 million per quarter through the first quarter of 2003. The quarterly amortization charge could increase as a result of future business combinations or impairment of our other intangibles. While we do not expect to record other intangibles impairment charges, we cannot be sure that we will not have to record impairment in the future. As of June 30, 2002, the total carrying amount of our other intangibles was $137.2 million;

•	Impairment of goodwill. On January 1, 2002, we adopted SFAS 142 and, as a result, we no longer amortize goodwill related to business combinations but test it for impairment at least annually. While we do not expect to record goodwill impairment charges, we cannot be sure that we will not have to record impairment in the future. As of June 30, 2002, the total carrying amount of our goodwill was $1,202.8 million;

•	Loss on strategic investments. In the third quarter of 2001 and in the second quarter of 2002, we recorded losses on strategic investments. Future losses will depend on the results of our quarterly reviews to determine if there has been a decline in the fair value that is other than temporary. As of June 30, 2002, the total carrying amount of our strategic investments was $11.3 million;

•	Stock-based compensation. We apply APB Opinion 25 and related interpretations in accounting for our stock option and stock purchase plans. Because the exercise price of options granted under our stock plans are generally equal to the market value of our common stock on the date of grant, no compensation cost has been recognized for grants under our stock option and stock purchase plans. Potential changes in practices regarding accounting for stock plans could result in significant accounting charges; and

•	Restructuring charges. We regularly perform evaluations of our operations and activities. Based on one of these evaluations, we may have excess capacity in our domestic and foreign facilities. Any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Restructuring charges could also result from future business combinations.

We have a significant amount of debt that we may be unable to service or repay

      In October 1997, we issued $100.0 million in aggregate principal amount at maturity of 5.25% convertible subordinated notes due 2004, of which $64.0 million was outstanding as of June 30, 2002. In August 1999, we issued $465.8 million in aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $387.8 million was outstanding as of June 30, 2002. As of June 30, 2002, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay our debts as they come due, we could be in default of those debts. For example, if we do not make timely payments, the notes could be declared immediately due and payable. Our substantial leverage could also increase our vulnerability to adverse economic and industry conditions because it makes it more difficult for us to raise capital if needed. In addition, any changes in accounting rules regarding our operating leases and built-to-suit facilities may affect our debt levels and operating expenses in the future.

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

Third parties may claim that we infringe their proprietary rights

      We may from time to time receive claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent and copyright infringement claims. We have received several trademark claims in the past and may receive more claims in the future based on the name VERITAS, which is a word commonly used in trade names throughout Europe and the western hemisphere. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

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

Natural disasters or power outages could disrupt our business

      We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events. Many of our operations are subject to these risks, particularly our operations located in California. In addition, our operations have been and could be further disrupted by temporary power losses in our California facilities due to power shortages. A natural disaster or other unanticipated problem could adversely affect our business, including both our primary data center and other internal operations and our ability to communicate with our customers or sell our products over the Internet.

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

Our stock price may be volatile in the future, and you could lose the value of your investment

      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be adversely affected by a number of factors, including:

•	announcements of our quarterly operating results or those of our competitors or our original equipment manufacturer customers;

•	rumors, announcements or press articles regarding management changes, changes in our operations, SEC or Nasdaq inquiries, or changes in practices regarding accounting for stock options;

•	changes in earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	the gain or loss of a significant customer;

•	announcements of new products by us, our competitors or our original equipment manufacturer customers; and

•	economic slowdowns in general.

      The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (“forward contracts”) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at June 30, 2002 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of June 30, 2002 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. All forward contracts mature in 61 days or less as of June 30, 2002 (dollars in thousands):

					Fair Market Value
	Local Currency				at June 30, 2002
	Contract Amount		Contract Amount		(US $)

Contracts to Sell US $
British pound	31,162.0 GB	P	47,450.4 US	D	56.1
Japanese yen	15,300.0 JP	Y	128.0 US	D	(0.3)
Contracts to Buy US $
Brazilian reals	3,144.0 BR	L	1,065.8 US	D	(45.2)
Mexican peso	14,540.0 MX	N	1,446.0 US	D	(10.9)
Contracts to Sell Euro €
Danish krone	4,240.0 DK	K	570.7 EU	R	0.3
Norwegian krone	4,312.0 NO	K	583.8 EU	R	(2.3)
Singapore dollar	1,544.0 SG	D	887.7 EU	R	(0.6)
Swedish krona	15,230.0 SE	K	1,667.9 EU	R	10.3
Swiss franc	1,121.0 CH	F	764.4 EU	R	(1.1)
US dollar	42,468.0 US	D	41,799.4 EU	R	57.1
Contracts to Buy Euro €
Australian dollar	9,220.0 AU	D	5,253.7 EU	R	(10.9)
British pound	41,870.0 GB	P	64,775.1 EU	R	11.5
Hong Kong dollar	21,570.0 HK	D	2,806.6 EU	R	0.8
Japanese yen	1,481,700.0 JP	Y	12,767.2 EU	R	219.8
South African rand	5,625.0 ZA	R	550.2 EU	R	0.9
UAE dirham	4,484.0 AE	D	1,242.0 EU	R	8.1
Contracts to Buy GBP $
South African rand	3,142.0 ZA	R	198.7 GB	P	0.5
UAE dirham	5,103.0 AE	D	912.6 GB	P	5.1

Interest Rate Risk

      We are exposed to interest rate risk, primarily on our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, investment grade commercial paper, medium-term notes, corporate notes and bonds, government agency securities (taxable and non-taxable), asset-backed securities and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2002, approximately 63% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 44% of our investment portfolio matures less than 90 days from the date of purchase.

      Long-term debt of $451.8 million consists of our 5.25% notes of $64.0 million and our 1.856% notes of $387.8 million. The interest rate of 1.856% on the 1.856% notes, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

      The following table presents the amounts of our cash equivalents, investments and long-term debt, according to maturity date, that may be subject to interest rate risk and the average interest rates as of June 30, 2002 by year of maturity (dollars in thousands):

	2002 Amortized Cost

		Due in			2001
	Due in	2003 and		2002	Amortized
	2002	Thereafter	Total	Fair Value	Cost

Cash equivalents and short-term Investments:
Fixed rate	$965,978	$790,527	$1,756,505	$1,771,703	$823,681
Average fixed rate	2.39%	3.23%	2.77%	2.74%	6.45%
Variable rate	$162,425	—	$162,425	$162,425	$26,382
Average variable rate	2.01%	—	2.01%	2.01%	6.51%
Total cash equivalents and short-term investments:
Investments	$1,128,403	$790,527	$1,918,930	$1,934,128	$850,063
Average rate	2.34%	3.23%	2.70%	2.68%	6.45%
Long-term investments:
Fixed rate	—	—	—	—	$56,138
Average fixed rate	—	—	—	—	6.58%
Long-term debt:
Fixed rate	—	$451,849	$451,849	$533,269	$456,587
Average fixed rate	—	6.32%	6.32%	6.32%	6.23%

      In September 2000, we entered into a three-year cross currency interest rate swap for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of June 30, 2002, 15 monthly payments of €4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at June 30, 2002 was $(5.2) million. As a result of entering into the swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because we are receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of June 30, 2002, the impact of these fluctuations was not significant. This hedge was deemed to be perfectly effective as of June 30, 2002.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of our build-to-suit lease agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If our credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered perfectly effective with all changes in the fair value included in other comprehensive income. If our credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of June 30, 2002, the fair value of the interest rate swaps was $(4.0) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of June 30, 2002, we held one marketable equity security, representing a total market value of $0.4 million. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by less than $0.1 million. If our marketable equity security investments as of June 30, 2002 had been valued using prices as of July 31, 2002, the value of these securities would have decreased by less then $0.1 million, or 16%. This estimate is not necessarily indicative of future performance and actual results may differ materially.

      We also make investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that was other than temporary. During the second quarter of 2002, we recognized impairment losses of $14.8 million on our strategic investments when we determined that there had been a decline in the fair value of the investment that was other than temporary. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing, and the uncertainty of its financial conditions. We cannot assure you that our investment will have the above mentioned results, or even that we will not lose all or any part of these investments.

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      On October 23, 2001, Storage Computer Corporation filed an action against the Registrant in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. On November 30, 2001, Storage Computer Corporation filed an amended complaint to add VERITAS Software Global Corporation, a subsidiary of the Registrant, as a defendant. On February 6, 2002, Storage Computer Corporation filed an action alleging infringement of a second patent held by Storage Computer Corporation. On March 21, 2002, Storage Computer Corporation filed an action alleging infringement of a third patent held by Storage Computer Corporation. The United States District Court for the Northern District of Texas has subsequently consolidated all of these actions. The Registrant and its subsidiary filed answers to these consolidated actions denying all material allegations of Storage Computer Corporation’s complaints, and filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit. Storage Computer Corporation is claiming that the following products of the Registrant infringe upon one or more of Storage Computer Corporation’s patents: VERITAS Volume Manager release 3.01 and later (individually or as part of a suite of products); VERITAS SANPoint Direct; VERITAS SANPoint Foundation Suite; and VERITAS SANPoint Foundation Suite HA. Storage Computer Corporation is seeking unspecified damages, treble damages, costs of suit and attorneys’ fees, and a permanent injunction from further alleged infringement. The Registrant believes that it has adequate defenses and counterclaims relative to the claims of infringement asserted against it and intends to vigorously defend this action.

Item 4.     Submission of Matters to a Vote of Security Holders

      At the annual meeting of stockholders held by the Registrant on May 14, 2002 (the “Annual Meeting”), each of the following individuals was elected to the Registrant’s classified board of directors as Class A directors to hold office for a term of three years or until his successor is duly elected or qualified or until his resignation or removal:

		Votes
	Votes For	Withheld

Mark Leslie	331,277,796	7,179,625
David J. Roux	333,712,299	4,745,122
Geoffrey W. Squire	279,229,741	59,227,680

      In addition, the following individuals’ terms of office as directors continued after the Annual Meeting:

Gary L. Bloom	Steven D. Brooks	William H. Janeway
Stephen J. Luczo	Joseph D. Rizzi	Fred van den Bosch

      The following proposals were also approved at the Annual Meeting:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Approve the VERITAS 2002 Employee Stock Purchase Plan	156,151,045	116,706,351	2,736,303	62,863,722
Approve the VERITAS 2002 Directors Stock Option Plan	233,698,576	39,567,089	2,328,034	62,863,722
Ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2002	324,725,853	11,860,432	1,871,136	0

      The following proposal was not approved at the Annual Meeting:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Approve the VERITAS 2002 Equity Incentive Plan	79,982,326	193,415,789	2,195,584	62,863,722

Item 5.     Other Information

      The Audit Committee of the Registrant has approved its auditors, KPMG LLP, to perform audit services related to the consolidated financial statements for the year ending December 31, 2002, and quarterly reviews of the unaudited consolidated financial statements for the periods ending June 30, September 30 and December 31, 2002. In addition, the Audit Committee has approved the following non-audit services anticipated to be performed by KPMG LLP through the end of 2002: statutory audit services related to international subsidiaries; regulatory compliance reviews related to international stock plans; tax consulting services; and general accounting advice.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01	VERITAS Participation Agreement Third Amendment dated January 16, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.				X
10.02	First Amendment to Credit Agreement and Other Intercreditor Agreements dated March 1, 2002 by and among Bank of America, N.A. as “Agent”, the various banks and other lending institutions which are parties thereto from time to time as “Lenders” and Wells Fargo Bank Northwest, National Association as “Owner Trustee”				X
10.03	Consent Letter Agreement regarding Roseville, Minnesota Facility dated March 1, 2002 by and among Bank of America, N.A. as “Agent”, VERITAS, VSGC, VOC, VERITAS Software Technology Corporation and VERITAS Software Technology Holding Corporation				X
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

4/17/02	5, 7	VERITAS announced financial results for its first quarter ended March 31, 2002 and included the press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002

VERITAS SOFTWARE CORPORATION

/s/ KENNETH E. LONCHAR

Kenneth E. Lonchar
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01	VERITAS Participation Agreement Third Amendment dated January 16, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.				X
10.02	First Amendment to Credit Agreement and Other Intercreditor Agreements dated March 1, 2002 by and among Bank of America, N.A. as “Agent”, the various banks and other lending institutions which are parties thereto from time to time as “Lenders” and Wells Fargo Bank Northwest, National Association as “Owner Trustee”				X
10.03	Consent Letter Agreement regarding Roseville, Minnesota Facility dated March 1, 2002 by and among Bank of America, N.A. as “Agent”, VERITAS, VSGC, VOC, VERITAS Software Technology Corporation and VERITAS Software Technology Holding Corporation				X
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

4/17/02	5, 7	VERITAS announced financial results for its first quarter ended March 31, 2002 and included the press release.