Form 10-Q
period 2002-09-30
VERITAS SOFTWARE CORP /DE/
filed 2002-11-14
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

      The number of shares of the Registrant’s common stock outstanding as of October 31, 2002 was 411.6 million shares.

VERITAS SOFTWARE CORPORATION

PART I:     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$831,571	$538,419
Short-term investments	1,291,467	1,156,441
Accounts receivable, net of allowance for doubtful accounts of $13,438 at September 30, 2002 and $12,616 at December 31, 2001.	115,128	176,635
Deferred income taxes	122,834	124,527
Other current assets	67,457	66,466

Total current assets	2,428,457	2,062,488
Property and equipment, net	230,799	225,763
Other intangibles, net	102,159	209,722
Goodwill, net	1,202,814	1,202,814
Other non-current assets	28,383	52,451
Deferred income taxes	84,840	45,375

Total assets	$4,077,452	$3,798,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,016	$32,244
Accrued compensation and benefits	81,562	89,637
Accrued acquisition and restructuring costs	10,786	12,093
Other accrued liabilities	78,099	80,833
Income taxes payable	124,305	63,735
Deferred revenue	256,773	239,110

Total current liabilities	581,541	517,652
Convertible subordinated notes	456,007	444,408
Deferred and other income taxes	113,100	113,100

Total liabilities	1,150,648	1,075,160
Stockholders’ equity:
Common stock	431	423
Additional paid-in capital	6,329,420	6,228,914
Accumulated deficit	(1,696,791)	(1,803,528)
Accumulated other comprehensive loss	(4,192)	(292)
Treasury stock, at cost; 18,675 shares at September 30, 2002 and at December 31, 2001	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,926,804	2,723,453

Total liabilities and stockholders’ equity	$4,077,452	$3,798,613

See accompanying notes to the condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net revenue:
User license fees	$240,699	$240,014	$742,286	$842,711
Services	124,985	100,217	358,537	275,184

Total net revenue	365,684	340,231	1,100,823	1,117,895
Cost of revenue:
User license fees	8,250	7,919	26,222	28,298
Services	46,686	33,952	132,693	99,983
Amortization of developed technology	16,457	15,791	50,264	47,295

Total cost of revenue	71,393	57,662	209,179	175,576

Gross profit	294,291	282,569	891,644	942,319
Operating expenses:
Selling and marketing	122,042	138,659	375,736	427,180
Research and development	69,182	61,636	202,067	177,742
General and administrative	35,179	29,687	102,905	84,077
Amortization of other intangibles	18,016	18,076	54,048	54,304
Amortization of goodwill	—	203,725	—	610,466
Acquisition and restructuring costs (reversals)	—	(5,000)	—	(5,000)

Total operating expenses	244,419	446,783	734,756	1,348,769

Income (loss) from operations	49,872	(164,214)	156,888	(406,450)
Interest and other income, net	10,619	15,697	37,480	51,537
Interest expense	(7,606)	(7,552)	(22,988)	(21,847)
Loss on strategic investments	—	(16,074)	(14,802)	(16,074)

Income (loss) before income taxes	52,885	(172,143)	156,578	(392,834)
Provision (benefit) for income taxes	16,659	(10,157)	49,841	54,227

Net income (loss)	$36,226	$(161,986)	$106,737	$(447,061)

Net income (loss) per share — basic	$0.09	$(0.40)	$0.26	$(1.12)

Number of shares used in computing per share amounts — basic	410,898	400,455	408,827	397,783

Net income (loss) per share — diluted	$0.09	$(0.40)	$0.25	$(1.12)

Number of shares used in computing per share amounts — diluted	416,587	400,455	418,823	397,783

See accompanying notes to the condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$106,737	$(447,061)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,087	69,500
Amortization of other intangibles	54,048	54,304
Amortization of goodwill	—	610,466
Amortization of developed technology	50,264	47,295
Amortization of original issue discount on convertible notes	12,099	11,343
Provision for doubtful accounts	4,017	4,374
Acquisition and restructuring costs (reversals)	—	(5,000)
Tax benefits from stock plans	19,593	83,005
Loss on strategic investments	14,802	16,074
Gain on sale of assets	(62)	—
Deferred income taxes	(39,437)	(45,687)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	57,490	21,151
Other assets	9,980	7,629
Accounts payable	(2,228)	(12,348)
Accrued compensation and benefits	(8,075)	2,936
Accrued acquisition and restructuring costs	(1,414)	(27,528)
Other accrued liabilities	4,533	(12,711)
Income taxes payable	60,570	7,383
Deferred revenue	17,663	24,572

Net cash provided by operating activities	440,667	409,697
Cash flows from investing activities:
Purchases of investments	(1,258,682)	(1,195,468)
Sales and maturities of investments	1,122,807	579,156
Purchases of property and equipment	(83,704)	(124,318)
Business acquisitions	—	(24,000)
Strategic investments in businesses	—	(17,110)
Payments made for 2001 business acquisitions	(7,267)	—

Net cash used for investing activities	(226,846)	(781,740)
Cash flows from financing activities:
Proceeds from issuance of common stock	80,422	85,114

Net cash provided by financing activities	80,422	85,114
Effect of exchange rate changes	(1,091)	3,727

Net increase (decrease) in cash and cash equivalents	293,152	(283,202)
Cash and cash equivalents at beginning of period	538,419	886,558

Cash and cash equivalents at end of period	$831,571	$603,356

Supplemental disclosures:
Cash paid for interest	$10,304	$10,318
Cash paid for income taxes	$14,000	$8,461
Supplemental schedule of non-cash financing transactions:
Issuance of common stock for conversion of notes	$500	$82

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in VERITAS Software Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. In the second quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS 142 and did not record an impairment charge upon completion of the test. In the future, the Company will perform the annual impairment test during the fourth quarter of each fiscal year or when a change in facts and circumstances indicate that the fair value of the reporting unit may be below its carrying amount. The Company does not expect to record an impairment charge upon completion of the next annual impairment test to be performed during the fourth quarter of 2002, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

      SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes Emerging Issues Task Force Issue (“EITF”) No. 94-3 Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the Company’s commitment to an exit plan as prescribed under the EITF. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 will be effective prospectively for exit or disposal activities of the Company that are initiated after December 31, 2002. As of September 30, 2002, SFAS 146 has no impact on the Company’s financial position and results of operations. SFAS 146 will have no impact on the Company’s facility restructuring plan to exit and consolidate certain of its facilities, which is discussed in Note 13.

5.     Strategic Investments

      The Company holds investments in common and preferred stock of publicly traded and privately-held companies. The total carrying amount of the Company’s strategic investments was $11.3 million as of September 30, 2002, and was included in other non-current assets. In the second quarter of 2002, the Company recorded impairment losses on strategic investments of $14.8 million. As of September 30, 2002, the Company determined that there was no further impairment in its strategic investments. The losses represented write-downs of the Company’s carrying amount of the investments and were determined by reviewing the following:

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$36,226	$(161,986)	$106,737	$(447,061)

Denominator:
Denominator for basic net income (loss) per share — weighted-average shares outstanding	410,898	400,455	408,827	397,783
Potential common shares	5,689	—	9,996	—

Denominator for diluted net income (loss) per share	416,587	400,455	418,823	397,783

Basic net income (loss) per share	$0.09	$(0.40)	$0.26	$(1.12)

Diluted net income (loss) per share	$0.09	$(0.40)	$0.25	$(1.12)

      For the three and nine months ended September 30, 2002, potential common shares consist of employee stock options using the treasury method. The following table sets forth the potential common shares that were excluded from the net income (loss) per share computations (in thousands) as their effect would be antidilutive:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Employee stock options outstanding(1)	44,723	57,694	35,547	56,253
5.25% convertible subordinated notes	6,695	6,748	6,695	6,749
1.856% convertible subordinated notes	12,981	12,981	12,981	12,981

(1)	For the three and nine months ended September 30, 2002, 44,723 and 35,547 employee stock options were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive. For the three and nine months ended September 30, 2001, all employee stock options were excluded from the computation of diluted net loss per share because the effect would have been antidilutive.

      The weighted average exercise price of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three and nine months ended September 30, 2002 was $55.58 and $66.04 per share, respectively. The weighted average exercise price of all employee stock options outstanding for the three and nine months ended September 30, 2001 was $45.66 and $44.86 per share, respectively.

7.     Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. As a result, the Company will no longer amortize goodwill, but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	September 30, 2002 and December 31, 2001

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Goodwill	$3,293,744	$2,090,930	$1,202,814

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$250,826	$204,122	$46,704
Distribution channels	234,800	195,667	39,133
Trademarks	24,350	20,291	4,059
Other intangible assets	29,700	24,363	5,337

Intangibles related to business acquisitions	539,676	444,443	95,233
Convertible subordinated notes issuance costs	14,506	7,580	6,926

Total other intangibles assets	$554,182	$452,023	$102,159

	December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$258,027	$159,425	$98,602
Distribution channels	234,800	151,642	83,158
Trademarks	24,350	15,724	8,626
Other intangible assets	29,700	18,726	10,974

Intangibles related to business acquisitions	546,877	345,517	201,360
Convertible subordinated notes issuance costs	14,506	6,144	8,362

Total other intangibles assets	$561,383	$351,661	$209,722

      The total amortization expense related to goodwill, developed technology, and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Goodwill	$—	$203,725	$—	$610,466
Developed technology	16,457	15,791	50,264	47,295
Distribution channels	14,675	14,675	44,025	44,025
Trademarks	1,522	1,522	4,567	4,567
Other intangible assets	1,819	1,879	5,456	5,712

Total amortization	$34,473	$237,592	$104,312	$712,065

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total expected future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future
Year	Amortization

2002 (for the fourth quarter of 2002 only)	$34,495
2003	59,493
2004	1,245

Total	$95,233

      The adjusted net income per share excluding amortization of goodwill is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$36,226	$(161,986)	$106,737	$(447,061)
Add back:
Amortization of goodwill	—	203,725	—	610,466

Adjusted net income	$36,226	$41,739	$106,737	$163,405

Basic net income (loss) per share	$0.09	$(0.40)	$0.26	$(1.12)
Diluted net income (loss) per share	$0.09	$(0.40)	$0.25	$(1.12)
Add back:
Amortization of goodwill	—	0.50	—	1.53

Adjusted basic net income per share	$0.09	$0.10	$0.26	$0.41

Adjusted diluted net income per share	$0.09	$0.10	$0.25	$0.39

8.     Comprehensive Income (Loss)

      The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$36,226	$(161,986)	$106,737	$(447,061)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	100	(2,636)	5,613	(262)
Derivative financial instrument adjustments	(2,165)	9,563	(6,705)	3,989
Unrealized gain (loss) on marketable securities	1,484	583	(2,808)	767

Comprehensive income (loss)	$35,645	$(154,476)	$102,837	$(442,567)

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive loss are (in thousands):

	September 30,	December 31,
	2002	2001

Foreign currency translation adjustments	$(3,216)	$(8,829)
Derivative financial instrument adjustments	(4,359)	2,346
Unrealized gain on marketable securities	3,383	6,191

Accumulated other comprehensive loss	$(4,192)	$(292)

9.     Derivative Financial Instruments

      In September 2000, the Company entered into a three-year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan are swapped for U.S. dollar-fixed principal and interest payments. As of September 30, 2002, 12 monthly payments of €4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at September 30, 2002 was $(4.9) million. As a result of entering into the swap, the Company has mitigated its exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving monthly fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in Euro and U.S. dollar foreign currency rates and U.S. dollar interest rates. As of September 30, 2002 the impact of these fluctuations was not significant. This cash flow hedge was deemed to be highly effective as of September 30, 2002.

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of its build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on a stated fixed rate and will receive interest payments based on the 3-month London Inter Bank Offer Rate (“LIBOR”). The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If the Company’s credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered highly effective with all changes in the fair value included in other comprehensive income. If the Company’s credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of September 30, 2002, the fair value of the interest rate swaps was $(10.7) million. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
User license fees(1):
United States	$155,311	$168,872	$484,772	$586,232
Europe(2)	54,848	44,110	167,251	175,496
Other(3)	30,540	27,032	90,263	80,983

Total	240,699	240,014	742,286	842,711

Services(1):
United States	90,272	80,053	271,662	220,711
Europe(2)	24,255	14,329	61,902	37,816
Other(3)	10,458	5,835	24,973	16,657

Total	124,985	100,217	358,537	275,184

Total net revenue	$365,684	$340,231	$1,100,823	$1,117,895

	September 30,	December 31,
	2002	2001

Long-lived assets(4):
United States	$1,465,554	$1,592,060
Europe(2)	57,265	33,945
Other(3)	12,953	12,294

Total	$1,535,772	$1,638,299

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS 131, such as deferred income taxes. Reconciliation to total assets reported (in thousands):

	September 30,	December 31,
	2002	2001

Total long-lived assets	$1,535,772	$1,638,299
Other assets, including current	2,541,680	2,160,314

Total consolidated assets	$4,077,452	$3,798,613

      One customer, a major distributor, represented approximately 12% of the Company’s net revenue for the three months ended September 30, 2002 and the same customer represented approximately 10% of the Company’s net revenue for the nine months ended September 30, 2002.

User License Fees Information

      The Company markets and distributes its software products both as individual software products and as integrated product suites, also referred to as application solutions. The Company derives its user license fees from the sale of its core technologies, including data protection and file system and volume management

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products, from its emerging technologies, including cluster and replication and SAN or NAS products, and from its application solutions, which include technologies from both its core and emerging technologies. User license fees from core technologies were $210.7 million for the three months ended September 30, 2002 and $204.5 million for the three months ended September 30, 2001. User license fees from core technologies were $649.2 million for the nine months ended September 30, 2002 and $715.0 million for the nine months ended September 30, 2001. User license fees from emerging technologies were $30.0 million for the three months ended September 30, 2002 and $35.5 million for the three months ended September 30, 2001. User license fees from emerging technologies were $93.1 million for the nine months ended September 30, 2002 and $127.7 million for the nine months ended September 30, 2001.

      User license fees from application solutions, as stand-alone products, were $49.7 million for the three months ended September 30, 2002 and $44.9 million for the three months ended September 30, 2001. User license fees from application solutions, as stand-alone products, were $148.6 million for the nine months ended September 30, 2002 and $178.2 million for the nine months ended September 30, 2001. User license fees generated by application solutions are allocated between core technology products and emerging technology products.

11.     Credit Facility

      During 2001, the Company extended and amended the terms of its $50.0 million unsecured credit facility held with a syndicate of financial institutions. In September 2002, this credit facility expired in accordance with its terms and was not renewed by the Company.

      During the first quarter of 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.2 million). At September 30, 2002, no amount was outstanding under this credit facility. The short-term credit facility is due to expire in March 2003. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offer Rate (“TIBOR”) plus 0.5%. There are no covenants on the credit facility and the loan has been guaranteed by VERITAS Software Global Corporation, a wholly-owned subsidiary of the Company.

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

      During 2001 and 2002, the Company amended its existing lease agreement, originally signed in 1999, for corporate campus facilities in Mountain View, California. The facilities of 425,000 square feet provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and facilities) for the termination value of $145.2 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company occupies these facilities

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and began making lease payments in 2001. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001 and 2002, the Company amended its existing lease agreement, originally signed in 2000, for its facilities in Roseville, Minnesota. The Company improved and expanded its existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in 2001. The facilities provide space for technical support and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and facilities) for the termination value of $41.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $35.1 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company occupies these facilities and began making lease payments in 2001. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001 and 2002, the Company amended its existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plans to develop the site in two phases. The first phase of 466,000 square feet was completed in the third quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and first phase facilities) for the termination value of $194.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $180.5 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company began paying the lease payments in the third quarter of 2002 and will commence occupying a portion of the new campus facilities in the first quarter of 2003. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts. The Company is currently analyzing its development schedule for the second phase of the campus, and at this time no commitments have been made with respect to the start of construction.

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

      The agreements for the facilities described above require that the Company maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which the Company was in compliance with as of September 30, 2002. All the facilities are subject to deeds of trust in favor of the respective lessors in order to secure the Company’s obligations under the leases.

13.     Subsequent Event

      In October 2002, the Company’s board of directors approved a facility restructuring plan to exit and consolidate certain of its facilities located in 17 metropolitan areas worldwide. In connection with this restructuring plan, the Company will record a restructuring charge to operating expenses of approximately

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$99 million during the fourth quarter of 2002. This restructuring charge will be comprised primarily of: (i) costs of approximately $87 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs; and (ii) write-offs of approximately $12 million for leasehold improvements and other fixed assets. Total cash outlays under this restructuring plan are expected to be approximately $87 million. The Company expects to begin realizing the related cost savings in the third quarter of 2003.

      Actual costs and cost savings related to this restructuring plan may vary depending on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, the Company’s ability to obtain subleases related to these facilities, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some facilities’ leases.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements regarding our expectations, beliefs, plans, intentions or strategies regarding the future, which involve many risks and uncertainties. These forward-looking statements include statements regarding expansion of our international operations, effects of business combinations and acquisitions, changes in license and service revenue, revenue mix, license and service gross margin, expense, amortization and impairment estimates and future commitments. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. The actual results that we achieve may differ materially from those anticipated by any forward-looking statement due to risks and uncertainties including those described below under “Factors That May Affect Future Results.”

      Unless expressly stated or the content otherwise requires, the terms “we”, “our”, “us” and “VERITAS” refer to VERITAS Software Corporation and its subsidiaries.

Overview

      VERITAS is a leading independent supplier of storage software products and services. Storage software includes storage management and data protection software as well as clustering, replication and SAN or NAS software. We develop and sell products for most popular operating systems, including various versions of Windows, UNIX and Linux. We also develop and sell products that support a wide variety of servers, storage devices, databases, applications and network solutions. Customers use our software solutions in a wide variety of industries, and include many leading global corporations and e-commerce businesses. We also provide a full range of services to assist our customers in assessing, architecting and implementing their storage software solutions.

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

International Sales and Operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 33% of our total revenue for the three months ended September 30, 2002 and 27% of our total revenue for the three months ended September 30, 2001. Our international revenue accounted for approximately 31% of our total revenue for the nine months ended September 30, 2002 and 28% of our total revenue for the nine months ended September 30, 2001. Our international revenue increased 32% from $91.3 million for the three months ended September 30, 2001 to $120.1 million for the three months ended September 30, 2002. The majority of this increase is due to higher revenues from license and service fees in Europe. Our international revenue increased 11% from $311.0 million for the nine months ended September 30, 2001 to $344.4 million for the nine months ended September 30, 2002. User license and service revenue is attributed to geographic regions based on location of our customers.

      We believe that our success depends upon continued expansion of our international operations. We currently have sales and service offices and resellers located in North America, Europe, Asia-Pacific, South America and the Middle East, and a development center in India. International expansion will require us to establish additional foreign offices, hire additional personnel and recruit new international resellers, resulting in the need for significant management attention and the expenditure of financial resources. To the extent that we are unable to meet these additional requirements, growth in international sales will be limited, which would have an adverse effect on our business, operating results and financial condition.

Seagate Technology Transaction

      On November 22, 2000, we completed a multi-party transaction with Seagate Technology, which we refer to as Seagate, and Suez Acquisition Company (Cayman) Limited, which we refer to as SAC, a company formed by a group of private equity firms. The transaction was a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, we acquired Seagate and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with the operating assets sold to SAC. We did not acquire Seagate’s disc drive business or any other Seagate operating business. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of ours merged with and into Seagate, following which Seagate became our wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation.

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

      Acquisition-related costs are summarized below (in millions):

Direct
Transaction
Costs

Provision accrued at acquisition date	$40.0
Cash payments	(8.6)

Balance at December 31, 2000	31.4
Cash payments	(26.0)
Reversals	(5.0)

Balance at December 31, 2001	0.4
Cash payments	(0.1)

Balance at September 30, 2002	$0.3

      In the third quarter of 2001, we reversed $5.0 million of attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate stockholders that was paid by SAC. We anticipate that the remaining $0.3 million of accrued acquisition-related costs will be paid in 2002 and in the first half of 2003.

      For the three and nine months ended September 30, 2002, the transaction had no impact on our consolidated statements of operations. The impacts of the decrease of approximately 18.7 million shares of our outstanding common stock and the impact of the reversal of the $5.0 million of attorneys fees during the three and nine months ended September 30, 2001 on our net income per share is outlined in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss) per share — diluted	$0.09	$(0.40)	$0.25	$(1.12)
Adjustment:
Effect of the reduction of 18.7 million shares	(0.01)	0.01	(0.01)	0.04
Effect of the reversal of $5.0 million of attorneys’ fees	0.00	0.00	0.00	0.00

Adjusted net income (loss) per share — diluted	$0.08	$(0.39)	$0.24	$(1.08)

      As of September 30, 2002 and December 31, 2001, the transaction had impacts on our consolidated balance sheets. The impact on our assets and liabilities as of September 30, 2002 and December 31, 2001 were as follows:

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	accrued acquisition and restructuring costs included $0.3 million of direct transaction costs at September 30, 2002 and $0.4 million of direct transaction costs at December 31, 2001;

•	income taxes payable included an additional $21.3 million; and

•	deferred and other income taxes included an additional $113.1 million.

      As of September 30, 2002 and December 31, 2001, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and related to certain tax liabilities that we expect to pay after the merger. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlements of these audits and the amounts reimbursed by SAC are different from the amounts recorded, the difference will be recorded as a component of income tax expense or benefit and may significantly affect the Company’s effective tax rate for the period in which the settlements take place.

Business Combinations

      As of September 30, 2002, as a result of the acquisition of Network & Storage Management Group business of Seagate Software, Inc., or NSMG, in 1999 and three acquisitions of privately-held companies in 2001, we had the following acquisition-related accruals (in millions):

		2001
	NSMG	Acquisitions	Total

Provision accrued at acquisition date	$43.4	$—	$43.4
Cash payments	(19.5)	—	(19.5)
Non-cash charges	(11.7)	—	(11.7)

Balance at December 31, 1999	12.2	—	12.2
Cash payments	(4.7)	—	(4.7)

Balance at December 31, 2000	7.5	—	7.5
Provision accrued at acquisition date	—	1.9	1.9
Cash payments	(1.2)	(1.1)	(2.3)

Balance at December 31, 2001	6.3	0.8	7.1
Cash payments	—	(0.5)	(0.5)

Balance at September 30, 2002	$6.3	$0.3	$6.6

      The remaining acquisition-related costs accrual of $6.6 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire in various years through 2013.

      In addition, we recorded restructuring charges related to the NSMG acquisition. These restructuring charges consisted of cancellation of facilities leases and other contracts, involuntary termination benefits relating to the salary and fringe benefit expense for terminated employees in research and development, and write-off of redundant equipment and leasehold improvements.

      Restructuring costs are summarized below (in millions):

			Write-off of
	Cancellation of		Redundant Equipment
	Facilities Leases and	Involuntary	and Leasehold
	Other Contracts	Termination Benefits	Improvements	Total

Provision accrued at acquisition date	$8.8	$1.3	$0.9	$11.0
Cash payments	—	(0.9)	—	(0.9)
Non-cash charges	—	—	(0.9)	(0.9)

Balance at December 31, 1999	8.8	0.4	—	9.2
Cash payments	(0.2)	—	—	(0.2)
Reversals	(3.9)	(0.4)	—	(4.3)

Balance at December 31, 2000	4.7	—	—	4.7
Cash payments	—	—	—	—

Balance at December 31, 2001	4.7	—	—	4.7
Cash payments	(1.1)	—	—	(1.1)

Balance at September 30, 2002	$3.6	$—	$—	$3.6

      We anticipate that the remaining restructuring charge accrual of $3.6 million will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire in various years through 2012.

Accounting Pronouncements Affecting the Accounting Treatment of Previous Business Combinations

      For the three and nine months ended September 30, 2001, we incurred net losses due to the amortization of developed technology, goodwill and other intangibles mainly related to the acquisitions of NSMG, TeleBackup Systems, Inc. and NuView Inc., in 1999. On January 1, 2002, upon adoption of SFAS 142, Goodwill and Other Intangible Assets, the quarterly charges related to the amortization of developed technology, goodwill and other intangibles have changed. Because of these changes, we no longer amortize goodwill related to business combinations and as a result we were profitable in the three and nine months ended September 30, 2002. Refer to the “New Accounting Pronouncements” section in this Item 2 for a discussion on the impacts of the adoption of SFAS 142 on our financial statements.

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

      Maintenance includes updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches. Maintenance revenue is recognized ratably over the maintenance term. Training consists of courses taught by our instructors at our facility or at the customer’s site. Various courses are offered that are specific to the licensed products. Training fees are based on a per course basis and revenue is recognized as the services are performed. Consulting consists primarily of product installation, storage architecture assistance and disaster recovery assessments. Installation services provided by us are not mandatory. Installation can be performed by the customer, a third party or us. Consulting fees are based on a daily rate.

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

      We define revenue recognition criteria as follows:

      Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a written contract, which is signed by both the customer and us, and a purchase order for all new standard end-user arrangements above a certain dollar threshold prior to recognizing revenue on an arrangement. All other standard end user license arrangements require a customer purchase order prior to recognizing revenue on an arrangement.

      For customers entering into a site license, it is our practice to require a written contract and a site license addendum signed by both the customer and us and a purchase order to serve as evidence of the arrangement.

      Reseller and distributor arrangements require a written contract and a purchase order prior to recognizing revenue on an arrangement.

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

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, we defer the revenue and recognize it upon acceptance, except for government contracts, as acceptance terms are standard in all government arrangements and returns have historically not occurred. Acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

      We will review our goodwill for impairment annually during the fourth quarter, or when an event or a change in facts and circumstances indicate the fair value of our reporting unit may be below its carrying amount. Events or changes in facts and circumstances that we consider as impairment indicators include the following:

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

      If we determine that one or more impairment indicators are present, we will compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

      As of September 30, 2002, we had not recorded an impairment loss on our long-lived assets. We do not expect to record an impairment loss on these assets in the near future.

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. We must also assess the likelihood that deferred tax assets will be realized from future taxable income, including the likelihood that income of a source and character needed to realize such tax benefits will be earned, and, based on this assessment, establish a valuation allowance if required. As of September 30, 2002, we determined the valuation allowance to be $71.4 million based upon uncertainties related to our ability to recover two main components of our deferred tax assets. These two components are tax benefits of certain assets acquired in the NSMG acquisition and tax benefits from employee stock option activity.

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

      During the quarter ended June 30, 2002, we recorded impairment losses of $14.8 million on our strategic investments due to the determination that there had been a decline in the fair value of our investments that was other than temporary. As of September 30, 2002, we determined that there was no further impairment in our strategic investments.

Results of Operations

      The following tables set forth the condensed consolidated statement of operations expressed as a percentage of total net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue:
User license fees	66%	71%	67%	75%
Services	34%	29%	33%	25%

Total net revenue	100%	100%	100%	100%
Cost of revenue:
User license fees	2%	2%	2%	3%
Services	13%	10%	12%	9%
Amortization of developed technology	5%	5%	5%	4%

Total cost of revenue	20%	17%	19%	16%
Gross profit	80%	83%	81%	84%
Operating expenses:
Selling and marketing	33%	41%	34%	38%
Research and development	19%	18%	19%	16%
General and administrative	9%	9%	9%	8%
Amortization of other intangibles	5%	5%	5%	5%
Amortization of goodwill	—	60%	—	55%
Acquisition and restructuring costs (reversals)	—	(2)%	—	(1)%

Total operating expenses	66%	131%	67%	121%
Income (loss) from operations	14%	(48)%	14%	(37)%
Interest and other income, net	3%	5%	3%	5%
Interest expense	(2)%	(3)%	(2)%	(2)%
Loss on strategic investments	—	(5)%	(1)%	(1)%

Income (loss) before income taxes	15%	(51)%	14%	(35)%
Provision (benefit) for income taxes	5%	(3)%	4%	5%

Net income (loss)	10%	(48)%	10%	(40)%

Net Revenue

      Total net revenue increased 7% from $340.2 million for the three months ended September 30, 2001 to $365.7 million for the three months ended September 30, 2002, and decreased 2% from $1,117.9 million for the nine months ended September 30, 2001 to $1,100.8 million for the nine months ended September 30, 2002. We expect total net revenue to increase slightly in the fourth quarter of 2002 compared to the third quarter of 2002. Our revenue is comprised of user license fees and services revenue.

      User License Fees. User license fees increased slightly from $240.0 million for the three months ended September 30, 2001 to $240.7 million for the three months ended September 30, 2002. For the three months ended September 30, 2001, the revenue from user license fees were adversely impacted by the events of September 11, 2001. User license fees decreased 12% from $842.7 million for the nine months ended September 30, 2001 to $742.3 million for the nine months ended September 30, 2002 primarily due to weak general economic conditions during the first three quarters of 2002. For the nine months ended September 30, 2002, our customers tended to purchase our products on an as-needed basis due to limited capital spending budgets, resulting in fewer large end-user transactions and less user license fees from emerging technologies. In the fourth quarter of 2002, we expect user license fees to increase slightly as compared to the third quarter of 2002.

      We market and distribute our software products both as individual software products and as integrated products suites, also referred to as application solutions. We derive our user license fees from the sale of our core technologies, including data protection and file system and volume management products, from our emerging technologies, including cluster and replication and SAN and NAS products, and from our application solutions, which include technologies from both our core and emerging technologies. User license fees from our core technologies increased 3% from $204.5 million for the three months ended September 30, 2001 to $210.7 million for the three months ended September 30, 2002, and decreased 9% from $715.0 million for the nine months ended September 30, 2001 to $649.2 million for the nine months ended September 30, 2002. User license fees from our core technologies accounted for 88% of user license fees for the three months ended September 30, 2002 and 85% for the three months ended September 30, 2001, and accounted for 87% of user license fees for the nine months ended September 30, 2002 and 85% for the nine months ended September 30, 2001. User license fees from our emerging technologies decreased 16% from $35.5 million for the three months ended September 30, 2001 to $30.0 million for the three months ended September 30, 2002, and decreased 27% from $127.7 million for the nine months ended September 30, 2001 to $93.1 million for the nine months ended September 30, 2002. User license fees from our emerging technologies accounted for 12% of user license fees for the three months ended September 30, 2002 and 15% for the three months ended September 30, 2001, and accounted for 13% of user license fees for the nine months ended September 30, 2002 and 15% for the nine months ended September 30, 2001.

      User license fees from our application solutions increased 11% from $44.9 million for the three months ended September 30, 2001 to $49.6 million for the three months ended September 30, 2002, and decreased 17% from $178.2 million for the nine months ended September 30, 2001 to $148.6 million for the nine months ended September 30, 2002. The user license fees generated by application solutions are allocated between core technology and emerging technology products. Most of our application solutions include a major component of emerging technologies.

      In the three and nine months ended September 30, 2002 and 2001, we recorded a number of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees remained stable at $36.4 million for the three months ended September 30, 2001 compared to $36.2 million for the three months ended September 30, 2002, and decreased 10% from $180.6 million for the nine months ended September 30, 2001 to $162.0 million for the nine months ended September 30, 2002.

      Our user license fees from original equipment manufacturers decreased 12% from $43.6 million for the three months ended September 30, 2001 to $38.5 million for the three months ended September 30, 2002, and decreased 18% from $143.6 million for the nine months ended September 30, 2001 to $117.8 million for the nine months ended September 30, 2002. User license fees from original equipment manufacturers accounted for 16% of user license fees for the three months ended September 30, 2002 and 18% for the three months ended September 30, 2001, and accounted for 16% for the nine months ended September 30, 2002 and 17% for the nine months ended September 30, 2001.

      Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, from consulting and training services. Service revenue increased 25% from $100.2 million for the three months ended September 30, 2001 to $125.0 million for the three months ended September 30, 2002, and increased 30% from $275.2 million for the nine months ended September 30, 2001 to $358.5 million for the nine months ended September 30, 2002. The increase was primarily due to the continued strength of our customer support renewals. Service revenue represented 34% of total net revenue for the three months ended September 30, 2002 and 33% for the nine months ended September 30, 2002. We expect service revenue to remain stable or slightly increase in absolute dollars in the fourth quarter of 2002.

Cost of Revenue

      Cost of revenue increased 24% from $57.7 million for the three months ended September 30, 2001 to $71.4 million for the three months ended September 30, 2002, and increased 19% from $175.6 million for the nine months ended September 30, 2001 to $209.2 million for the nine months ended September 30, 2002. Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Gross margin on service revenue varies depending upon the mix of maintenance, technical support, consulting and training services. We expect total gross margin to fluctuate in the future, reflecting mix between license and service revenue and timing differences between increased organizational investments and the recognition of revenue expected from these investments.

      Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to the acquisitions of NSMG, TeleBackup and NuView in 1999. Cost of user license fees increased slightly from $23.7 million and $75.6 million for the three and nine months ended September 30, 2001 to $24.7 million and $76.5 million for the three and nine months ended September 30, 2002. Gross margin on user license fees remained constant at 90% for the three months ended September 30, 2001 and the three months ended September 30, 2002, and decreased slightly from 91% for the nine months ended September 30, 2001 to 90% for the nine months ended September 30, 2002. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 97% for the three months ended September 30, 2002 and 96% for the nine months ended September 30, 2002 and 97% for the three and nine months ended September 30, 2001. The gross margin on user license fees may vary from period to period based on the license revenue mix because some products carry higher royalty rates than others. In the fourth quarter of 2002, we expect gross margin on user license fees to remain stable as a percentage of user license fee revenue.

      Cost of Service Revenue. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of service revenue increased 38% from $34.0 million for the three months ended September 30, 2001 to $46.7 million for the three months ended September 30, 2002, and increased 33% from $100.0 million for the nine months ended September 30, 2001 to $132.7 million for the nine months ended September 30, 2002. These increases primarily resulted from the increases in our service revenue. Gross margin on service revenue decreased slightly from 66% for the three months ended September 30, 2001 to 63% for the three months ended September 30, 2002, and decreased slightly from 64% for the nine months ended September 30, 2001 to 63% for the nine months ended September 30, 2002. In the fourth quarter of 2002, we expect the costs of service revenue to remain stable or slightly increase in absolute dollars and we expect the gross margin on service revenue to remain stable as a percentage of service revenue.

      Amortization of Developed Technology. Amortization of developed technology increased 4% from $15.8 million for the three months ended September 30, 2001 to $16.5 million for the three months ended September 30, 2002, and increased 6% from $47.3 million for the nine months ended September 30, 2001 to $50.3 million for the nine months ended September 30, 2002. These amounts mainly represent the amortization of the developed technology recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The increase in 2002 relates to an acquisition that occurred in the fourth quarter of 2001. The useful life of the developed technology acquired is two to four years and we expect the amortization to be approximately $16.5 million per quarter through the first quarter of 2003.

Operating Expenses

      Total operating expenses decreased 45% from $446.8 million for the three months ended September 30, 2001 to $244.4 million for the three months ended September 30, 2002, and decreased 46% from $1,348.8 million for the nine months ended September 30, 2001 to $734.8 million for the nine months ended September 30, 2002. The three and nine month decreases relate primarily to the adoption of SFAS 142, which requires that goodwill is no longer amortized. We believe that the percentage decrease in total operating expenses in this period is not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, and amortization of goodwill and other intangibles.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses decreased 12% from $138.7 million for the three months ended September 30, 2001 to $122.0 million for the three months ended September 30, 2002, and decreased 12% from $427.2 million for the nine months ended September 30, 2001 to $375.7 million for the nine months ended September 30, 2002. The decrease in absolute dollars for the three and nine months ended September 30, 2002 was primarily attributable to decreased compensation and sales commissions and, to a lesser extent, decreased advertising and promotion costs. As a percentage of net revenue, selling and marketing expenses decreased from 41% for the three months ended September 30, 2001 to 33% for the three months ended September 30, 2002, and decreased from 38% for the nine months ended September 30, 2001 to 34% for the nine months ended September 30, 2002. In the fourth quarter of 2002, we expect our selling and marketing expenses to remain stable or increase slightly in absolute dollars.

      Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 12% from $61.6 million for the three months ended September 30, 2001 to $69.2 million for the three months ended September 30, 2002, and increased 14% from $177.7 million for the nine months ended September 30, 2001 to $202.1 million for the nine months ended September 30, 2002. The increase in absolute dollars for the three and nine months ended September 30, 2002 was due primarily to increased compensation and benefits and, to a lesser extent, costs associated with outside services, primarily for localization and intellectual property protection. As a percentage of net revenue, research and development expenses increased from 18% for the three months ended September 30, 2001 to 19% for the three months ended September 30, 2002, and increased from 16% for the nine months ended September 30, 2001 to 18% for the nine months ended September 30, 2002. We believe that a significant level of research and development investment is required for us to remain competitive. In the fourth quarter of 2002, we expect these expenses to continue to increase in absolute dollars. We expect research and development expenses to fluctuate from time to time to the extent that we make periodic incremental investments in research and development.

      General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 18% from $29.7 million for the three months ended September 30, 2001 to $35.2 million for the three months ended September 30, 2002, and increased 22% from $84.1 million for the nine months ended September 30, 2001 to $102.9 million for the nine months ended September 30, 2002. The increase in absolute dollars for the three and nine months ended September 30, 2002 was primarily due to an increase in additional personnel costs related to additional employees, and to a lesser extent, expenses associated with outside services, primarily consulting services. As a percentage of net revenue, general and administrative expenses increased from 9% for the three months ended September 30, 2001 to 10% for the three months ended September 30, 2002 and from 8% for the nine months ended September 30, 2001 to 9% for the nine months ended September 30, 2002. In the fourth quarter of 2002, we expect general and administrative expenses to increase in absolute dollars.

      Amortization of Other Intangibles. Amortization of other intangibles was $18.0 million for the three months ended September 30, 2002, and $18.1 million for the three months ended September 30, 2001. Amortization of other intangibles was $54.0 million for the nine months ended September 30, 2002, and $54.3 million for the nine months ended September 30, 2001. This amount principally represents amortization of distribution channels, trademarks and other intangible assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of our other intangibles is two to four years. We expect the amortization related to other intangibles to be approximately $18.0 million per quarter through the first quarter of 2003.

      Amortization of Goodwill. Amortization of goodwill decreased from $203.7 million for the three months ended September 30, 2001 to zero for the three months ended September 30, 2002, and decreased from $610.5 million for the nine months ended September 30, 2001 to zero for the nine months ended September 30, 2002. This decrease arose from our adoption of the provisions of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002, which requires that goodwill no longer be amortized, but continue to be evaluated for impairment. Refer to the “New Accounting Pronouncements” section in this Item 2 for a discussion on the impacts of the adoption of SFAS 142 on our consolidated financial statements.

      Acquisition and Restructuring Costs (Reversals). In the third quarter of 2001, we reversed $5.0 million of net attorney’s fees originally accrued in connection with the leveraged buyout of Seagate Technology in relation to the Delaware lawsuit captioned In Re Seagate Technology, Inc. Shareholders’ Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling approving the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate Technology stockholders that was paid by SAC.

      Interest and Other Income, Net. Interest and other income, net decreased 32% from $15.7 million for the three months ended September 30, 2001 to $10.6 million for the three months ended September 30, 2002, and decreased 27% from $51.5 million for the nine months ended September 30, 2001 to $37.5 million for the nine months ended September 30, 2002. The decrease was due principally to the fall in interest rates in 2002 and a change in the mix of investment instruments toward shorter-term investments. This decrease exceeded the interest income earned on the higher level of funds we had available for investment, which were generated primarily from the net cash provided by operating activities.

      Interest Expense. Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. Interest expense remained constant at $7.6 million for the three months ended September 30, 2002 and 2001 and increased 5% from $21.8 million for the nine months ended September 30, 2001 to $23.0 million for the nine months ended September 30, 2002. The increase from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 is due primarily to amortization of the original issue discount on the 1.856% convertible notes.

      Loss on Strategic Investments. In the second quarter of 2002, we recognized impairment losses of $14.8 million on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments and were determined by using the factors outlined in our “Critical Accounting Policies” section in this Item 2. As of September 30, 2002, we determined that there was no further impairment of our strategic investments.

      Income Taxes. We had effective tax rates of 32% for the three months ended September 30, 2002, compared to negative 6% for the three months ended September 30, 2001. We had effective tax rates of 32% for the nine months ended September 30, 2002, compared to negative 14% for the nine months ended September 30, 2001. The change in the effective tax rate from 2001 to 2002 is due primarily to the effect of our becoming profitable, as a result of the amortization of goodwill no longer being expensed in accordance with SFAS 142. Refer to the “New Accounting Pronouncements” section in this Item 2 for the impacts of the adoption of SFAS 142 on our consolidated financial statements. Our September 30, 2002 and 2001 effective tax rates differed from the combined federal and state statutory rates due primarily to differences attributable to acquisition-related charges that were non-deductible for tax purposes.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

      SFAS 141, effective July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon adoption of SFAS 142 on January 1, 2002, we evaluated our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and made necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Also, we reassessed the useful lives and residual values of all intangible assets acquired, and made necessary amortization adjustments by March 31, 2002. No impairment loss was recognized and the adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

      SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the second quarter of 2002, we completed the transitional goodwill impairment test required by SFAS 142 and did not record an impairment charge upon completion of the test. SFAS 142 requires that we perform the goodwill impairment test annually, which will be performed during the fourth quarter of each year or when a change in facts and circumstances indicate that the fair value of our reporting unit may be below its carrying amount. We do not expect to record an impairment charge upon completion of the annual impairment test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

      In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operation — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 established a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations or cash flows.

      In December 2001, the FASB staff issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Topic D-103 requires companies to record certain reimbursements received for out-of-pocket expenses as revenue instead of an offset to the related expense. Upon application of Topic D-103, comparative financial statements for prior periods must be reclassified to comply with the guidance in this announcement. We adopted the provisions of Topic D-103 as of January 1, 2002. The adoption of Topic D-103 did not have a material impact on our financial position, results of operations or cash flows, and as a result, we did not reclassify prior period results.

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes Emerging Issues Task Force Issue (“EITF”) No. 94-3 Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of our commitment to an exit plan as prescribed under the EITF. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 will be effective prospectively for exit or disposal activities that are initiated after December 31, 2002. As of September 30, 2002, SFAS 146 has no impact on our financial position and results of operations. SFAS 146 will have no impact on our facility restructuring plan to exit and consolidate certain of our facilities, which is discussed further under Commitments.

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $2,123.0 million at September 30, 2002 and represented 77% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $1,694.9 million at December 31, 2001 and represented 71% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of money market funds, investment grade commercial paper, medium-term notes, corporate notes and bonds, government securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

      Operating activities provided cash of $440.7 million in the nine months ended September 30, 2002, primarily from net income after adjustments to exclude non-cash charges, increases in deferred revenue and income taxes payable and a decrease in accounts receivable. These items were partially offset by an increase in deferred income taxes. Operating activities provided cash of $409.7 million for the nine months ended September 30, 2001, primarily from income after adjustments to exclude non-cash charges, a decrease in accounts receivable and an increase in deferred revenue. These elements were partially offset by decreases in accrued restructuring and acquisition costs, accrued compensation and benefits, other accrued liabilities and an increase in deferred income taxes. For all periods presented, non-cash charges include amortization of intangibles related to acquisition activities, depreciation and amortization, tax benefits from stock plans and loss on strategic investments.

      Investing activities used cash of $226.8 million in the nine months ended September 30, 2002, due primarily to the net purchases of short-term investments of $135.9 million, and for the purchases of property and equipment of $83.7 million. Investing activities used cash of $781.7 million in the nine months ended September 30, 2001, due primarily to the net purchases of short and long-term investments of $616.3 million, and for the purchases of property and equipment of $124.3 million.

      Financing activities provided cash of $80.4 million in the nine months ended September 30, 2002, and $85.1 million in the nine months ended September 30, 2001, arising primarily from the issuance of common stock under our employee stock plans.

Convertible Subordinated Notes

      In October 1997, we issued $100.0 million, aggregate principal amount at maturity, of 5.25% convertible subordinated notes due in 2004 (the “5.25% notes”), for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of September 30, 2002, a total principal amount of $36.0 million had been converted into approximately 3.7 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.0 million outstanding as of September 30, 2002, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On November 5, 2002, the 5.25% notes became redeemable until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due in 2006 (the “1.856% notes”) for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount, represent a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of September 30, 2002, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of September 30, 2002, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On August 16, 2002, the 1.856% notes became redeemable until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

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

Commitments

      During 2001, we extended and amended the terms of our $50.0 million unsecured credit facility, which we held with a syndicate of financial institutions. In September 2002, this credit facility expired in accordance with its terms and was not renewed by the Company.

      During the first quarter of 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.2 million). At September 30, 2002, no amount was outstanding. The short-term credit facility is due to expire in March 2003. Borrowings under the short-term credit facility bear interest at TIBOR plus 0.5%. There are no covenants on the credit facility and the loan has been guaranteed by VERITAS Software Global Corporation, our wholly-owned subsidiary.

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

      During 2001 and 2002, we amended our existing lease agreement, originally signed in the second quarter of 1999, for corporate campus facilities in Mountain View, California. The facilities of 425,000 square feet provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $145.2 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We occupy these facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001 and 2002, we amended our existing lease agreement, originally signed in 2000, for our facilities in Roseville, Minnesota. We improved and expanded our existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in 2001. The facilities provide space for technical support and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $41.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $35.1 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We now occupy these facilities and began making lease payments in 2001. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001 and 2002, we amended our existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases. The first phase of 466,000 square feet was completed in the third quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and first phase facilities) for the termination value of $194.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $180.5 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We began paying the lease payments in the third quarter of 2002 and will commence occupying a portion of the new campus facilities in the first quarter of 2003. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts. We are currently analyzing our development schedule for the second phase of the campus, and at this time no commitments have been made with respect to the start of construction.

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

      The agreements for the facilities described above require that we maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of September 30, 2002. All the facilities are subject to deeds of trust in favor of the respective lessors in order to secure our obligations under the leases.

      We currently have operating leases for our facilities and rental equipment through 2023. In addition to our basic rent, we are responsible for all taxes, insurance and utilities related to the facilities. The table below shows our commitments related to our approximate minimum lease payments for our facilities and rental equipment as of September 30, 2002 (in millions):

Operating
Lease
Commitments

Three months ended December 31, 2002	$20.0
2003	75.5
2004	70.3
2005	47.4
2006	36.5
2007 and thereafter	165.5

Total minimum lease payments at September 30, 2002	$415.2

      We have performed an evaluation of our facilities requirements and we believe that our existing and planned facilities exceed our near-term needs due to slower than anticipated growth in the number of our employees as a result of ongoing economic weakness. In October 2002, our board of directors approved a facility restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. In connection with this restructuring plan, we will record a restructuring charge to operating expenses of approximately $99 million during the fourth quarter of 2002. Total cash outlays under this plan are expected to be approximately $87 million and relate to the costs associated with terminating and satisfying the remaining lease commitments, partially offset by sublease income, net of related sublease costs. We expect to begin realizing the related cost savings in the third quarter of 2003. Actual costs and cost savings related to this restructuring plan may vary depending on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some facilities’ leases.

      We believe that our current cash, cash equivalents and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Factors That May Affect Future Results

      In addition to other information contained in this quarterly report, you should consider carefully the following factors in evaluating VERITAS and our business.

Our actual revenue and earnings may be lower than analyst expectations in future periods, or we may lower our forecasted revenue and earnings in future periods, each of which could cause the market price of our securities to decline

      We may experience a shortfall in revenue in any given quarter or we may lower our forecasted revenue or earnings in future periods. Any such development could cause the market price of our securities to fall substantially. Our revenue in general, and our license revenue in particular, is difficult to forecast and is likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak and uncertain economic and industry conditions;

•	the timing and magnitude of our sales through our original equipment manufacturer customers, which may fluctuate from quarter to quarter as a result of varying demand for our original equipment manufacturers’ products and services;

•	the possibility that our original equipment manufacturers will introduce, market and sell products that compete with our products;

•	the unpredictability of the timing and magnitude of sales through our retail channel and direct sales channel, both of which tend to generate sales later in a quarter than original equipment manufacturer channel;

•	the possibility that we may realign our sales organization to increase the efficiency and productivity of our direct sales force;

•	the introduction and market acceptance of our new products and services, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of purchases by customers of our products and services;

•	the rate of adoption and long sales cycles of storage area networks and network attached storage appliance technology;

•	the rate at which our customers renew their service and maintenance contracts with us;

•	changes in our pricing and distribution terms or those of our competitors;

•	the possibility that our customers may defer purchases in anticipation of new products or product updates by us or by our competitors; and

•	the possibility that our customers may cancel, defer or limit purchases as a result of the threat of terrorism or military actions taken by the United States or its allies in reaction to that threat.

      You should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, we may not be able to quickly reduce our operating expenses. Therefore, any significant shortfall in revenue could have an immediate adverse effect on our operating results for that quarter. In addition, if we fail to manage our business effectively, we may experience higher operating expenses and lower operating margins. As a result, it is possible that in future periods our operating results may be below the expectations of securities analysts or investors, which could cause the price of our common stock to decline.

The loss of key personnel and any failure to successfully integrate replacement personnel could adversely affect our business

      Our future success depends upon the continued service of our key management, technical and sales personnel. Our officers and other key personnel are employees at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company over the years, and we cannot assure you that there will not be additional departures. The loss of any key employee could result in significant disruptions to our operations, and the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations and may be unsuccessful. We do not have any key person life insurance covering any of our personnel.

      In 2002, we hired a new chief financial officer and three other senior management personnel in marketing, product operations and corporate development. Any resulting restructuring of those organizations could adversely affect the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations. Our ability to execute effectively on our business strategy will depend on how well these individuals perform in their positions and are integrated within our company, particularly with our customers and our employees.

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively

      Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our costs would be excessive and our business and operating results could be adversely affected. We need to hire additional sales, technical and senior management personnel when required to support our business and to meet customer demand for our products and services. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. We cannot assure you that we will be successful in hiring or retaining qualified personnel.

      We have historically granted stock options to our employees as an important component of our total compensation package. Our 1993 Equity Incentive Plan will expire in October 2003. If we fail to obtain stockholder approval of a new stock option plan, we may not be able to grant stock options to employees as planned, which could limit or restrict our ability to retain and recruit employees. In addition, many of our outstanding stock options have exercise prices that are significantly higher than the current trading prices of our common stock, and the incentives created by these stock options is reduced. Furthermore, potential changes in practices regarding accounting for stock plans could result in significant accounting charges, which could both raise our costs and impair our ability to use stock options for compensation purposes. If we are unable to use stock options as a meaningful component of our total compensation package, we may be unsuccessful in attracting or retaining personnel or we may have to pay higher cash compensation.

We face intense competition, which could cause us to lose market share

      We have a number of competitors in the markets for our various products. If existing or new competitors gain market share in any of these markets, our business and operating results could be adversely affected. Our principal competitors are internal development groups of original equipment manufacturers that provide storage management functions to support their systems, as well as hardware and software vendors that offer backup, file system and volume management, clustering, replication, SAN and NAS products.

      Many of our original equipment manufacturer customers have products that compete with our products, and these original equipment manufacturers may choose to license their own products rather than offer our products to their customers, or limit our access to their hardware platforms. In addition, software vendors may choose to bundle their operating systems with their own or other vendors’ storage or clustering software, or limit our access to standard product interfaces for these operating systems. If our original equipment manufacturer customers or software vendors were to take any of these actions, we could lose market share and our operating results could be adversely affected.

      Many of our competitors have greater financial, technical, sales, marketing and other resources than we do. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional competition from these companies in the future.

We distribute our products through multiple distribution channels, each of which is subject to risks

      We sell our products through original equipment manufacturers, our direct sales and a retail distribution channel. In 2002, we changed our pricing structure for some of our products. If these changes to our pricing structure are not accepted by our customers, or if our sales force does not successfully implement the new pricing structure, our business and operating results could be adversely affected. We cannot assure you that our customers will accept the pricing structure or that they will renew their agreements with us as the terms of these agreements expire. In addition, if we fail to manage our distribution channels successfully, our distribution channels may conflict with one another or otherwise fail to perform as we anticipate, and our business and operating results could be adversely affected.

      Original equipment manufacturers. A portion of our revenue comes from our original equipment manufacturer customers that incorporate our products into their systems. This involves a number of risks, including:

•	our lack of control over the shipping dates or volumes of systems shipped by our original equipment manufacturer customers;

•	the absence of obligation of our original equipment manufacturer customers to recommend or offer our products;

•	the absence of minimum sales requirements and the ability of our original equipment manufacturer customers to terminate their relationship with us at any time;

•	a significant period of time may elapse before we realize any associated revenue, due to development work that we must generally undertake under the agreement with our original equipment manufacturer customers;

•	significant time may be needed for the sales and marketing organizations of our original equipment manufacturer customers and distributors to become familiar with and gain confidence in our products;

•	the ability of our original equipment manufacturer customers to choose not to continue to embed, market or distribute our products and instead choose to solely develop, market and distribute their own storage products or storage products from another party;

•	the possibility that our original equipment manufacturer customers could develop enhancements to and derivative products from our products; and

•	the possibility that our original equipment manufacturer customers may change their own base products, which could make it difficult for us to adapt our products to theirs.

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

      Retail distribution. Some of our software products are sold primarily in the retail channel, which poses different challenges than we face in selling our products through other distribution channels, including:

•	the VERITAS brand does not have high recognition in the retail channel;

•	retail distribution typically involves products with shorter life cycles;

•	the retail channel has higher risks of product returns, higher marketing expenses and less predictable market demand; and

•	our retail distributors have no obligation to continue selling our products and may terminate their relationships with us at any time.

Some of our original equipment manufacturer agreements may not result in increased product sales

      We have entered into original equipment manufacturer agreements with Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Under these agreements, we develop unique or limited functionality versions of our products to be included in these original equipment manufacturers’ products. If we are unable to leverage these relationships to increase product sales, we will have expended significant resources without generating corresponding revenue, which could adversely affect our business and our operating results. These relationships require our personnel to develop expertise with respect to the original equipment manufacturers’ products and markets and to cooperate closely with their personnel. We cannot assure you that we will be able to attract and retain qualified employees to work with our original equipment manufacturer customers or to develop and improve the products designed for these customers. These relationships are also dependent on a series of development, licensing and support agreements. We cannot assure you that these agreements will not be terminated by one or several of these original equipment manufacturers or that these agreements will be renewed when their terms expire or when new platforms are introduced by the original equipment manufacturers.

We face uncertainties in porting products to new operating systems and in developing new products

      Many of our products operate primarily on the UNIX computer operating system. We have also redesigned, or ported, these products to operate on the Windows NT and Linux operating systems. We continue to develop new products for UNIX, Windows NT and Linux. In addition, we entered into an agreement with IBM under which we will port our complete set of storage products to AIX 5L for IBM POWER PC. We may not be successful in porting our other storage products to IBM AIX. We may not accomplish any of this work quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. These activities require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, our porting and development work for the Windows NT market required us to hire additional personnel with expertise on these platforms and to devote engineering resources to these projects. For some operating systems, we must obtain from the owner of the operating system a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product line into other areas. We also cannot predict how quickly, or to what extent, the market for Linux will evolve. If the market for Linux does not develop as anticipated, or demand for our products and services in this market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

Our international sales and operations create special problems that could adversely affect our operating results

      We derive a substantial portion of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. Our international operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	restrictions on growth or maintenance of our revenue from international sales if we do not invest sufficiently in our international operations;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing our international operations, including difficulties related to administering our stock option plan in foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest, war or terrorism, particularly in areas in which we have facilities.

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

Sales of a small number of product lines make up a substantial portion of our revenue

      We derive and expect to derive a substantial majority of our revenue from a limited number of software products. For the nine months ended September 30, 2002, we derived approximately $649.2 million, or 87%, of our user license fees from our core technologies, including data protection, file system and volume management products. If our customers do not continue to purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected.

We derive a significant amount of revenue from only a few customers

      One customer, a major distributor, accounted for approximately 12% of our total net revenue for the three months ended September 30, 2002 and approximately 10% for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, no single customer accounted for greater than 10% of our total net revenue. We typically derive significant revenue from a small number of customers, including our original equipment manufacturer customers. If any of these customers were to reduce purchases of products or services from us, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of these customers have announced that their own businesses are slowing, which could adversely affect their demand for our products and services. In addition, many of our customers may believe that they have sufficient storage products to meet their current needs, which would reduce demand for our products and services. We do not have a contract with any of these customers that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance

      Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product updates and services on a timely basis, by extending the operation of our products on new platforms and by keeping pace with technological developments and emerging industry standards. In order to grow our business, we are committing substantial resources to developing new software products and services, including software products and services for the storage area networking market and the network attached storage appliance market. Each of these markets is new and unproven, and industry standards for these markets are evolving and changing. They also may require development of new channels. If these markets do not develop as anticipated, or demand for our products and services in these markets does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

      We have provided standards-setting organizations and various partners with access to our standard product interfaces through our VERITAS Enabled Program. If these standards-setting organizations or our partners do not accept our standard product interfaces for use with other products, or if our partners are better able to capitalize on the use of our standard product interfaces, then our business and operating results could be adversely affected.

Our growth strategy is risky because it includes business acquisitions

      As part of our growth strategy, we have in the past acquired and expect in the future to acquire other businesses, business units and technologies. Acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our core business;

•	integration of acquired business operations and employees with our existing business, including coordination of geographically dispersed operations, which in the past has taken longer and was more complex than initially expected for some acquired companies;

•	incorporation of acquired business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

•	loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	assumption of liabilities of the acquired business, including costly litigation related to alleged liabilities of the acquired business;

•	presentation of a unified corporate image to our customers and our employees; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

As a result of the Seagate Technology leveraged buyout and merger transaction, our subsidiary may be liable to third parties for liabilities resulting from Seagate’s operations before the transaction

      In November 2000, Seagate Technology became our subsidiary. As part of that transaction, Suez Acquisition (Cayman) Company, or SAC, acquired the operating assets of Seagate Technology. SAC assumed and agreed to indemnify us for substantially all liabilities arising in connection with Seagate Technology’s operations prior to the transaction. However, governmental organizations or other third parties may seek recourse against our subsidiary or us for these liabilities. As a result, our subsidiary could receive claims related to a wide range of possible liabilities. The main area of potential liability for our Seagate Technology subsidiary relates to tax liabilities. Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management attention. Moreover, if SAC is unable or unwilling to indemnify us as agreed, we could incur unexpected costs. For example, the Internal Revenue Service is currently auditing past tax returns of Seagate Technology. We can predict neither the outcome of these audits, nor the amount of any liability we might incur arising from these audits.

The Seagate merger consideration may be subject to recovery under fraudulent conveyance laws

      The leveraged buyout of assets from Seagate Technology and our acquisition of the remaining corporate assets may in the future be challenged by a creditor of Seagate Technology as a fraudulent transfer. If a court were to determine that a fraudulent transfer had occurred, one of the remedial actions it could take would be to order that the transaction be unwound. Because we have integrated Seagate Technology into our business, unwinding the acquisition would be extremely costly for us. In addition, any litigation in connection with this matter could be costly in terms of time and resources and could divert the attention of management from our core business.

Our effective tax rate may increase

      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. We do not have a history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. In addition, in November 2000, we acquired Seagate Technology, which has certain federal and state tax returns for various fiscal years under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlements of these audits and the amounts reimbursed by SAC, as required by the Seagate buyout agreements, are different from the amounts recorded, the difference will be recorded as a component of income tax expense or benefit and may significantly affect our effective tax rate for the period in which the settlements take place.

We incur or may incur significant accounting charges that, individually or in aggregate, could create net losses under generally accepted accounting principles

      We incur or may incur significant accounting charges that, individually or in aggregate, could create losses under generally accepted accounting principles in future periods. Examples of these charges are:

•	Amortization of developed technology and other intangibles. We are currently incurring significant charges related to the amortization of developed technology and other intangibles. We expect the total amortization charge to be approximately $34.5 million per quarter through the first quarter of 2003. The quarterly amortization charge could increase as a result of future business combinations or impairment of our other intangibles. While we do not expect to record other intangibles impairment charges, we cannot be sure that we will not have to record impairment in the future. As of September 30, 2002, the total carrying amount of our other intangibles was $102.2 million;

•	Impairment of goodwill. On January 1, 2002, we adopted SFAS 142 and, as a result, we no longer amortize goodwill related to business combinations but test it for impairment at least annually. While we do not expect to record goodwill impairment charges, we cannot be sure that we will not have to record impairment in the future. As of September 30, 2002, the total carrying amount of our goodwill was $1,202.8 million;

•	Loss on strategic investments. In the third quarter of 2001 and in the second quarter of 2002, we recorded losses on strategic investments. Future losses will depend on the results of our quarterly reviews to determine if there has been a decline in the fair value that is other than temporary. As of September 30, 2002, the total carrying amount of our strategic investments was $11.3 million;

•	Stock-based compensation. We apply APB Opinion 25 and related interpretations in accounting for our stock option and stock purchase plans. Because the exercise price of options granted under our stock plans are generally equal to the market value of our common stock on the date of grant, no compensation cost has been recognized for grants under our stock option and stock purchase plans. Potential changes in practices regarding accounting for stock plans could result in significant accounting charges; and

•	Restructuring charges. We regularly perform evaluations of our operations and activities. Any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Restructuring charges could also result from future business combinations. As a result of an evaluation of our facilities requirements, we believe that we have excess capacity in our domestic and foreign facilities. In October 2002, our board of directors approved a restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. In connection with this restructuring plan, we expect to record a restructuring charge of approximately $99 million during the fourth quarter of 2002.

We may not be able to successfully execute our facility restructuring efforts, or we may find that the assumptions that underlie our facility restructuring plan are not reflective of future market results

      In October 2002, our board of directors approved a restructuring plan to exit and consolidate some of our facilities based on our evaluation that our existing and planned facilities would exceed our near-term facilities needs due to slower than anticipated growth in the number of our employees as a result of weak and uncertain economic and industry conditions. In connection with this restructuring plan, we expect to record a restructuring charge of approximately $99 million during the fourth quarter of 2002. Our restructuring plan includes assumptions related to our ability to enter sublease and/or lease termination arrangements regarding some of our facilities. We cannot predict if, or when, we will be able to successfully enter sublease and/or lease termination arrangements for these facilities or if the actual terms of these arrangements will be as favorable as those assumed under our restructuring plan. Should we be unable to execute our restructuring plan under terms as favorable as those assumed under the restructuring plan, we may be required to materially increase our restructuring charge in future periods. We also cannot predict if our evaluation of our needs is accurate or if weak and uncertain economic and industry conditions will continue once we begin to implement our restructuring plan. We may find that our facility requirements are greater than estimated under our plan, which could necessitate procuring facilities at rates higher and at costs in addition to facilities that have been vacated by us. In addition, we cannot assure you that our restructuring program will achieve the anticipated benefits or will be completed in accordance with the contemplated timetable.

We have a significant amount of debt that we may be unable to service or repay

      In October 1997, we issued $100.0 million in aggregate principal amount at maturity of 5.25% convertible subordinated notes due 2004, of which $64.0 million was outstanding as of September 30, 2002. In August 1999, we issued $465.8 million in aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $392.0 million was outstanding as of September 30, 2002. As of September 30, 2002, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay our debts as they come due, we could be in default of those debts. For example, if we do not make timely payments, the notes could be declared immediately due and payable. Our outstanding debt could also increase our vulnerability to adverse economic and industry conditions by making it more difficult for us to raise capital if needed. In addition, any changes in accounting rules regarding our operating leases and built-to-suit facilities may affect our debt levels and operating expenses in the future.

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

Natural disasters or power outages could disrupt our business

      We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events. Many of our operations are subject to these risks, particularly our operations located in California. In addition, our operations have been and could be further disrupted by temporary power shortages in our California facilities. A natural disaster, power outage or other unanticipated problem could adversely affect our business, including both our primary data center and other internal operations and our ability to communicate with our customers or sell our products over the Internet.

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

Our stock price may be volatile in the future, and you could lose the value of your investment

      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be adversely affected by a number of factors, including:

•	announcements of our quarterly operating results or those of our competitors or our original equipment manufacturer customers;

•	rumors, announcements or press articles regarding changes in our management, organization, operations or prior financial statements; or inquiries by the SEC, Nasdaq or regulatory bodies.

•	changes in earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	the gain or loss of a significant customer;

•	announcements of new products by us, our competitors or our original equipment manufacturer customers; and

•	economic slowdowns in general.

      The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and we have established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at September 30, 2002 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of September 30, 2002 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of

September 30, 2002, all forward contracts mature in 35 days or less, with the exception of one contract with a maturity of 96 days (dollars in thousands):

					Fair Market Value
	Local Currency				at September 30, 2002
	Contract Amount		Contract Amount		(US $)

Contracts to Sell US $
Euro	41,100.0	Euro	40,074.1	USD	525.7
Euro	15,000.0	Euro	14,625.0	USD	192.5
GBP	2,846.0	GBP	4,427.7	USD	(16.7)
Contracts to Buy US $
Mexican peso	9,800.0	MXN	959.2	USD	0.1
Brazilian reals	4,000.0	BRL	1,215.1	USD	162.5
Contracts to Sell Euro €
Swedish krona	13,380.0	SEK	1,460.3	EUR	0.3
Singapore dollar	363.0	SGD	209.1	EUR	(2.3)
Swiss franc	1,094.0	CHF	747.0	EUR	3.4
Danish krone	1,800.0	DKK	242.3	EUR	—
Norwegian krone	2,107.0	NOK	286.8	EUR	1.2
Contracts to Buy Euro €
Australian dollar	21,277.0	AUD	11,869.1	EUR	168.6
British pound	38,786.0	GBP	61,868.5	EUR	(85.4)
UAE dirham	10,046.0	AED	2,806.9	EUR	35.1
Taiwan dollar	9,854.0	TWD	290.5	EUR	4.4
Hong Kong dollar	15,032.0	HKD	1,977.0	EUR	(25.6)
South African rand	6,724.0	ZAR	645.3	EUR	1.6
Japanese yen	1,953,500.0	JPY	16,377.4	EUR	(130.5)

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

      Long-term debt of $456.0 million consists of our 5.25% notes of $64.0 million and our 1.856% notes of $392.0 million. The interest rate of 1.856% on the 1.856% notes, together with the accrual of original issue discount, represents a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

      The following table presents the amounts of our cash equivalents, investments and long-term debt, according to maturity date, that may be subject to interest rate risk and the average interest rates as of September 30, 2002 by year of maturity (dollars in thousands):

	2002 Amortized Cost
					December 21,
		Due in			2001
	Due in	2003 and		2002	Amortized
	2002	Thereafter	Total	Fair Value	Cost

Cash equivalents and short-term
Investments:
Fixed rate	$843,172	$723,593	$1,566,765	$1,566,396	$1,096,141
Average fixed rate	1.83%	3.16%	2.44%	2.44%	3.76%
Variable rate	$217,425	208,853	$426,278	$426,167	$202,574
Average variable rate	1.98%	2.10%	2.04%	2.04%	2.12%
Total cash equivalents and short-term investments:
Investments	$1,060,597	$932,446	$1,993,043	$1,992,563	$1,298,715
Average rate	1.86%	2.92%	2.36%	2.36%	3.51%
Long-term investments:
Fixed rate	—	—	—	—	—
Average fixed rate	—	—	—	—	—
Long-term debt:
Fixed rate	—	$456,007	$456,007	$484,912	$444,408
Average fixed rate	—	6.32%	6.32%	6.32%	6.32%

      In September 2000, we entered into a three-year cross currency interest rate swap for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan are swapped for U.S. dollar-fixed principal and interest payments. As of September 30, 2002, 12 monthly payments of €4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at September 30, 2002 was $(4.9) million. As a result of entering into the swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because we are receiving monthly fixed interest payments under the swap, we are still subject to fluctuations in value due to changes in Euro and U.S. dollar foreign currency rates and U.S. dollar interest rates. As of September 30, 2002, the impact of these fluctuations was not significant. This hedge was deemed to be perfectly effective as of September 30, 2002.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of our build-to-suit lease agreements. Under the terms of these interest rate swaps, we make payments based on a stated fixed rate and will receive interest payments based on the 3-month LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If our credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered perfectly effective with all changes in the fair value included in other comprehensive income. If our credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in our statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of September 30, 2002, the fair value of the interest rate swaps was $(10.7) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements.

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of September 30, 2002, we held one marketable equity security, representing a total market value of $0.3 million. If this marketable equity security had been valued using prices as of October 31, 2002, the value of this security would have decreased by less then $0.1 million from the value as of September 30, 2002. This estimate is not necessarily indicative of future performance and actual results may differ materially.

      We also make investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that was other than temporary. During the second quarter of 2002, we recognized impairment losses of $14.8 million on our strategic investments when we determined that there had been a decline in the fair value of the investment that was other than temporary. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing, and the uncertainty of its financial conditions. As of September 30, 2002, we determined that there was no further impairment in these investments. We cannot assure you that our investment will have the above mentioned results, or even that we will not lose all or any part of these investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and our chief financial officer, based upon their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that as of their evaluation date, our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

      There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, which occurred as of the evaluation date referenced in the above paragraph.

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      On October 23, 2001, Storage Computer Corporation filed an action against VERITAS Software Corporation in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. On November 30, 2001, Storage Computer Corporation filed an amended complaint to add VERITAS Software Global Corporation, our subsidiary, as a defendant. On February 6, 2002, Storage Computer Corporation filed an action alleging infringement of a second patent held by Storage Computer Corporation. On March 21, 2002, Storage Computer Corporation filed an action alleging infringement of a third patent held by Storage Computer Corporation. The United States District

Court for the Northern District of Texas has subsequently consolidated all of these actions. VERITAS Software Corporation and its subsidiary filed answers to these consolidated actions denying all material allegations of Storage Computer Corporation’s complaints, and filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit. On September 9, 2002, Storage Computer Corporation was granted leave to amend its pleadings to withdraw the allegations of infringement by us with respect to one of the asserted patents. On September 23, 2002, we filed a counterclaim against Storage Computer Corporation alleging infringement of one of our patents. Storage Computer Corporation is claiming that the following products of VERITAS infringe upon one or more of Storage Computer Corporation’s patents: VERITAS Volume Manager release 3.01 and later (individually or as part of a suite of products); VERITAS SANPoint Direct; VERITAS SANPoint Foundation Suite; and VERITAS SANPoint Foundation Suite HA. Storage Computer Corporation is seeking unspecified damages, treble damages, costs of suit and attorneys’ fees, and a permanent injunction from further alleged infringement. We believe that we have adequate defenses and counterclaims relative to the claims of infringement asserted against us and intend to vigorously defend this action.

Item 5.	Other Information

Corporate Governance and Nominating Committee

      In May 2002, our board of directors established a new committee, known as the Corporate Governance and Nominating Committee. This committee has the following responsibilities:

•	advise and make recommendations to the board of directors on matters concerning corporate governance;

•	review potential or actual conflicts of interest involving members of the board of directors;

•	help identify, evaluate and recruit candidates to fill vacancies on the board of directors;

•	identify the nominees for election to the board of directors at the annual meeting of stockholders; and

•	oversee the evaluation of members of the board of directors.

      The current members of the Corporate Governance and Nominating Committee are Steven Brooks, Joseph Rizzi and David Roux, all of whom are independent members of the board of directors. The chairman of the Corporate Governance and Nominating Committee is David Roux.

AOL/Time Warner

      In response to subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/Time Warner, we are furnishing information to the SEC, including information relating to transactions we entered into with AOL in September of 2000. We are cooperating with the SEC’s investigation.

      The transactions involved a $50 million software license and services sale to AOL and a $20 million advertising services purchase from AOL. We recognized $37 million of revenue in the fourth quarter of 2000 and have been recognizing the remaining $13 million as revenue over the three-year support period. The $20 million of advertising expense was recorded over the five quarters during which AOL provided advertising services to us, beginning in the fourth quarter of 2000 and ending in the fourth quarter of 2001. We are currently reviewing our accounting treatment for these transactions, focusing on the $20 million of advertising services expense and $20 million of the revenue.

Chief Financial Officer

      On November 12, 2002, we announced that Mr. Edwin Gillis will join the company as our Chief Financial Officer and Executive Vice President, Finance, effective November 18, 2002. Mr. Gillis will oversee all aspects of our financial management, control, reporting, planning and investor relations. Most recently, Mr. Gillis served as Executive Vice President and Chief Financial Officer of Parametric Technology Corporation, a software company, which he joined as its Chief Financial Officer in October 1995.

Audit and Non-Audit Services

      Our Audit Committee has approved our auditors, KPMG LLP, to perform audit services related to the consolidated financial statements for the year ending December 31, 2002, and quarterly reviews of the unaudited consolidated financial statements for the periods ending June 30, September 30 and December 31, 2002. In addition, the Audit Committee has approved the following non-audit services anticipated to be performed by KPMG LLP through the end of 2002; statutory audit services related to international subsidiaries; regulatory compliance reviews related to international stock plans; tax consulting services; merger and acquisition related due diligence services; and general accounting advice.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.01		Fifth Amendment and Restatement of Certain Operative Agreements, dated as of September 24, 2002 among VERITAS Software Global Corporation, or VSGC, the various parties to the participation agreement and other operative agreements from time to time as “Guarantors”, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A. as “Agent” for the secured parties				X
10.02		Sixth Amendment and Restatement of Certain Operative Agreements, dated as of September 24, 2002 among VSGC, the various parties to the participation agreement and other operative agreements from time to time as “Guarantors”, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A. as “Agent” for the secured parties				X
10.03		VERITAS Participation Agreement Fourth Amendment dated September 24, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”				X
10.04		VERITAS Participation Agreement Fifth Amendment dated October 11, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”				X
10	.05*	Amended and Restated Employment Agreement dated as of August 12, 2002 between VERITAS Software Global Corporation and Michael Cully				X
99.01		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract, compensatory plan or arrangement

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

7/17/02	5, 7	VERITAS Software announced financial results for its second quarter ended June 30, 2002 and included the related press release
8/14/02	7, 9	VERITAS Software’s Chief Executive Officer and Chief Financial Officer submitted sworn statements to the Securities and Exchange Commission in accordance with the SEC’s June 27, 2002 order pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934
10/4/02	5, 7	VERITAS Software announced the resignation of Kenneth Lonchar, its Executive Vice President, Finance and Chief Financial Officer and included the related press release

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

VERITAS SOFTWARE CORPORATION

/s/ JAY A. JONES

Jay A. Jones
Senior Vice President, Chief
Administrative Officer and
Acting Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

CERTIFICATIONS

      I, Gary L. Bloom, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VERITAS Software Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Dated: November 14, 2002

/s/ GARY L. BLOOM

Gary L. Bloom
Chief Executive Officer

      I, Jay A. Jones, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VERITAS Software Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Dated: November 14, 2002

/s/ JAY A. JONES

Jay A. Jones
Acting Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.01		Fifth Amendment and Restatement of Certain Operative Agreements, dated as of September 24, 2002 among VERITAS Software Global Corporation, or VSGC, the various parties to the participation agreement and other operative agreements from time to time as “Guarantors”, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A. as “Agent” for the secured parties				X
10.02		Sixth Amendment and Restatement of Certain Operative Agreements, dated as of September 24, 2002 among VSGC, the various parties to the participation agreement and other operative agreements from time to time as “Guarantors”, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A. as “Agent” for the secured parties				X
10.03		VERITAS Participation Agreement Fourth Amendment dated September 24, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”				X
10.04		VERITAS Participation Agreement Fifth Amendment dated October 11, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”				X
10	.05*	Amended and Restated Employment Agreement dated as of August 12, 2002 between VERITAS Software Global Corporation and Michael Cully				X
99.01		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

* Management contract, compensatory plan or arrangement.