Form 10-K/A
period 2001-12-31
VERITAS SOFTWARE CORP /DE/
filed 2003-03-17
CIK 1084408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant’s definitive proxy statement, delivered to stockholders in connection with the Registrant’s Annual Meeting of Stockholders held on May 14, 2002, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

      On January 17, 2003, VERITAS Software Corporation (the “Company”) announced that it would restate its accounting for transactions with AOL Time Warner (“AOL”) entered into in September 2000. The transactions involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by the Company of advertising services from AOL at a stated value of $20.0 million. The Company originally recorded $36.9 million of revenue in 2000 and has been recognizing the remaining $13.1 million in revenue over a three-year support period. The purchase of advertising services at a stated value of $20.0 million was recorded as an expense as the services were provided in 2000 and 2001.

      The Company has conducted an internal review of the AOL transactions and other contemporaneous customer-vendor transactions to determine if the fair value of goods and services purchased and sold could be reasonably determined. The Company has determined that the fair value of the goods and services purchased and sold in the AOL transactions could not be reasonably determined and has accordingly restated its financial results to reflect a reduction in revenues and expenses of $20.0 million. The Company is also restating two additional contemporaneous transactions involving software licenses and the purchase of on-line advertising services entered into in 2000 to reflect an additional reduction in revenues and expenses of $977,000. The periods affected by the restatement include fiscal years ended December 31, 2000 and 2001. In fiscal year 2000, the restatement reduces revenue by $19.9 million and increases net loss and net loss per share by $8.6 million and $0.02, respectively. In fiscal year 2001, the restatement reduces revenue by $0.4 million and decreases net loss and net loss per share by $9.0 million and $0.02, respectively. Additionally, as of December 31, 2001, the deferred revenue balance was reduced by $0.7 million. The restated financial results for 2000 and 2001 are contained in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company has determined that the restatement described above does not affect the Company’s previously filed quarterly reports on Form 10-Q for quarters ended March 31, 2002 through September 30, 2002.

      This report is being filed to amend and restate the following items contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 28, 2002:

•	Item 6 (Selected Financial Data),

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations),

•	Item 8 (Financial Statements and Supplementary Data), and

•	Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

      In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K.

PART II

Item 6. Selected Financial Data

      The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. As described in Note 20 to our consolidated financial statements, we have restated our consolidated financial statements as of December 31, 2000 and 2001 and for the years ended December 31, 2000 and 2001.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(As restated)(1)	(As restated)(1)

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	$1,491,928	$1,187,441	$596,112	$210,865	$121,125
Amortization of developed technology	63,086	62,054	35,659	—	—
Amortization of goodwill and other intangibles	886,651	879,032	510,943	—	—
Stock-based compensation	8,949	—	—	—	—
Acquisition and restructuring costs (reversals)	(5,000)	(4,260)	11,000	—	8,490
In-process research and development	—	—	104,200	600	—
Income (loss) from operations	(548,053)	(567,100)	(475,237)	53,668	20,076
Net income (loss)	(642,329)	(628,385)	(502,958)	51,648	22,749
Net income (loss) per share — basic	$(1.61)	$(1.57)	$(1.59)	$0.24	$0.11
Net income (loss) per share — diluted	$(1.61)	$(1.57)	$(1.59)	$0.22	$0.10
Number of shares used in computing per share amounts — basic	399,016	400,034	316,892	211,558	205,300
Number of shares used in computing per share amounts — diluted	399,016	400,034	316,892	232,519	222,716

	December 31,

	2001	2000	1999	1998	1997

	(As restated)(1)	(As restated)(1)

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Working capital	$1,545,276	$916,084	$630,440	$198,069	$187,667
Total assets	3,798,376	4,073,278	4,233,277	349,117	241,880
Long-term obligations	444,408	429,176	451,044	100,000	100,000
Accumulated deficit	(1,803,088)	(1,160,759)	(532,374)	(29,416)	(81,064)
Stockholders’ equity	2,723,893	2,973,978	3,393,061	169,854	104,193

(1)	See Note 20 to the consolidated financial statements.

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

      As described in Note 20 to our consolidated financial statements, we have restated our consolidated financial statements as of December 31, 2000 and 2001 and for the years ended December 31, 2000 and 2001.

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

International sales and operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 29% of our total revenue in 2001, 25% of our total revenue in 2000 and 24% of our total revenue in 1999. Our international revenue increased 46% to $430.2 million in 2001 from $294.4 million in 2000, and 103% in 2000 from $144.9 million in 1999.

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

      Acquisition-related costs are summarized below (in millions):

		Operating lease
	Direct	commitments	Involuntary
	transaction	on duplicative	termination
	costs	facilities	benefits	Total

Provision accrued at acquisition date	$20.0	$8.2	$15.2	$43.4
Cash payments	(17.4)	(0.3)	(1.8)	(19.5)
Non-cash charges	—	—	(11.7)	(11.7)

Balance at December 31, 1999.	2.6	7.9	1.7	12.2
Cash payments	(1.9)	(1.9)	(0.9)	(4.7)

Balance at December 31, 2000.	0.7	6.0	0.8	7.5
Cash payments	(0.7)	(0.2)	(0.3)	(1.2)

Balance at December 31, 2001.	$—	$5.8	$0.5	$6.3

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

      Restructuring costs are summarized below (in millions):

			Write off of
			redundant
	Cancellation of	Involuntary	equipment
	facilities leases	termination	and leasehold
	and other contracts	benefits	improvements	Total

Provision accrued at acquisition date	$8.8	$1.3	$0.9	$11.0
Cash payments	—	(0.9)	—	(0.9)
Non-cash charges	—	—	(0.9)	(0.9)

Balance at December 31, 1999	8.8	0.4	—	9.2
Cash payments	(0.2)	—	—	(0.2)
Reversal	(3.9)	(0.4)	—	(4.3)

Balance at December 31, 2000	$4.7	$—	$—	$4.7
Cash payments	—	—	—	—

Balance at December 31, 2001	$4.7	$—	$—	$4.7

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

      For software arrangements involving multiple elements, we allocate and defer revenue for the undelivered elements based on their relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For the maintenance and technical support elements, we use historical renewal rates to determine the price when sold separately.

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

Results of Operations

      The following table sets forth, for the periods indicated, selected items in our statements of operations expressed as a percentage of total revenue.

	Years Ended December 31,

	2001	2000	1999

	(As restated)(1)	(As restated)(1)
Net revenue:
User license fees	74%	81%	84%
Services	26	19	16

Total net revenue	100	100	100
Cost of revenue:
User license fees	3	4	4
Services	9	7	6
Amortization of developed technology	4	5	6

Total cost of revenue	16	16	16

Gross profit	84	84	84
Operating expenses:
Selling and marketing	37	37	37
Research and development	16	15	16
General and administrative	8	6	6
Amortization of goodwill and other intangibles	59	74	86
Stock-based compensation	1	—	—
Acquisition and restructuring costs (reversals)	—	—	2
In-process research and development	—	—	17

Total operating expenses	121	132	164

Loss from operations	(37)	(48)	(80)
Interest and other income, net	4	5	4
Interest expense	(2)	(2)	(2)
Loss on strategic investments	(1)	—	—

Loss before income taxes	(36)	(45)	(78)
Provision for income taxes	7	8	6

Net loss	(43)%	(53)%	(84)%

(1)	See Note 20 to the consolidated financial statements.

Net Revenue

      Net revenue increased 26% to $1,491.9 million in 2001 from $1,187.4 million in 2000, when it increased 99% from $596.1 million in 1999. In 2001, our total net revenue increased more slowly than expected because of a reduction in capital spending by our customers due to weaker general economic and industry conditions and due to the events of September 11, 2001. This reduction in capital spending may stagnate or reduce the demand for our user licenses and services until the economic and industry conditions improve significantly. While we believe that the percentage increase in total revenue achieved in these periods is not necessarily indicative of future results, we expect total net revenue to continue to increase in 2002. Our revenue is comprised of user license fees and service revenue.

      User License Fees. User license fees increased 15% to $1,110.1 million in 2001 from $967.6 million in 2000, when it increased 94% from $498.0 million in 1999. These increases in 2001 and 2000 were primarily the result of continued growth in market acceptance of our software products, a greater volume of large end-user transactions, and increased revenue from original equipment manufacturers during the first half of 2001. The increase in 2000 was also attributable to the introduction of new products and to the acquisition of NSMG in May 1999.

      We market and distribute our software products both as individual software products and as integrated products suites, also referred to as application solutions. We derive our user license fees from the sale of our core technologies, including data protection and file system and volume management products, from our emerging technologies, including cluster and replication and SAN products and from our application solutions, which include technologies from both our core and emerging technologies. The user license fees from our core technologies increased 14% to $951.1 million in 2001 from $830.7 million in 2000, when it increased 87% from $443.5 million in 1999. The user license fees from our core technologies accounted for 86% of user license fees in 2001, 86% in 2000 and 89% in 1999. The user license fees from our emerging technologies increased 16% to $159.0 million in 2001 from $136.9 million in 2000, when it increased 151% from $54.5 million in 1999. The user license fees from our emerging technologies accounted for 14% of user license fees in 2001, 14% in 2000 and 11% in 1999.

      As a result of our research and development efforts to create additional integrated products suites and of our sales and marketing efforts to market and sell these integrated products suites, we expect the user license fees from our application solutions to increase in dollars and as a percentage of total user license fees. The user license fees from our application solutions decreased 3% to $228.1 million in 2001 from $236.1 million in 2000, when it increased 120% from $107.1 million in 1999. The user license fees generated by application solutions are allocated between core technology and emerging technology products. Most of our application solutions include a major component of emerging technologies. We also expect the user license fees from our emerging technology products to increase in dollars and as a percentage of total user license fees.

      In 2001 and 2000, we recorded a greater volume of large end-user transactions. For end-user transactions valued at $250,000 or more, our user license fees increased 19% to $233.5 million in 2001 from $196.5 million in 2000, when it increased 248% from $56.4 million in 1999.

      Our user license fees from original equipment manufacturers increased 8% to $181.9 million from $169.1 million in 2000, when it increased 76% from $95.9 million in 1999. The user license fees from original equipment manufacturers accounted for 16% of user license fees in 2001, 17% in 2000 and 19% in 1999.

      Service Revenue. We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. Service revenue increased 74% to $381.8 million in 2001 from $219.9 million in 2000, when it increased 124% from $98.1 million in 1999. These increases were due primarily to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services. Nevertheless, our service revenue was adversely affected during the third and fourth quarters of 2001 by the events of September 11, 2001, which caused air travel delays or cancellations and caused many companies to impose air travel restrictions, all of which resulted in our inability to visit customer sites and in our customers’ inability to visit our offices. The increase in 2000 was also attributable to the acquisition of NSMG. Service revenue represented 26% of total revenue in 2001. We expect our service revenue to increase in absolute dollars and as a percentage of net revenue.

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

      Cost of User License Fees (including amortization of developed technology). Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to the acquisitions of NSMG, TeleBackup and NuView in 1999. Cost of user license fees increased slightly to $104.0 million in 2001 from $102.8 million in 2000, and increased 82% in 2000 from $56.4 million in 1999. The increase in 2000 was primarily the result of the amortization of developed technology. Gross margin on user license fees was 91% in 2001, 89% in 2000, and 89% in 1999. The increase in gross margin on user license fees in 2001 was due to the stability of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have consistently been 96% in 2001, 2000 and 1999. The gross margin on user license fees may vary from period to period based on the license revenue mix, because some products carry higher royalty rates than others. We do not expect gross margin on user license fees to increase significantly in the future.

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

Operating Expenses

      Total operating expenses increased 15% to $1,797.6 million in 2001 from $1,565.7 million in 2000, and increased 60% in 2000 from $976.8 million in 1999. The 2001 and 2000 increases are explained in more details below. The significant increase in 2000 is due largely to the acquisitions of NSMG and TeleBackup in 1999. Because 2000 was the first full year that both acquisitions were reflected in our results and due to the integration that has taken place, it is not possible to quantify the portion of the increase in 2000 that is related directly to these acquisitions. We believe that the percentage increase in total operating expenses in these periods is not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, and amortization of goodwill and other intangibles.

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. Selling and marketing expenses increased 26% to $549.0 million in 2001 from $437.2 million in 2000, and increased 97% in 2000 from $222.0 million in 1999. As a percentage of net revenue, selling and marketing expenses remained consistent at 37% in 2001, 2000 and 1999. We intend to continue to expand our global sales and marketing infrastructure, and accordingly, we expect our selling and marketing expenses to increase in absolute dollars but to decrease slightly as a percentage of net revenue.

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

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased 1% to $886.7 million in 2001 from $879.0 million in 2000, and increased 72% from $510.9 million in 1999. These amounts mainly represent amortization of goodwill, distribution channels, trademarks and other intangible assets recorded upon the acquisitions of NSMG, TeleBackup and NuView in 1999. The estimated useful life of the goodwill and the other intangibles is four years. Refer to the “New Accounting Pronouncements” section for a discussion on the impacts of the adoption of SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets on our financial statements.

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

      Interest and Other Income, Net. Interest and other income, net increased 9% to $64.9 million in 2001 from $59.6 million in 2000, and 156% from $23.3million in 1999. The 2001 increase was mainly due to increased amounts of interest income attributable to the higher level of funds available for investment, which were primarily from the net cash provided by operating activities, partially offset by a lower return on investment due to lower market interest rates in 2001. The 2000 increase was due primarily to increased amounts of interest income attributable to the higher level of funds available for investment, primarily from the issuance of the convertible subordinated notes in August 1999 and from the net cash provided by operating activities.

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

      Income Taxes. We had negative effective tax rates of 22% in 2001, 17% in 2000 and 8% in 1999. Our effective tax rates were negative and differed from the combined federal and state statutory rates due primarily to differences attributable to acquisition related charges that were non-deductible for tax purposes.

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

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $1,694.9 million at December 31, 2001 and represented 71% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $1,119.4 million at December 31, 2000 and represented 63% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term and long-term investments consist mainly of investment grade commercial paper, medium-term notes, corporate notes, government securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

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

      The future payments due under debt and the future minimum lease payments for facilities and rental equipment as of December 31, 2001 are:

			Operating
	5.25%	1.856%	Lease
	Notes	Notes	Commitments	Total

2002	$—	$—	$75,350	$75,350
2003	—	—	74,972	74,972
2004	64,479	—	71,993	136,472
2005	—	—	45,179	45,179
2006	—	464,699	34,197	498,896
2007 and thereafter	—	—	198,320	198,320

Balance at December 31, 2001	$64,479	$464,699	$500,011	$1,029,189

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

Our revenue may fluctuate significantly, which could cause the market price of our securities to decline

      We may experience a shortfall in revenue in any given quarter. Any such shortfall in revenue could cause the market price of securities to fall substantially. Our revenue in general, and our license revenue in particular, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak or uncertain general economic and industry conditions;

•	the timing and magnitude of sales through our original equipment manufacturer customers, including Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems;

•	the possibility that a slowdown in sales by our original equipment manufacturer customers could result in reduced demand for our products and services;

•	the unpredictability of the timing and magnitude of sales to the retail channel by our resellers and sales by our direct sales force, both of which tend to generate sales later in a quarter than original equipment manufacturer sales;

•	the timing of revenue recognition for sales of software products and services;

•	the introduction, timing and market acceptance of new products and services;

•	changes in data storage and networking technology or introduction of new operating system upgrades by our original equipment manufacturer customers, which could require us to modify our products and services or to develop new products or services;

•	the relative growth rates of the Windows NT, UNIX and Linux markets;

•	the rate of adoption of storage area networks and network attached storage appliance technology and the timing and magnitude of sales of our storage area networking products and services that incorporate these;

•	the rate of adoption of network attached storage appliance technology and the timing and magnitude of sales of our network attached storage appliance products and services;

•	the extent to which our customers renew their service and maintenance contracts with us;

•	changes in our pricing policies and distribution terms;

•	the timing and amount of revenue attributable to our end-user customers whose businesses are substantially dependent on the Internet or the telecommunications markets, whose ability to purchase our products may be adversely affected by their inability to raise additional capital or to meet their business objectives;

•	the possibility that our customers may defer purchases in anticipation of new products or product updates by us our by our competitors;

•	the possibility that our customers may cancel, defer or limit purchases as a result of the threat of terrorism or military actions taken by the United States or its allies in reaction to that threat;

•	the possibility that air travel delays or cancellations and air travel restrictions imposed by many companies could adversely affect our licensing efforts or our services revenue, as they result in our inability to visit customer sites and result in our customers’ inability to visit our offices;

•	the overall demand for data availability products and services, which is likely to be lower in weak or uncertain general economic and industry conditions; and

•	the possibility of a worsening of weak economic and industry conditions.

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

      Original equipment manufacturers. A portion of our revenue comes from our original equipment manufacturer customers that incorporate our data availability software into systems they sell. Risks associated with our original equipment manufacturer customers include:

•	we have no control over the shipping dates or volumes of systems they ship;

•	they have no obligation to recommend or offer our software products;

•	they have no minimum sales requirements and can terminate our relationship at any time;

•	a significant period of time may elapse before we realize any associated revenue, due to development work that we must generally undertake under the agreement with our original equipment manufacture customers;

•	significant time may be needed for the sales and marketing organizations within these customers and distributors to become familiar with and gain confidence in our products;

•	they could choose to develop their own data availability products and incorporate those products into their systems instead of our products;

•	they could develop enhancements to and derivative products from our products; and

•	they could change their own base products, which could make it difficult for us to adapt our products to theirs.

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

Sales of a small number of product lines make up a substantial portion of our revenue

      We derive and expect to derive a substantial majority of our revenue from a limited number of software products. For the year ended December 31, 2001, we derived approximately $951.1 million, or 86%, of our user license fees from our core technologies, including data protection and file system and volume management products. If our customers do not continue to purchase these products as a result of competition, technological change, budget constraints or other factors, our revenue would decrease and our business and operating results would be adversely affected.

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

Selected Quarterly Results of Operations

      The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. This information has been derived from unaudited consolidated financial statements of VERITAS that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our Consolidated Financial Statements and Notes thereto appearing in the section titled “Financial Statements.” The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. As described in Note 20 to our consolidated financial statements, we have restated our consolidated financial statements as of December 31, 2000 and 2001 and for the years ended December 31, 2000 and 2001.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

	(In thousands, except per share amounts)
	(As previously reported)
Fiscal 2001
Total net revenues	$387,441	$390,223	$340,231	$374,446	$1,492,341
Gross profit	329,312	330,438	282,569	307,604	1,249,923
Loss before income taxes	(105,189)	(115,501)	(172,143)	(149,656)	(542,489)
Net loss	(156,098)	(128,976)	(161,986)	(204,302)	(651,362)
Net loss per share — basic and diluted	$(0.40)	$(0.32)	$(0.40)	$(0.51)	$(1.63)
Number of shares used in computing per share amounts basic and diluted	394,829	398,017	400,455	402,684	399,016

	(As restated)(1)
Total net revenues	$387,291	$390,090	$340,222	$374,325	$1,491,928
Gross profit	329,162	330,305	282,560	307,483	1,249,510
Loss before income taxes	(101,793)	(111,664)	(168,819)	(146,316)	(528,592)
Net loss	(153,890)	(126,482)	(159,825)	(202,132)	(642,329)
Net loss per share — basic and diluted	$(0.39)	$(0.32)	$(0.40)	$(0.50)	$(1.61)
Number of shares used in computing per share amounts basic and diluted	394,829	398,017	400,455	402,684	399,016

(1)	See Note 20 to the consolidated financial statements.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

	(In thousands, except per share amounts)
	(As previously reported)
Fiscal 2000
Total net revenues	$244,640	$275,436	$317,171	$370,081	$1,207,328
Gross profit	199,168	231,519	270,641	317,199	1,018,527
Loss before income taxes	(154,458)	(145,896)	(125,464)	(100,010)	(525,828)
Net loss	(174,383)	(172,341)	(148,106)	(124,962)	(619,792)
Net loss per share — basic and diluted	$(0.44)	$(0.43)	$(0.37)	$(0.31)	$(1.55)
Number of shares used in computing per share amounts basic and diluted	394,471	400,787	403,613	401,209	400,034

				(As restated)	(As restated)
				(1)(2)	(2)

Total net revenues	$244,640	$275,436	$317,171	$350,194	$1,187,441
Gross profit	199,168	231,519	270,641	297,312	998,640
Loss before income taxes	(154,458)	(145,896)	(125,464)	(113,230)	(539,048)
Net loss	(174,383)	(172,341)	(148,106)	(133,555)	(628,385)
Net loss per share — basic and diluted	$(0.44)	$(0.43)	$(0.37)	$(0.33)	$(1.57)
Number of shares used in computing per share amounts basic and diluted	394,471	400,787	403,613	401,209	400,034

(1)	For the year ended December 31, 2000, only the fourth quarter was restated.

(2)	See Note 20 to the consolidated financial statements.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

           1. Financial Statements

As described in Note 20 to its consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2000 and 2001 and for the years ended December 31, 2000 and 2001.

The following are included in Item 8 and are filed as part of Amendment No. 1 to this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2001 (As restated) and 2000 (As restated)

•	Consolidated Statements of Operations for the years ended December 31, 2001 (As restated), 2000 (As restated) and 1999

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2001 (As restated), 2000 (As restated) and 1999

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001 (As restated), 2000 (As restated) and 1999

•	Notes to Consolidated Financial Statements

•	Report of KPMG LLP, Independent Auditors

•	Report of Ernst & Young LLP, Independent Auditors

           2. Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K/A:

•	Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

           3. Exhibits

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation (“VERITAS”), Victory Merger Sub, Inc. and Seagate Technology, Inc. (“Seagate”)	8-K	04/05/00	2.01
2.02	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited (“Suez”), Seagate and Seagate Software Holdings, Inc.	8-K	04/05/00	2.02

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.03	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	08/30/00	2.05
2.04	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated October 17, 2000, by and among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	10/19/00	2.04
2.05	Amended and Restated Agreement and Plan of Reorganization by and among VERITAS, VERITAS Operating Corporation (“VOC”), Seagate, Seagate Software, Inc. (“Seagate Software”) and Seagate Software Network & Storage Management Group, Inc.	S-4	04/19/99	2.01
2.06	Amended and Restated Combination Agreement by and between VOC and TeleBackup Systems, Inc.	S-4	4/19/99	2.02
3.01	Amended and Restated Certificate of Incorporation of VERITAS	8-A	6/2/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	8-A	6/2/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	6/2/00	3.03
3.04	Amended and Restated Bylaws of VERITAS	S-4	9/28/00	3.04
4.01	Indenture dated as of October 1, 1997 between VOC and State Street Bank and Trust Company of California, N.A.	10-Q	6/30/99	4.03
4.02	Amended and Restated First Supplemental Indenture dated July 30, 1999 by and among VERITAS, VOC and State Street Bank and Trust of California, N.A.	S-1	7/27/99	4.04
4.03	Registration Rights Agreement dated as of October 1, 1997 between VOC and UBS Securities LLC	10-Q	9/30/99	4.07
4.04	Form of Rights Agreement between VERITAS and the Right Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares	S-4	4/19/99	4.06
4.05	Form of Registration Rights Agreement between VERITAS and Seagate Software	S-4	4/19/99	4.07
4.06	Form of Stockholder Agreement between VERITAS, VOC, Seagate Software and Seagate	S-4	4/19/99	4.08
4.07	Form of Specimen Stock Certificate	S-1	10/22/93	4.01

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

4.08	Form of Indenture among VERITAS, VOC State Street Bank and Trust Company of California, N.A., as Trustee	S-1	7/27/99	4.10
10.01	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS, Seagate, Suez and certain other parties	8-K	04/5/00	2.3
10.02†	Development and License Agreement between Seagate and VERITAS	S-4	04/19/99	10.01
10.03†	Cross License Agreement and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99	10.02
10.04*	VERITAS 1993 Equity Incentive Plan, as amended	S-8	03/29/01	4.01
10.05*	VERITAS 1993 Employee Stock Purchase Plan, as amended	S-8	03/29/01	4.02
10.06*	VERITAS 1993 Directors Stock Option Plan, as amended	10-K	12/31/99	10.04
10.07*	OpenVision Technologies, Inc. 1996 Employee Stock Purchase Plan, as amended	S-4	03/24/97	10.19
10.08	Office building sublease dated February 27, 1998, by and between VOC and Space Systems/ Loral, Inc.	10-Q	09/30/98	10.14
10.09	Office building lease dated April 30, 1998, by and between VOC and Ryan Companies US, Inc.	10-Q	09/30/98	10.15
10.10	Form of Key Employee Agreement	S-4	04/19/99	10.11
10.11	Office Building Lease, dated September 2, 1994, as amended, by and between VOC and John Arriliaga and Richard T. Peery regarding property located in Mountain View, California	10-K	12/31/94	10.09
10.12	Amendment No 1. to Office Building Lease dated May 28, 1997 by and between VOC and John Arriliaga and Richard T. Peery	10-K	12/31/97	10.12
10.13	Agreement dated November 7, 1996 between VERITAS Software India Pvt. Ltd. and Talwalkar & Talwalkar and Mr. Rajendra Dattatraya Pathak, Mrs. Kamal Trimbak Nighojkar, Mrs. Bakul Prabhakar Pathak, Mrs. Nalini Manohar Saraf, Mr. Narhar Vaman Pandit, Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar Thite, and Ms. Medha Narhar Pandit relating to the development of certain premises in Pune, India	S-4	03/24/97	10.12
10.14	Form of Indemnification Agreement entered into between VERITAS and each of its directors and executive officers	S-4	04/19/99	10.15
10.15	Amendment No. 1 to Cross-License and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99	10.16

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.16	Participation Agreement dated April 23, 1999 by and among VOC, First Security Bank, National Association, as “Owner Trustee,” various banks and other lending institutions which are parties thereto from time to time as “Holders,” various banks and other lending institutions which are parties thereto from time to time as “Lenders,” NationsBank, N.A., as “Agent” for the Lenders and the Holders, and various parties thereto from time to time as “Guarantors”	S-1	07/27/99	10.17
10.17	Grant Deed dated April 23, 1999 recording grant of real property to First Security Bank, National Association as “Owner Trustee” by Fairchild Semiconductor Corporation of California	S-1	07/27/99	10.20
10.18	Memorandum of Lease Agreement and Lease Supplement No. 1 and Deed of Trust dated April 23, 1999 among VOC, First Security Bank, National Association and Chicago Title Company	S-1	07/27/99	10.21
10.19	Memorandum of Lease Agreement and Lease Supplement No. 2 and Deed of Trust dated April 23, 1999 among VOC, First Security Bank, National Association and Chicago Title Company	S-1	07/27/99	10.22
10.20	Collateral Assignment of Sublease dated April 23, 1999 made by VOC to First Security Bank, National Association	S-1	07/27/99	10.23
10.21	Sublease Agreement dated April 23, 1999 by and between VOC and Fairchild Semiconductor Corporation of California	S-1	07/27/99	10.24
10.22	Certificate re: Representations and Warranties dated April 20, 1999 by Fairchild Semiconductor Corporation of California and addressed to VOC	S-1	07/27/99	10.25
10.23	Security Agreement dated April 23, 1999 between First Security Bank, National Bank, as “Owner Trustee” and NationsBank, N.A., as Agent for the “Lenders” and the “Holders”.	S-1	07/27/99	10.26
10.24	Form of Agreement of Purchase and Sale by and between Fairchild Semiconductor Corporation of California and VOC	S-1	07/27/99	10.27
10.25	First Amendment dated April 14, 1999 and Agreement of Purchase and Sale dated March 29, 1999 by and between Fairchild Semiconductor Corporation of California and VOC	S-1	07/27/99	10.28
10.26	Agency Agreement between VOC and First Security Bank, National Association, as “Owner Trustee”	S-1	07/27/99	10.29
10.27	Master Lease Agreement dated April 23, 1999 between First Security Bank, National Association and VOC	S-1	07/27/99	10.30

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.28	First Amendment and Restatement of Certain Operative Agreements and Other Agreements dated March 3, 2000 among VOC, the various parties to the participation agreement and other operative agreements from time to time, as the “Guarantors,” First Security Bank, National Association, as “Owner Trustee,” the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time, as the “Holders,” and Bank of America, N.A., as successor to NationsBank, N.A.	10-K	12/31/99	10.29
10.29	Joinder Agreement dated March 3, 2000 by and between VERITAS and Bank of America, N.A.	10-K	12/31/99	10.30
10.30	Joinder Agreement dated March 3, 2000 by and between OpenVision International, Ltd. and Bank of America, N.A.	10-K	12/31/99	10.31
10.31	Joinder Agreement dated March 3, 2000 by and between VERITAS Software Global Corporation (formerly known as Seagate Software Network & Storage Management Group, Inc.) and Bank of America, N.A.	10-K	12/31/99	10.32
10.32	Participation Agreement dated March 9, 2000 by and among VOC, various parties thereto from time to time as “Guarantors,” First Security Bank, National Association, as “Owner Trustee,” various banks and other lending institutions which are parties thereto from time to time as “Holders,” various banks and other lending institutions which are parties thereto from time to time as “Lenders,” and Bank of America, N.A. as “Agent” for the Lenders and the Holders	10-K	12/31/99	10.33
10.33	Master Lease Agreement dated March 9, 2000 between First Security Bank, National Association, and VOC	10-K	12/31/99	10.34
10.34	Construction Agency Agreement dated March 9, 2000 between VOC and First Security Bank, National Association	10-K	12/31/99	10.35
10.35	Trust Agreement dated March 9, 2000 between the several holders from time to time as parties thereto, as “Holders,” and First Security Bank, National Association, as “Owner Trustee”	10-K	12/31/99	10.36
10.36	Credit Agreement dated March 9, 2000 among First Security Bank, National Association, as “Owner Trustee,” the several lenders from time to time as parties thereto, and Bank of America, N.A.	10-K	12/31/99	10.37
10.37	Security Agreement dated March 9, 2000 between First Security Bank, National Association, as “Owner Trustee,” and Bank of America, N.A., accepted and agreed to by VOC	10-K	12/31/99	10.38

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.38	Second Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements dated July 28, 2000 among VOC, VERITAS Software Global Corporation (“VSGC”), the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties	S-4	09/28/00	10.41
10.39	First Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements dated July 28, 2000 among VOC, VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties	S-4	09/28/00	10.42
10.40	Participation Agreement dated July 28, 2000 among the various parties thereto from time to time, VSGC, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders”, the various banks and other lending institutions which are parties thereto from time to time as “Lenders”, ABN AMRO Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch	S-4	09/28/00	10.43
10.41	Credit Agreement dated July 28, 2000 among First Security Bank, National Association as “Owner Trustee”, the several lenders from time to time, ABN AMRO Bank, N.V., Credit Suisse First Boston, and Credit Lyonnais Los Angeles Branch	S-4	09/28/00	10.44
10.42	Trust Agreement dated July 28, 2000 between the several holders from time to time parties thereto as “Holders” and First Security Bank, National Association, as “Owner Trustee”	S-4	09/28/00	10.45
10.43	Security Agreement dated July 28, 2000 between First Security Bank, National Association, as “Owner Trustee” and ABN AMRO Bank N.V., and accepted and agreed to by VSGC	S-4	09/28/00	10.46

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.44	Master Lease Agreement dated as of July 28, 2000 between First Security Bank, National Association, as “Owner Trustee” and VSGC	S-4	09/28/00	10.47
10.45	Construction Agency Agreement dated July 28, 2000 between VSGC and First Security Bank, National Association, as “Owner Trustee”	S-4	09/28/00	10.48
10.46	Credit Agreement dated September 1, 2000 among VSGC, the various parties thereto from time to time as “Guarantors”, ABN AMRO Bank N.V., as “Administrative Agent” for “Lenders”, Credit Suisse First Boston, as “Documentation Agent”, and Credit Lyonnais Los Angeles Branch, as “Syndication Agent”.	10-Q	09/30/00	10.11
10.47*	Employment Agreement dated November 17, 2000 between VERITAS and Gary L. Bloom	10-K	03/29/01	10.47
10.48*	VERITAS 2001 Chief Executive Officer Compensation Plan	10-K	03/29/01	10.48
10.49*	Form of VERITAS 2001 Executive Officer Compensation Plan	10-K	03/29/01	10.49
10.50*	VERITAS Non-Qualified Deferred Compensation Plan	10-K	03/29/01	10.50
10.51	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Roseville, MN)	10-Q	05/11/01	10.04
10.52	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Mountain View, CA)	10-Q	05/11/01	10.03

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.53	Fourth Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.01
10.54	Third Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.02
10.55	VERITAS Participation Agreement First Amendment dated as of September 27, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	11/14/01	10.03
10.56	Amended and Restated Credit Agreement dated as of September 27, 2001 among VSGC, the various parties thereto from time to time, ABN Amro Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch.	10-Q	11/14/01	10.04
10.57	Fifth Amendment and Restatement of Certain Operative Agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.05

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.58	Fourth Amendment and Restatement of Certain Operative agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.06
10.59	VERITAS Participation Agreement Second Amendment dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	11/14/01	10.07
10.60	First Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, each of the financial institutions from time to time listed in Schedule I thereto, as amended from time to time as “Lenders”, Credit Suisse First Boston as “Documentation Agent”, Credit Lyonnais Los Angeles Branch as “Syndication Agent”, and ABN Amro Bank N.V. as “Administrative Agent”.	10-Q	11/14/01	10.08
10.61*	Separation Agreement dated November 27, 2001 by and between VERITAS and Mark Leslie
10.62*	VERITAS 2002 Executive Officer Compensation Plan
10.63*	Form of VERITAS 2002 VP Performance-based Employee Incentive Bonus Plan
21.01	Subsidiaries of the Registrant
23.01	Independent Auditors’ consent				X
23.02	Consent of Independent Auditors				X
99.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this document.

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

10/16/01	5, 7	VERITAS announced financial results for its third quarter ended September 30, 2001 and included the press release.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 14th day of March 2003.

VERITAS SOFTWARE CORPORATION
Registrant

/s/ EDWIN J. GILLIS

Edwin J. Gillis
Executive Vice President, Finance
and Chief Financial Officer

CERTIFICATIONS

I, Gary L. Bloom, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/ A of VERITAS Software Corporation;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.

Date: March 14, 2003

By:	/s/ GARY L. BLOOM

Name: Gary L. Bloom

Title:	Chairman of the Board, President and Chief Executive Officer

I, Edwin J. Gillis, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/ A of VERITAS Software Corporation;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.

Date: March 14, 2003

By:	/s/ EDWIN J. GILLIS

Name: Edwin J. Gillis

Title:	Executive Vice President, Finance and
Chief Financial Officer

FINANCIAL STATEMENTS

      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

VERITAS SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS

	December 31,

	2001	2000
	(As restated)	(As restated)

Current assets:
Cash and cash equivalents	$538,419	$886,558
Short-term investments	1,156,441	232,891
Accounts receivable, net of allowance for doubtful accounts of $12,616 and $7,810, respectively	176,635	186,013
Deferred income taxes	124,290	42,644
Other current assets	66,466	24,970

Total current assets	2,062,251	1,373,076
Long-term investments	—	136,111
Property and equipment, net	225,763	168,389
Goodwill and other intangibles, net	1,412,536	2,285,320
Other non-current assets	52,451	110,382
Deferred income taxes	45,375	—

	$3,798,376	$4,073,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,244	$45,250
Accrued compensation and benefits	89,637	63,838
Accrued acquisition and restructuring costs	12,093	44,123
Other accrued liabilities	80,833	69,416
Income taxes payable	63,735	34,454
Deferred revenue	238,433	199,911

Total current liabilities	516,975	456,992
Convertible subordinated notes	444,408	429,176
Deferred and other income taxes	113,100	213,132

Total liabilities	1,074,483	1,099,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
10,000 shares authorized: none issued and outstanding	—	—
Common stock, $.001 par value:
2,000,000 shares authorized; 423,178 and 411,565 shares issued at December 31, 2001 and 2000; 404,503 and 392,890 outstanding at December 31, 2001 and 2000	423	412
Additional paid-in capital	6,228,914	5,847,844
Accumulated deficit	(1,803,088)	(1,160,759)
Accumulated other comprehensive loss	(292)	(11,455)
Treasury stock, at cost; 18,675 shares at December 31, 2001 and 2000	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,723,893	2,973,978

	$3,798,376	$4,073,278

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

	(As restated)	(As restated)
Net revenue:
User license fees	$1,110,126	$967,565	$498,014
Services	381,802	219,876	98,098

Total net revenue	1,491,928	1,187,441	596,112
Cost of revenue:
User license fees	40,902	40,779	20,735
Services	138,430	85,968	38,161
Amortization of developed technology	63,086	62,054	35,659

Total cost of revenue	242,418	188,801	94,555

Gross profit	1,249,510	998,640	501,557
Operating expenses:
Selling and marketing	548,973	437,167	221,989
Research and development (excluding $870 related to stock-based compensation in 2001)	241,197	175,901	94,477
General and administrative (excluding $8,079 related to stock-based compensation in 2001)	116,793	77,900	34,185
Amortization of goodwill and other intangibles	886,651	879,032	510,943
Stock-based compensation	8,949	—	—
Acquisition and restructuring costs (reversals)	(5,000)	(4,260)	11,000
In-process research and development	—	—	104,200

Total operating expenses	1,797,563	1,565,740	976,794

Loss from operations	(548,053)	(567,100)	(475,237)
Interest and other income, net	64,916	59,619	23,328
Interest expense	(29,381)	(31,567)	(15,659)
Loss on strategic investments	(16,074)	—	—

Loss before income taxes	(528,592)	(539,048)	(467,568)
Provision for income taxes	113,737	89,337	35,390

Net loss	$(642,329)	$(628,385)	$(502,958)

Net loss per share — basic and diluted	$(1.61)	$(1.57)	$(1.59)

Number of shares used in computing per share amounts — basic and diluted	399,016	400,034	316,892

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

					Accumulated
	Common Stock		Additional		Other		Treasury Stock		Total
			Paid-in	Accumulated	Comprehensive	Deferred			Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Compensation	Shares	Amount	Equity

Balance at December 31, 1998.	214,329	$214	$199,644	$(29,416)	$(556)	$(32)	—	$—	$169,854
Components of comprehensive loss:
Net loss	—	—	—	(502,958)	—	—	—	—	(502,958)
Foreign currency translation adjustment	—	—	—	—	(954)	—	—	—	(954)

Total comprehensive loss									(503,912)
Exercise of stock options	11,909	12	38,521	—	—	—	—	—	38,533
Issuance of common stock under employee stock purchase plan	799	1	6,973	—	—	—	—	—	6,974
Tax benefits from stock plans	—	—	63,419	—	—	—	—	—	63,419
Issuance of common stock related to the NSMG acquisition	155,583	156	3,151,196	—	—	—	—	—	3,151,352
Issuance of options to purchase shares of common stock related to the NSMG acquisition	—	—	281,418	—	—	—	—	—	281,418
Issuance of common stock related to the TeleBackup acquisition	6,842	7	134,095	—	—	—	—	—	134,102
Issuance of options to purchase shares of common stock related to the TeleBackup acquisition	—	—	2,762	—	—	—	—	—	2,762
Issuance of common stock related to the NuView acquisition	1,436	1	48,526	—	—	—	—	—	48,527
Amortization of deferred compensation	—	—	—	—	—	32	—	—	32

Balance at December 31, 1999.	390,898	391	3,926,554	(532,374)	(1,510)	—	—	—	3,393,061
Components of comprehensive loss:
Net loss (As restated, see note 20)	—	—	—	(628,385)	—	—	—	—	(628,385)
Foreign currency translation adjustment	—	—	—	—	(9,001)	—	—	—	(9,001)
Change in unrealized loss on available-for-sale investments, net of tax of $629.	—	—	—	—	(944)	—	—	—	(944)

Total comprehensive loss									(638,330)
Exercise of stock options	15,806	16	101,423	—	—	—	—	—	101,439
Issuance of common stock under employee stock purchase plan	1,126	1	18,064	—	—	—	—	—	18,065
Tax benefits from stock plans	—	—	160,786	—	—	—	—	—	160,786
Purchase of treasury stock related to the Seagate acquisition	—	—	—	—	—	—	(128,060)	(11,671,708)	(11,671,708)
Reissuance of treasury stock related to the Seagate acquisition	—	—	1,603,380	—	—	—	109,385	9,969,644	11,573,024
Conversion of convertible subordinated notes	3,735	4	37,637	—	—	—	—	—	37,641

Balance at December 31, 2000 (As restated)	411,565	412	5,847,844	(1,160,759)	(11,455)	—	(18,675)	(1,702,064)	2,973,978
Components of comprehensive loss:
Net loss(As restated, see note 20)	—	—	—	(642,329)	—	—	—	—	(642,329)
Foreign currency translation adjustment	—	—	—	—	4,028	—	—	—	4,028
Change in unrealized gain on available-for-sale investments, net of tax of $(707)	—	—	—	—	7,135	—	—	—	7,135

Total comprehensive loss									(631,166)
Exercise of stock options	10,528	10	74,915	—	—	—	—	—	74,925
Issuance of common stock under employee stock purchase plan	1,079	1	29,281	—	—	—	—	—	29,282
Tax benefits from stock plans	—	—	267,705	—	—	—	—	—	267,705
Conversion of convertible subordinated notes	6	—	132	—	—	—	—	—	132
Stock-based compensation	—	—	9,037	—	—	—	—	—	9,037

Balance at December 31, 2001 (As restated)	423,178	$423	$6,228,914	$(1,803,088)	$(292)	$—	(18,675)	$(1,702,064)	$2,723,893

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2001	2000	1999

	(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(642,329)	$(628,385)	$(502,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,552	46,097	24,126
Amortization of goodwill and other intangibles	886,651	879,032	510,943
Amortization of developed technology	63,086	62,054	35,659
Amortization of original issue discount on convertible notes	15,314	15,773	5,402
Provision for allowance for doubtful accounts	4,806	2,117	3,121
Stock based compensation	8,949	—	—
Tax benefits from stock plans	267,705	160,786	63,419
Acquisition and restructuring costs	(5,000)	(4,260)	948
Loss on strategic investments	16,074	—	—
Gain on sale of assets	(1,027)	—	—
In-process research and development	—	—	104,200
Deferred income taxes	(205,859)	(95,454)	(36,775)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	4,981	(55,950)	(80,295)
Other receivable	—	—	22,935
Other assets	28,383	(22,348)	(3,367)
Accounts payable	(13,305)	15,021	19,389
Accrued compensation and benefits	25,799	28,278	17,539
Accrued acquisition and restructuring costs	(27,077)	(15,819)	(15,269)
Other accrued liabilities	(3,392)	19,301	10,169
Income and other taxes payable	7,261	27,650	(8,956)
Deferred revenue	37,856	112,932	37,203

Net cash provided by operating activities	560,428	546,825	207,433
Cash flows from investing activities:
Purchases of investments	(1,672,823)	(836,897)	(764,097)
Sales and maturities of investments	885,384	1,077,068	258,891
Purchase of property and equipment	(145,749)	(134,665)	(59,671)
Cash acquired from Seagate Technology	—	2,294,301	—
Payments to former Seagate Technology stockholders	—	(2,294,301)	—
Cash acquired from Seagate Software	—	—	1,044
Cash acquired from TeleBackup	—	—	1,493
Strategic investments in businesses	(17,110)	(22,000)	—
Purchase of other businesses and technologies	(64,661)	(2,520)	(14,625)

Net cash provided by (used for) investing activities	(1,014,959)	80,986	(576,965)
Financing activities:
Proceeds from short-term borrowings	—	465,000	—
Repayments of short-term borrowings	—	(465,000)	—
Payments on revolving line of credit assumed	(1,892)	—	—
Proceeds from issuance of common stock	104,256	119,504	45,507
Net proceeds from issuance of convertible debt	—	—	334,137

Net cash provided by financing activities	102,364	119,504	379,644
Effect of exchange rate changes	4,028	(9,001)	(954)

Net increase (decrease) in cash and cash equivalents	(348,139)	738,314	9,158
Cash and cash equivalents at beginning of year	886,558	148,244	139,086

Cash and cash equivalents at end of year	$538,419	$886,558	$148,244

Supplemental disclosures:
Cash paid for interest	$12,010	$14,926	$5,300

Cash paid for (refund) income taxes	$19,165	$(3,403)	$15,834

Supplemental schedule of noncash investing and financingtransactions:
Issuance of common stock and options for business acquisitions	$958	$—	$3,618,161

Issuance of common stock for conversion of notes	$82	$36,245	$—

Strategic investment acquired in acquisition	$3,028	$—	$—

Purchase of treasury stock related to the Seagate transaction	$—	$(11,671,708)	$—

Reissuance of treasury stock related to the Seagate transaction	$—	$11,573,024	$—

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2000, the Company had classified its investments as held-to-maturity, and the amortized cost of its short and long-term investments approximated the fair value. Investments with original maturities greater than 90 days and remaining maturities of less than one year as of the balance sheet date were classified as short-term investments. Investments with remaining maturities greater than one year as of the balance sheet date were classified as long-term investments.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities, trade receivables and financial instruments used in hedging activities. The Company primarily invests its excess cash in commercial paper rated A-1/P-1, medium-term notes, corporate notes, government securities (taxable and non-taxable), asset-backed securities, market auction preferreds with approved financial institutions, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management’s expectations. For the years ended December 31, 2001, 2000 and 1999 no customer accounted

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for greater than 10% of revenues. The counterparties to the agreements relating to the Company’s financial instruments used in hedging activities consist of four major, multinational, high credit quality, financial institutions. The amounts potentially subject to credit risk arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty.

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

Advertising Costs (As restated)

      Advertising costs are expensed as incurred. Advertising expense was $32.4 million, $29.7 million and $10.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Reclassifications

      Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 3. Business Combinations

NSMG acquisition

      On May 28, 1999, the Company acquired the Network & Storage Management Group business of Seagate Software, Inc. (“NSMG”). The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. The NSMG acquisition was accounted for using the purchase method, and the Company has been incurring charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of 155.6 million shares of the Company’s common stock, $269.7 million for the exchange of options to purchase 15.6 million shares of its common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For each of 2001 and 2000, the Company recorded $827.6 million for the amortization of goodwill and other intangibles, and $58.4 million for the amortization of developed technology related to this acquisition. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition.

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

	2001	2000

	(As restated)	(As restated)
Net revenue	$1,496,231	$1,200,219
Net loss	$(663,827)	$(656,834)
Basic and diluted net loss per share	$(1.66)	$(1.64)

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 10. Commitments

      The Company currently has operating leases for its facilities and rental equipment through 2023. Rental expense under operating leases was approximately $54.0 million, $32.1 million and $15.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition to the basic rent, the Company is

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

responsible for all taxes, insurance and utilities related to the facilities. The table below shows the Company’s commitments related to its convertible subordinated notes discussed in Note 7 and to its approximate minimum lease payments for its facilities and rental equipment as of December 31, 2001 (in thousands):

			Operating
	5.25%	1.856%	Lease
	Notes	Notes	Commitments	Total

2002	$—	$—	$75,350	$75,350
2003	—	—	74,972	74,972
2004	64,479	—	71,993	136,472
2005	—	—	45,179	45,179
2006	—	464,699	34,197	498,896
2007 and thereafter	—	—	198,320	198,320

Total commitments	$64,479	$464,699	$500,011	$1,029,189

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      As of December 31, 2001, the total gross notional amount of the Company’s forward contracts was approximately $186.6 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had a term of thirty-five days or less and settled immediately after the end of 2001. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period with unrealized gains and losses included in other income. The unrealized gain (loss) on the outstanding forward contracts at December 31, 2001 was immaterial to our consolidated financial statements.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of the status of the Company’s stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below (number of shares in thousands):

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	54,817	$41.73	54,422	$10.28	36,948	$4.88
Granted	21,263	$39.72	19,024	$100.76	16,717	$23.36
Assumed in business combinations	28	$13.08	—	$—	15,896	$3.40
Exercised	(10,528)	$6.96	(15,806)	$6.47	(11,909)	$3.21
Forfeited	(5,959)	$62.18	(2,823)	$31.29	(3,230)	$9.07

Outstanding at end of year	59,621	$45.09	54,817	$41.73	54,422	$10.28

Options exercisable at year end	26,235		21,621		22,625
Weighted-average fair value of options granted during the year	$28.58		$63.42		$13.93

      The following table summarizes information about stock options outstanding at December 31, 2001 (number of shares in thousands):

	Options Exercisable
				Options Outstanding
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2001	Life	Price	2001	Price

$ 0.03 — $ 4.79	6,665	4.59	$3.08	6,320	$3.03
$ 4.96 — $ 11.33	6,230	5.74	$8.37	5,429	$8.17
$12.00 — $ 19.89	7,231	7.15	$17.49	3,756	$17.27
$20.86 — $ 27.55	4,027	7.95	$23.12	1,710	$22.59
$28.72 — $ 28.72	7,663	9.67	$28.72	605	$28.72
$30.96 — $ 39.45	6,177	9.13	$38.53	1,148	$38.47
$39.57 — $ 88.00	8,221	9.01	$68.74	1,991	$70.83
$90.38 — $ 97.00	7,789	8.08	$94.09	3,075	$93.75
$97.61 — $134.17	5,618	8.44	$113.95	2,201	$114.08

$ 0.03 — $134.17	59,621	7.80	$45.09	26,235	$34.65

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

	2001	2000	1999

	(As restated)	(As restated)
Net loss
As reported	$(642,329)	$(628,385)	$(502,958)
Pro forma	$(932,714)	$(779,848)	$(540,474)
Basic and diluted loss per share
As reported	$(1.61)	$(1.57)	$(1.59)
Pro forma	$(2.34)	$(1.95)	$(1.71)

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

Note 15. Income Taxes

      Income before provision for income taxes consisted of (in thousands):

	Years Ended December 31,

	2001	2000	1999

	(As restated)	(As restated)
United States	$(468,863)	$(323,749)	$(455,404)
International	(59,729)	(215,299)	(12,164)

	$(528,592)	$(539,048)	$(467,568)

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

	(As restated)	(As restated)
Federal
Current	$277,449	$165,686	$64,452
Deferred	(167,716)	(85,944)	(35,245)
State
Current	35,990	14,862	9,340
Deferred	(32,228)	(9,329)	(5,077)
Foreign
Current	5,451	4,062	1,920
Deferred	(5,209)	—	—

Total	$113,737	$89,337	$35,390

      The tax benefits associated with employee stock option activity or employee stock purchase plan shares reduced taxes currently payable by $267.7 million for 2001, $160.8 million for 2000, and $63.4 million for 1999.

      The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Years Ended December 31,

	2001	2000	1999

	(As restated)	(As restated)
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes	(0.5)	(1.0)	(0.9)
Impact of foreign taxes	1.3	(0.7)	(0.4)
In-process research and development charge and non-deductible goodwill	(52.4)	(51.1)	(42.2)
Tax credits	0.4	0.7	0.5
Adjustment to merger related tax liability	(5.1)	—	—
Other	(0.2)	0.5	0.4

Total	(21.5)%	(16.6)%	(7.6)%

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

	(As restated)	(As restated)
Deferred tax assets:
Net operating loss carryforwards	$42,724	$161,966	$26,946
Deferred revenue and reserve accruals not currently deductible	175,773	47,718	28,315
Acquired intangibles	35,599	17,898	12,521
Tax credit carryforwards	40,245	20,070	2,861
Foreign	5,209	—	—
Other	10,040	9,519	2,170

Total	309,590	257,171	72,813
Valuation allowance	(71,385)	(162,319)	(11,602)

Net deferred tax assets	238,205	94,852	61,211

Deferred tax liabilities:
Acquired intangibles	(68,540)	(130,340)	(195,275)

Net deferred tax assets (liabilities)	$169,665	$(35,488)	$(134,064)

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit carryforwards before utilization. In addition, the Company had foreign net operating loss carryforwards of approximately $270.0 million that may be carried forward indefinitely.

      As of December 31, 2001, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Note 16. Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

	(As restated)	(As restated)
Numerator:
Net loss	$(642,329)	$(628,385)	$(502,958)
Denominator:
Denominator for basic net loss per share — weighted-average shares	399,016	400,034	316,892
Potential common shares	—	—	—

Denominator for diluted net loss per share	399,016	400,034	316,892

Basic and diluted net loss per share	$(1.61)	$(1.57)	$(1.59)

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

      On January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. As a result, the Company no longer amortizes goodwill, but will test it for impairment annually or whenever events or

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes in circumstances suggest that the carrying amount may not be recoverable. The adjusted net income per share excluding amortization of goodwill is as follows (in thousands):

	December 31,

	2001	2000	1999

	(As restated)	(As restated)
Net loss	$(642,329)	$(628,385)	$(502,958)
Add back:
Amortization of goodwill	814,390	807,137	469,103

Adjusted net income	$172,061	$178,752	$(33,855)

Basic net income (loss) per share	$(1.61)	$(1.57)	$(1.59)
Add back:
Amortization of goodwill	2.04	2.02	1.48

Adjusted basic net income per share	$0.43	$0.45	$(0.11)

Diluted net loss per share	$(1.53)	$(1.44)	$(1.41)
Add back:
Amortization of goodwill	1.94	1.85	1.32

Adjusted diluted net income (loss) per share	$0.41	$0.41	$(0.09)

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

      Geographic information (in thousands):

	Years Ended December 31,

	2001	2000	1999

	(As restated)	(As restated)
User license fees(1):
United States	$759,649	$713,931	$372,485
Europe(2)	238,076	175,945	94,986
Other(3)	112,401	77,689	30,543

Total	$1,110,126	$967,565	$498,014

Services(1):
United States	$302,117	$179,096	$78,756
Europe(2)	56,807	31,646	15,450
Other(3)	22,878	9,134	3,892

Total	$381,802	$219,876	$98,098

Total net revenue	$1,491,928	$1,187,441	$596,112

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,

	2001	2000	1999

Long-lived assets(4):
United States	$1,592,060	$2,423,292	$3,289,545
Europe(2)	33,945	22,212	11,918
Other(3)	12,294	8,205	2,244

Total	$1,638,299	$2,453,709	$3,303,707

(1)	License and service revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. Reconciliation to total assets reported (in thousands):

	As of December 31,

	2001	2000

	(As restated)	(As restated)
Total long-lived assets	$1,638,299	$2,453,709
Other assets, including current	2,160,077	1,619,569

Total consolidated assets	$3,798,376	$4,073,278

      No customer represented 10% or more of the Company’s net revenue in 2001, 2000 or 1999.

      User license fees information (in thousands):

      The Company markets and distributes its software products both as individual software products and as integrated products suites, also referred to as application solutions. The Company derives our user license fees from the sale of its core technologies, including data protection and file system and volume management products, from its emerging technologies, including cluster and replication and SAN products and from its application solutions, which include technologies from both its core and emerging technologies. The user license fees from its core technologies were $951.1 million in 2001, $830.7 million in 2000 and $443.6 million in 1999. The user license fees from its emerging technologies were $159.0 million in 2001, $136.9 million in 2000 and $54.5 million in 1999.

      The user license fees from its application solutions, as stand-alone products, were $228.1 million in 2001, $ 236.1 million in 2000 and $107.1 million in 1999. The user license fees generated by application solutions are allocated between core technology products and emerging technology products.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 20. Restatement of Financial Statements

      On January 17, 2003, the Company announced that it would restate its accounting for transactions with AOL Time Warner (AOL) entered into in September 2000. The transactions involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by the Company of advertising services from AOL at a stated value of $20.0 million. The Company originally recorded $36.9 million of revenue in 2000 and has been recognizing the remaining $13.1 million in revenue over a three-year support period. The purchase of advertising services at a stated value of $20.0 million was recorded as an expense as the services were provided in 2000 and 2001.

      The Company has conducted an internal review of the AOL transactions and other contemporaneous customer-vendor transactions to determine if the fair value of goods and services purchased and sold could be reasonably determined. The Company has determined that the fair value of the goods and services purchased and sold in the AOL transactions could not be reasonably determined and has accordingly restated its financial results to reflect a reduction in revenues and expenses of $20.0 million. The Company is also restating two additional contemporaneous transactions involving software licenses and the purchase of on-line advertising services entered into in 2000 to reflect an additional reduction in revenues and expenses of $977,000. The periods affected by the restatement include fiscal years ended December 31, 2000 and 2001. In fiscal 2000, the restatement reduces revenue by $19.9 million and increases net loss and net loss per share by $8.6 million and $0.02, respectively. In fiscal 2001, the restatement reduces revenue by $0.4 million and decreases net loss and net loss per share by $9.0 million and $0.02, respectively. Additionally, as of December 31, 2001, the deferred revenue balance was reduced by $0.7 million.

      The restatement has no impact on the Company’s net cash flows from operating activities or on the Company’s cash and cash equivalents in the consolidated statements of cash flows for the years ended December 31, 2000 and 2001.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following tables show the impacts of the restatement on the Company’s consolidated statements of operations for the years ended December 2001 and 2000 and on the Company’s consolidated balance sheets as of December 31, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended December 31, 2001

	(As originally
	reported)	(As restated)
Net revenue:
User license fees	$1,110,400	$1,110,126
Services	381,941	381,802

Total net revenue	1,492,341	1,491,928
Cost of revenue:
User license fees	40,902	40,902
Services	138,430	138,430
Amortization of developed technology	63,086	63,086

Total cost of revenue	242,418	242,418

Gross profit	1,249,923	1,249,510
Operating expenses:
Selling and marketing	563,283	548,973
Research and development (excluding $870 related to stock-based compensation in 2001)	241,197	241,197
General and administrative (excluding $8,079 related to stock-based compensation in 2001)	116,793	116,793
Amortization of goodwill and other intangibles	886,651	886,651
Stock-based compensation	8,949	8,949
Acquisition and restructuring reversals	(5,000)	(5,000)

Total operating expenses	1,811,873	1,797,563

Loss from operations	(561,950)	(548,053)
Interest and other income, net	64,916	64,916
Interest expense	(29,381)	(29,381)
Loss on strategic investments	(16,074)	(16,074)

Loss before income taxes	(542,489)	(528,592)
Provision for income taxes	108,873	113,737

Net loss	$(651,362)	$(642,329)

Net loss per share — basic and diluted	$(1.63)	$(1.61)

Number of shares used in computing per share amounts — basic and diluted	399,016	399,016

	Year Ended December 31, 2000

	(As originally
	reported)	(As restated)
Net revenue:
User license fees	$987,363	$967,565
Services	219,965	219,876

Total net revenue	1,207,328	1,187,441
Cost of revenue:
User license fees	40,779	40,779

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2000

	(As originally
	reported)	(As restated)
Services	85,968	85,968
Amortization of developed technology	62,054	62,054

Total cost of revenue	188,801	188,801

Gross profit	1,018,527	998,640
Operating expenses:
Selling and marketing	443,834	437,167
Research and development	175,901	175,901
General and administrative	77,900	77,900
Amortization of goodwill and other intangibles	879,032	879,032
Acquisition and restructuring reversals	(4,260)	(4,260)

Total operating expenses	1,572,407	1,565,740

Loss from operations	(553,880)	(567,100)
Interest and other income, net	59,619	59,619
Interest expense	(31,567)	(31,567)

Loss before income taxes	(525,828)	(539,048)
Provision for income taxes	93,964	89,337

Net loss	$(619,792)	$(628,385)

Net loss per share — basic and diluted	$(1.55)	$(1.57)

Number of shares used in computing per share amounts — basic and diluted	400,034	400,034

	December 31, 2001

	(As originally
	reported)	(As restated)
Current assets:
Cash and cash equivalents	$538,419	$538,419
Short-term investments	1,156,441	1,156,441
Accounts receivable, net of allowance for doubtful accounts of $12,616	176,635	176,635
Deferred income taxes	124,527	124,290
Other current assets	66,466	66,466

Total current assets	2,062,488	2,062,251
Property and equipment, net	225,763	225,763
Goodwill and other intangibles, net	1,412,536	1,412,536
Other non-current assets	52,451	52,451
Deferred income taxes	45,375	45,375

	$3,798,613	$3,798,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,244	$32,244
Accrued compensation and benefits	89,637	89,637
Accrued acquisition and restructuring costs	12,093	12,093
Other accrued liabilities	80,833	80,833

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2001

	(As originally
	reported)	(As restated)
Income taxes payable	63,735	63,735
Deferred revenue	239,110	238,433

Total current liabilities	517,652	516,975
Convertible subordinated notes	444,408	444,408
Deferred and other income taxes	113,100	113,100

Total liabilities	1,075,160	1,074,483
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
10,000 shares authorized: none issued and outstanding	—	—
Common stock, $.001 par value:
2,000,000 shares authorized; 423,178 shares issued at December 31, 2001; 404,503 outstanding at December 31, 2001	423	423
Additional paid-in capital	6,228,914	6,228,914
Accumulated deficit	(1,803,528)	(1,803,088)
Accumulated other comprehensive loss	(292)	(292)
Treasury stock, at cost; 18,675 shares at December 31, 2001	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,723,453	2,723,893

	$3,798,613	$3,798,376

	December 31, 2000

	(As originally
	reported)	(As restated)
Current assets:
Cash and cash equivalents	$886,558	$886,558
Short-term investments	232,891	232,891
Accounts receivable, net of allowance for doubtful accounts of $7,810	186,863	186,013
Deferred income taxes	38,017	42,644
Other current assets	38,303	24,970

Total current assets	1,382,632	1,373,076
Long-term investments	136,111	136,111
Property and equipment, net	168,389	168,389
Goodwill and other intangibles, net	2,285,320	2,285,320
Other non-current assets	110,382	110,382

	$4,082,834	$4,073,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,250	$45,250
Accrued compensation and benefits	63,838	63,838
Accrued acquisition and restructuring costs	44,123	44,123
Other accrued liabilities	69,289	69,416

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2000

	(As originally
	reported)	(As restated)
Income taxes payable	34,454	34,454
Deferred revenue	201,001	199,911

Total current liabilities	457,955	456,992
Convertible subordinated notes	429,176	429,176
Deferred and other income taxes	213,132	213,132

Total liabilities	1,100,263	1,099,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
10,000 shares authorized: none issued and outstanding	—	—
Common stock, $.001 par value:
2,000,000 shares authorized; 411,565 shares issued at December 31, 2000; 392,890 outstanding at December 31, 2000	412	412
Additional paid-in capital	5,847,844	5,847,844
Accumulated deficit	(1,152,166)	(1,160,759)
Accumulated other comprehensive loss	(11,455)	(11,455)
Treasury stock, at cost; 18,675 shares at December 31, 2000	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,982,571	2,973,978

	$4,082,834	$4,073,278

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

      As discussed in Note 20 to the consolidated financial statements, VERITAS Software Corporation has restated its consolidated financial statements as of and for the year ended December 31, 2001.

/s/ KPMG LLP

Mountain View, California

January 25, 2002, except for Note 20,
which is as of March 14, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors

VERITAS Software Corporation

      We have audited the accompanying consolidated balance sheet of VERITAS Software Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 20 to the accompanying consolidated financial statements, VERITAS Software Corporation has restated its financial statements for the year ended December 31, 2000.

/s/ ERNST & YOUNG LLP

San Jose, California

January 23, 2001,
except for Note 20, insofar as it relates to the year 2000,
as to which the date is March 14, 2003.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Provision
	Balance at	From	Charged to
	Beginning	Businesses	Operating		Balance at
	of Year	Acquired	Expenses	Deductions(1)	End of Year

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	$7,810	$220	$5,136	$550	$12,616
Year ended December 31, 2000	$5,693	$—	$4,585	$2,468	$7,810
Year ended December 31, 1999	$2,572	$1,477	$2,425	$781	$5,693

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

23.01	Independent Auditors’ consent				X
23.02	Consent of Independent Auditors				X
99.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X