Form 10-K
period 2002-12-31
VERITAS SOFTWARE CORP /DE/
filed 2003-03-28
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-26247

VERITAS Software Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0507675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Ellis Street Mountain View, California (Address of Principal Executive Offices)	94043 (Zip Code)

Registrant’s Telephone Number, including Area Code:

(650) 527-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑          No ☐

          The aggregate value of the common stock held by non-affiliates of the Registrant as of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $8.1 billion.

          As of February 28, 2003, 413,509,160 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s definitive proxy statement, to be delivered to stockholders in connection with the Registrant’s 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

      VERITAS, VERITAS Software, the VERITAS logo and our product names are trademarks or registered trademarks of VERITAS Software Corporation in the United States and other countries. Other product names mentioned herein may be trademarks and/or registered trademarks of their respective companies.

This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, financial outlook, commitments under existing leases, research and development initiatives, sales and marketing initiatives and competition. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. All these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Future Results” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

PART I

Item 1.	Business

Overview

      VERITAS is a leading independent supplier of storage software products and services. Storage software includes storage management, data protection and high availability software. Today, a key competitive factor for many businesses is whether their critical data and the related software applications are protected and available without interruption 24 hours a day, seven days a week.

      VERITAS solutions help solve the problems of today’s data-intensive business environments by providing essential storage software that enables customers to protect and access their business-critical data and keeps their applications continuously available. Our products operate across computing environments ranging from the desktop computer to the large enterprise data center to protect critical data, provide high levels of availability, reduce costs and recover from disasters, both locally and across geographically distributed information technology, or IT, facilities.

      Demand for storage software products and services is fueled by many factors including the rapid increase in the number of Internet users and the number of businesses doing business online, the continuous automation of business processes, the ever increasing quantity of data being collected, the need for data to be protected and accessible at all times, particularly in the event of a disaster, and the pressure on IT managers to reduce the costs of storage management. Our products help improve the levels of centralization, control, automation and manageability in computing environments, which allows IT managers to be significantly more effective in an environment of constrained human and financial resources. Specifically, our products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. In addition, our products provide continuous availability of data in clustered computer systems that share disk resources, which helps maintain smooth business operations. Our products are highly scalable, allowing our customers to keep up with the growth of data and technologies deployed in their businesses. In summary, our products help our customers manage their data storage in complex and diverse computing environments efficiently and cost-effectively.

      We develop and sell products for most popular operating systems, including various versions of Windows, UNIX and Linux. We also develop and sell products that support a wide variety of servers, storage devices, databases, applications and network solutions. Our customers include many leading global corporations and small and medium enterprises around the world operating in a wide variety of industries. In addition to our software products we also provide a full range of services to assist customers in assessing, architecting and implementing their storage software solutions.

      In early 2003, we launched the VERITAS Enabled Program, an important development and testing program designed to simplify third-party integration and interoperability with VERITAS products. This program includes development, testing, cooperative support and marketing components enabling development and certification of integrated hardware and software storage solutions. The VERITAS Enabled Program encompasses a wide range of hardware and storage software products developed by a global network of partners, providing enhanced manageability, interoperability, availability and efficiency to customers.

     Recent Developments

      On January 27, 2003, we acquired Jareva Technologies, Inc., a privately-held provider of automated server provisioning products based in Sunnyvale, California. Jareva’s software products allow businesses to automatically deploy additional servers without manual intervention, which can lower IT costs by making more efficient use of server hardware and reducing the need for dedicated IT staff to perform common administrative tasks. We plan to integrate Jareva’s technology into our software products to enable our customers to optimize their investments in server hardware by reducing the labor required to manage it and to cost-effectively maintain high levels of availability by deploying new server resources on demand.

      On December 19, 2002, we signed a definitive agreement to acquire Precise Software Solutions Ltd., a public company located in Israel. Precise develops software that monitors and analyzes the performance of network infrastructure such as web and application servers, databases and network storage equipment. We expect to complete this transaction in the second quarter of 2003. Subject to closing, we plan to integrate Precise into our product offering to enable our customers to improve application service levels while also decreasing costs associated with their network infrastructure.

Products

      We offer a wide range of leading storage software products to manage the rapid growth of data and the increasing complexity and size of networked environments that our customers face. Our products allow businesses to protect their data, to improve the management of their data and to increase the availability of their data. For operating segment information, see Note 18. Segment Information in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

     Data protection

      We offer products designed to protect, back up and restore data. Our leading data protection products include:

Product	Description

VERITAS NetBackup	VERITAS NetBackup is designed to deliver mainframe-class data protection for the largest UNIX, Windows, Linux and NetWare enterprise environments, especially for corporate data centers and SAN environments. It gives organizations the ability to manage backup and recovery using intuitive graphical user interfaces and allows consistent backup policies to be enforced across the enterprise. In addition to the base product, the NetBackup product family includes licensable options that provide advanced capabilities for disaster recovery, avoiding downtime during backups and restores, migrating data to cheaper storage media and monitoring and reporting from remote sites.
VERITAS NetBackup Professional	VERITAS NetBackup Professional is designed specifically as a backup and disaster recovery tool for mobile laptop and desktop computers. It provides centrally administered, non-intrusive backups and allows user-directed data restoration.
VERITAS Backup Exec for Windows	VERITAS Backup Exec for Windows is designed to provide scheduled and automated data backup and restore functions for small, midsize or departmental Windows-focused environments. It supports Windows Server 2003, Microsoft.NET, Windows NT, Windows 2000, Windows XP and Windows 95/98/ME, and has an array of options to provide disaster recovery and to protect data contained in applications such as Microsoft Exchange and Lotus Domino.
VERITAS Backup Exec for NetWare	VERITAS Backup Exec for NetWare is designed to provide backup and restore functions for Novell NetWare environments, including support for NetWare 6. It has an array of options to protect data contained on remote NetWare, Windows NT and Windows 2000 servers.

     File system and volume management

      We offer storage management products designed to improve the manageability and performance of business critical data for UNIX, Linux and Windows servers. These core technologies are offered both standalone and in application solutions, and are often combined with NetBackup or VERITAS Cluster Server to deliver high levels of availability. Our principal storage management products include:

Product	Description

VERITAS File System	VERITAS File System is designed to enable fast system recovery, generally within seconds, from operating system failure or disruption for UNIX and Linux servers. It gives servers mainframe-level capabilities by providing superior performance, data integrity, high availability and online manageability.
VERITAS Volume Manager	VERITAS Volume Manager is a storage virtualization technology that allows for online disk storage management for UNIX, Linux, and Windows servers. Virtualization helps IT personnel optimize the usage of their storage systems. VERITAS Volume Manager also provides tools to protect against data loss due to hardware failure, to accelerate system performance by allowing files to be spread across multiple disks, to allow IT managers to reconfigure data locations without interrupting users and to create point in time copies of data to improve backup and recovery operations.

     Clustering and replication

      We offer products that improve availability of key applications in complex computing environments for UNIX, Linux and Windows. Our clustering and replication products include:

Product	Description

VERITAS Cluster Server	VERITAS Cluster Server, or VCS, is an availability management solution designed to maximize data and application availability through proactive management of planned and unplanned downtime. VCS supports configurations of up to 32 servers and has licensable options for load balancing server workload, optimizing recovery processes for specific applications and managing data center recovery between multiple sites across widely separated geographies.
VERITAS Storage Replicator	VERITAS Storage Replicator delivers data replication for Windows NT/2000 environments. It can duplicate files or file systems at multiple locations for complete data protection or information distribution. It is used for centralizing branch office data to data centers for backup and disaster recovery and publishing file system content from one to many servers.
VERITAS Volume Replicator	VERITAS Volume Replicator helps businesses ensure that current data is available at multiple global locations. It is a robust, flexible and multi-purpose data replication tool designed for enterprise disaster recovery.

     Storage Resource Management (SRM) Products

      IT organizations are faced with a dramatic increase in the demand for total storage capacity at the same time that their budgets are shrinking. This creates a need to increase significantly the utilization of existing storage devices and reduce the costs of managing and deploying new storage devices. Storage resource management provides tools to determine how much storage is deployed and how it is being used and automates the deployment of new storage resources. This is a well established market for mainframes, but is new to the UNIX, Windows and Linux environments.

      The widespread use of business computer applications, coupled with the growth of corporate data, has exceeded the ability of current computing architectures to handle availability, scalability and manageability issues. A storage-centric architecture, called storage area networking, or SAN, has emerged to handle these issues. A SAN is a high-speed computing network that directly connects storage hardware devices, such as storage arrays, clustered servers, disk drives and tape drives, to client and server computers. The typical SAN infrastructure is capable of handling more data and transactions faster than a traditional network, can grow along with a business’ needs, and is more cost-effective than traditional network architectures. We are a leading innovator in developing SAN software technology designed to reduce the cost and complexity of managing expanding networked storage environments.

      Many of our products listed above are enabled to operate in a SAN environment and we have developed the SAN-specific products listed below:

Product	Description

VERITAS SANPoint Control	VERITAS SANPoint Control is a centralized SRM management tool designed for enterprise class storage and SAN devices. It provides information on storage assets, centralized control of heterogeneous storage environments and automates complex storage configuration tasks.
VERITAS Storage Reporter	VERITAS Storage Reporter is a centralized SRM reporting tool that provides information on how storage assets are being used within a business and application context.

     Storage Networking Device Software

      The growth of storage area networks, or SANs, has led to the emergence of a new class of intelligent storage networking devices that contain advanced software functionality. VERITAS provides access to its leading software for developers of these devices through the VERITAS Powered program, an important initiative launched in early 2003. Under this program, companies that develop intelligent storage networking devices such as intelligent SAN switches or storage appliances can license VERITAS software to be embedded in their products. As part of the program they must comply with certain branding requirements. One example of this type of software is:

VERITAS NetVM	VERITAS NetVM provides storage virtualization capability based on VERITAS’ leading Volume Manager technology to partners that wish to provide virtualization and storage management capability embedded in their network storage devices.

     Application solutions

      Businesses need integrated solutions engineered to work with specific databases or applications in order to optimize their data availability strategies. Our application solutions products include:

Product	Description

VERITAS Foundation Suite	VERITAS Foundation Suite combines VERITAS Volume Manager and VERITAS File System for UNIX and Linux servers. These two products together are intended to improve performance, availability and manageability for general purpose servers. We also offer VERITAS Foundation Suite/HA, which includes high availability clustering software.
VERITAS SANPoint Foundation Suite	VERITAS SANPoint Foundation Suite includes a parallel cluster file system based on VERITAS File System that provides scalable performance for multiple UNIX servers in a cluster. We also offer VERITAS SANPoint Foundation Suite/HA, which includes high availability clustering software.
VERITAS Database Edition	VERITAS Database Edition is an integrated suite of several VERITAS products designed to deliver improved performance, enhanced manageability and continuous database access to support the complex and demanding work of database administrators operating UNIX servers. We also offer Database Edition/HA, which includes high availability clustering software. VERITAS Database Edition is available to support Oracle, Sybase and DB2.
VERITAS Database Edition Advanced Cluster for Oracle 9iRAC	VERITAS Database Edition Advanced Cluster for Oracle 9iRAC is an integrated suite of storage management and clustering technologies designed to optimize performance and availability of Oracle 9i Real Application Cluster UNIX environments.

Services

      We provide a full range of services to assist our customers in assessing, architecting and implementing their storage solutions. Our global services organization provides customers with maintenance and technical support, consulting and training services. We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success in increasing the adoption rate of our solutions. Most of our customers have maintenance agreements with us that provide for fixed fee, renewable annual maintenance consisting of technical and emergency support, and product upgrades free of charge.

Maintenance and technical support

      Our customers can choose from a variety of support packages to address their specific needs. Depending on the product, this can range from one-time incident charges to comprehensive support services with a dedicated single point of contact at VERITAS. We offer seven-day, 24-hour telephone support, as well as electronic mail customer support. During 2002 we implemented email support for some of our products based out of our Pune, India facility. In addition, a relatively new service offering, called Business Critical, is specially designed to meet the demanding needs of our enterprise customers by providing support account management, emergency fly-to-sight capability and specialized reporting. Some of the value-added resellers, system integrators and original equipment manufacturers that offer our products also provide customer support for our products.

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

Marketing, sales and distribution

      We market our products and related services through direct sales channels and indirect sales channels such as resellers, value-added resellers, hardware distributors, original equipment manufacturers, application software vendors and systems integrators. Some original equipment manufacturers incorporate our products into their products, some bundle our products with their products and some license our products to third parties as optional products. In general, we receive a fee for each sublicense of our products granted by the original equipment manufacturer to third parties. We provide our software products to customers under non-exclusive license agreements, including shrink-wrap or clickwrap licenses for some products. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our software products to customers. We enter into both object-code only and when appropriate source-code licenses of our products.

      Our principal original equipment manufacturer relationships are with Dell, Hewlett-Packard, IBM, Microsoft and Sun Microsystems.

•	Dell. Under our agreements with Dell, Dell sells a specialized version of VERITAS Volume Manager, branded as Dell OpenManage Array Manager, VERITAS Backup Exec, branded as Dell Backup Software, and clustering software. Dell also serves as an authorized enterprise reseller of our products. Dell is not obligated to sell our products or services under these agreements.

•	Hewlett-Packard. We enable Hewlett-Packard to offer limited functionality versions and full-featured versions of VERITAS Volume Manager and VERITAS File System with copies of the HP-UX operating system that they sell. We do not receive license fees for limited functionality versions of VERITAS Volume Manager, but we do receive license fees for copies of the full-featured versions that are sold. Hewlett-Packard also serves as a reseller of some of our other products and services, but is not obligated to sell our products and services under our reseller agreements. Under agreements entered into with Compaq prior to its merger with Hewlett-Packard, we granted Compaq the right to resell some VERITAS products and services, as well as the right to operate some VERITAS products as a hosting services provider. However, Compaq is not obligated to sell or purchase our products under our agreements with them. Effective January 1, 2003, Hewlett-Packard assumed these agreements as part of its merger with Compaq. Under an agreement with Hewlett-Packard, we integrate our support services with Hewlett-Packard’s support services, so Hewlett-Packard may provide the combined services to our joint customers. We have dedicated personnel to define and build versions of our products that meet the

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

•	IBM. Under our agreements with IBM, we agreed to port and optimize our set of data availability solutions, including VERITAS Volume Manager, VERITAS File System, VERITAS Cluster Server and VERITAS Database Edition, for AIX, the UNIX-based operating system developed by IBM. This relationship is designed to augment our solutions that are already available from VERITAS for the IBM platform. Under our agreements, IBM is not obligated to sell any of our products.

•	Microsoft. Under our agreements with Microsoft, we agreed to develop a limited functionality version of VERITAS Volume Manager, which Microsoft calls Logical Disk Manager. This product was ported and first embedded in Windows 2000 and is also included in Windows XP Professional. We do not receive user license fees for licenses of Logical Disk Manager by Microsoft. In addition, we authored a few other customized versions of our products that are packaged with Windows 2000 and Windows XP. Microsoft is not required to include our products in future versions of Windows. We cannot assure you that we will realize any benefits from the inclusion of these embedded products in current or future versions of the Windows operating system.

•	Sun Microsystems. We have agreed with Sun Microsystems that Sun Microsystems may bundle a version of VERITAS Volume Manager with some of its storage technologies. We also license full versions of some of our products and add-on modules to Sun Microsystems for bundling with its products. Under these agreements, we granted Sun Microsystems a license to distribute and sub-license VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup, VERITAS NetBackup Storage Migrator and some of the VERITAS Editions. This license is non-exclusive except with respect to certain named resellers for which Sun Microsystems retained exclusive distribution rights. Sun Microsystems is not obligated to sell any of our products under this agreement. Sun Professional Services provides our packaged professional services as well as our custom consulting services. This is designed to enable Sun Microsystems’ customers and our customers to maximize their system availability through optimal configurations and reliable installations. We cannot assure you that this arrangement will continue to be successful. Our relationship with Sun Microsystems is governed by numerous agreements, which come up for renewal periodically. We cannot predict whether these agreements will be extended, and if they are, whether they will be extended on the same or different terms.

Seasonality

      As is generally typical in the software industry, we tend to experience a higher volume of license transactions and associated revenue in the fourth quarter of the calendar year as a result of our customers’ spending patterns.

Sales, marketing and support organization

      During 2002, we continued to build our sales, marketing and customer support organization, particularly internationally, with a focus on delivering our products to resellers, integrators and end users. We have sales subsidiaries and direct sales personnel in North America, South America, Europe, which also covers the Middle East and Africa, and Asia-Pacific. We also have resellers located in North America, South America, Europe, Asia-Pacific and the Middle East. For geographic information, see Note 18. Segment Information in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

      We expect to regularly recruit and hire sales, marketing and customer support employees in the future in order to maintain our direct sales efforts to resellers and to end users. We may not have the necessary resources to accomplish this. It is also possible that we will not be able to establish and maintain these new distribution channels successfully. Competition for qualified sales, technical and other personnel is intense, and we may not be able to attract, assimilate or retain additional highly qualified employees in the future.

Customers

      Our software solutions are used by customers in a wide variety of industries, including many leading global corporations and small and medium enterprises around the world, as well as by various governmental entities. We market and sell our products and services to end user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

Concentration of customers

      In 2002, 2001 and 2000 no end-user customer accounted for more than 10% of our net revenue. In 2002, Ingram Micro, Inc, a distributor who sells VERITAS products and services through resellers, accounted for 11% of our net revenue.

Competition

      The markets in which we compete are intensely competitive and rapidly changing.

      We compete with the internal development groups of some of our customers that provide storage functions to support their own products and services. These internal development groups have the resources and capability to develop their own storage solutions. Some of our customers are also our competitors, including EMC, Hewlett-Packard, IBM, Microsoft and Sun Microsystems. Relationships between VERITAS and these competitors are complex. While we may compete with them for a share of the market, they also resell our products, and in some cases incorporate our technology into their products. We also may be involved with them in collaborative efforts to address interoperability issues and to set standards for evolving technology.

      In addition, we compete with:

•	hardware and software vendors that offer data protection;

•	hardware and software vendors that offer file system and volume management products;

•	hardware and software vendors that offer clustering and replication products;

•	hardware and software vendors that offer storage area networking management solutions and systems management companies that are integrating storage resource management functions into their platforms; and

•	hardware and software vendors that offer network attached storage and file serving solutions.

      The principal markets in which we compete are: data protection, file system and volume management, clustering, replication, storage area networking and network attached storage management solutions. Our principal competitors in each of these areas include:

•	Data protection. Commvault Systems, Computer Associates, Hewlett-Packard, IBM and Legato.

•	File system and volume management. Hewlett-Packard, IBM, Microsoft and Sun Microsystems.

•	Clustering and replication. EMC, Hewlett-Packard, Hitachi Data Systems, IBM, Legato, Microsoft, Oracle, Quest Software and Sun Microsystems.

•	SRM and storage area networking management. Computer Associates, EMC, Hewlett-Packard, IBM, Sun Microsystems and network switch vendors.

•	Storage networking device software vendors and storage subsystem vendors. DataCore, EMC, FalconStor, Hewlett-Packard, Microsoft and Network Appliance.

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

      Our future anticipated growth and success will depend on our ability to develop superior products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products, and to educate and develop additional routes to market. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we expect to face additional competition from these companies in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect our business and operating results.

Research and development

      Our research and development efforts have been directed toward developing new products for UNIX, Linux and Windows, developing new features and functionality for existing products, integrating products in the existing product line and porting new and existing products to different operating systems.

      Our major research and development initiatives include:

•	additional integration and innovation within the full family of storage software products, including VERITAS Volume Manager, VERITAS File System, VERITAS Cluster Server, VERITAS Volume Replicator, VERITAS Storage Replicator, VERITAS NetBackup and VERITAS Backup Exec;

•	development of additional applications solutions for databases and messaging platforms;

•	development of additional Linux and AIX versions of our products;

•	development of additional clustering and replication products;

•	development of additional SRM products;

•	development of additional storage networking device software;

•	localization and translation of our products to improve our ability to compete internationally; and

•	porting of our technology to additional platforms, such as network switches, to further our heterogeneous storage software strategy.

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

Size and location of research and development group

      As of December 31, 2002, our research and development staff consisted of 1,521 employees located mainly at our Mountain View, California headquarters, and our Roseville, Minnesota, Heathrow, Florida and Pune, India locations.

Research and development expenditures

      We had research and development expenses of $273.2 million in 2002, $241.2 million in 2001 and $175.9 million in 2000. These amounts exclude $0.9 million in 2001 for stock-based compensation charges in connection with acquisitions. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development. Our future success will depend in large part on our ability to enhance existing products, respond to changing customer requirements and develop and introduce new products in a timely manner that keep pace with technological developments and emerging industry standards. We continue to make substantial investments in undisclosed new products, which may or may not be successful. We may not complete these research and development efforts successfully and therefore, future products may not be available on a timely basis or achieve market acceptance.

Need to hire research and development personnel

      We may need to hire additional research and development personnel to complete new products on a timely basis and to perform our obligations to key original equipment manufacturer partners. The market for these personnel is very competitive and we cannot assure that we can hire them on a timely basis or at all. We may consider acquiring and purchasing technology to achieve some of our objectives, but we may not be able to accomplish this successfully.

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

      We have a number of U.S. and foreign issued patents and pending patent applications, including patents and rights to patent applications acquired from the NSMG business, TeleBackup Systems, Inc., NuView, Inc., The Kernel Group Incorporated and Jareva Technologies Inc., that relate to various aspects of our products and technology. While we believe that patent protection is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

Employees

      As of December 31, 2002, we had 5,647 full-time employees, including 1,521 in research and development, 3,257 in sales, marketing, consulting, customer support and strategic initiatives and 869 in finance and administrative services. We expect to hire additional employees in 2003, particularly in research and development and in sales, marketing, consulting and customer support. We have not entered into any collective bargaining agreements with our employees and believe that our relations with our employees are good. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Executive Officers

      The names of our executive officers, their ages as of March 1, 2003, and their positions are shown below. The dates given for time of service with VERITAS include, when applicable, time served by each individual with one of our principal predecessor companies.

Name	Age	Positions

Gary L. Bloom	42	Chairman of the Board, President and Chief Executive Officer
Geoffrey W. Squire	56	Executive Vice President and Vice-Chairman of the Board
Fred van den Bosch	56	Chief Technology Officer and Executive Vice President, Advanced Technology Group
Edwin Gillis	54	Executive Vice President, Finance and Chief Financial Officer
Mark Bregman	45	Executive Vice President, Product Operations
Kristof Hagerman	38	Executive Vice President, Strategic Operations
Jay A. Jones	48	Senior Vice President and Chief Administrative Officer

      Mr. Bloom has served as our President and Chief Executive Officer since November 2000. Mr. Bloom became our Chairman of the Board effective January 1, 2002. Mr. Bloom joined us after a 14-year career with Oracle Corporation, where he served as Executive Vice President responsible for server development, platform technologies, marketing, education, customer support and corporate development from May 1999 to November 2000, as Executive Vice President of the systems product division from March 1998 to May 1999, as Senior Vice President of the systems products division from November 1997 to March 1998, as Senior Vice President of the worldwide alliances and technologies division from May 1997 to October 1997, as Senior Vice President of the product and platform technologies division from May 1996 to May 1997, and as Vice President of the mainframe and integration technology division and Vice President of the massively parallel computing division from 1992 to May 1996. Before joining Oracle Corporation in 1986, Mr. Bloom held technical positions in the mainframe area at both IBM Corporation and Chevron Corporation. Mr. Bloom serves on the board of directors of Globespan Virata, Inc., a supplier of communications software and semiconductors.

      Mr. Squire has served as our Executive Vice President and Vice Chairman of the Board since April 1997, when we merged with OpenVision Technologies, Inc. Mr. Squire became a director of OpenVision in 1994 and was appointed Chief Executive Officer of OpenVision in 1995, after serving as its President and Chief Operating Officer from 1994 to 1995. Mr. Squire was President of the U.K. Computing Services and Software Association in 1994 and, in 1995, was elected as the founding President of the European Information Services Association. Mr. Squire also serves on the board of directors of Industri-Mathematik International Corp., a provider of supply chain and customer service software, and The Innovation Group PLC, a provider of software solutions to the insurance industry.

      Mr. van den Bosch has served as our Chief Technology Officer and Executive Vice President, Advanced Technology Group since October 2002. Mr. van den Bosch served as our Executive Vice President, Product Strategy and New Product Initiatives from July 1997 to September 2002 and served as our Senior Vice President, Engineering from 1991 to July 1997. Mr. van den Bosch was appointed as a director in 1996. From

1970 until 1990, he served in various positions with Philips Information Systems, including Director of Technology.

      Mr. Gillis has served as our Chief Financial Officer and Executive Vice President, Finance since November 2002. Before joining VERITAS, Mr. Gillis served as Executive Vice President and Chief Financial Officer of Parametric Technology Corporation, a software company, from October 1996 to October 2002. Mr. Gillis served as Senior Vice President, Finance and Administration and Chief Financial Officer of Parametric from October 1995 to September 1996. Prior to Parametric, Mr. Gillis served for four years as chief financial officer of Lotus Development Corp., a software company. Before joining Lotus, Mr. Gillis spent 15 years with Coopers & Lybrand, an accounting firm, as a CPA and general practice partner.

      Dr. Bregman has served as our executive vice president of product operations since February 2002. From August 2000 to October 2001, Dr. Bregman served as the Chief Executive Officer of Airmedia, a wireless Internet company. Prior to joining AirMedia, Inc., Dr. Bregman served a 16-year career with IBM, most recently as general manager of IBM’s RS/6000 and pervasive computing divisions from 1995 to August 2000.

      Mr. Hagerman has served as our Executive Vice President, Strategic Operations since March 2003. He served as our Senior Vice President, Strategic Operations from August 2001 to March 2003 and as our Vice President, Strategic Alliances from February 2001 to August 2001. Before joining VERITAS, Mr. Hagerman served as founder and chief executive officer at Affinia Inc, an affiliate marketing network, from September 1998 to September 2000 and as founder and chief executive officer of BigBook, Inc, an Internet yellow pages service, from 1995 until its acquisition by GTE in 1998. Before BigBook, Mr. Hagerman held various management positions in consulting, sales and marketing, business development, and finance.

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

Available Information

      Our Internet website is located at http://www.veritas.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site is located at http://www.sec.gov.

Item 2.     Properties

      Our properties consist primarily of leased office facilities for sales, research and development, consulting and administrative personnel. Our principal facilities are located in Mountain View, California and Heathrow, Florida. Our corporate headquarters consist of approximately 425,000 square feet located in Mountain View, California. Large portions of our facilities are occupied under leases that expire at various times through 2022. The table below shows the approximate square footage of the premises that we lease as of December 31, 2002 in the United States and abroad, excluding approximately 34 executive suites in North America, 14 in Europe, 8 in Asia and 1 in South America.

Approximate
Location	Square Footage

United States	1,668,471
Canada	78,217
Europe/ Middle East/Africa	424,133
Asia/Australia	256,429
South America	13,391

Total	2,440,641

      Total square footage excludes approximately 34,022 square feet of space in the United States that we sublease to third parties.

      Our Mountain View, California and Roseville, Minnesota facilities are each governed by operating lease agreements, which were entered into in 1999 and 2000, respectively. In 2000, we entered into an operating lease arrangement for land and a 466,000 square foot facility in Milpitas, California. We expect to begin occupying this facility in the second quarter of 2003. Additionally, we began occupying approximately 150,000 square feet of space at Green Park in Reading, UK. We believe our existing and planned facilities will be suitable for our needs. See Note 11 of the Notes to the Consolidated Financial Statements for information regarding our lease obligations and see Note 8 for information regarding a facility restructuring plan approved in the fourth quarter of 2002.

Item 3.     Legal Proceedings

      In response to subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/Time Warner, we continue to furnish information requested by the SEC, including information relating to the transactions we entered into with AOL in September 2000. We cannot predict the outcome of this investigation at this time. We will continue our efforts to cooperate with the SEC’s investigation.

      After we announced in January 2003 that we would restate financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. In addition, several complaints purporting to be derivative actions have been filed in California state court against some of our directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

      On January 10, 2003, Raytheon Company sued VERITAS Software Corporation along with Brocade Communications Systems, Oracle Corporation, Overland Storage Inc., Qualstar Corp., QLogic Corporation, Ricoh Corporation and Spectra Logic Corporation in the United States District Court for the Eastern District of Texas. Raytheon is alleging infringement of US Patent No. 5,412,791, entitled Mass Data Storage Library, and is seeking damages and an injunction against all defendants. We believe that we have numerous defenses and counterclaims to the claims of infringement asserted against us and we intend to vigorously defend ourselves. We filed an answer to Raytheon’s complaint on March 7, 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ’791 patent declared invalid and not infringed by us.

      On October 23, 2001, Storage Computer Corporation initiated litigation against VERITAS Software Corporation in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging we infringe two of their US patents. We have denied all material allegations in the complaints, have filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and have alleged their infringement of one of our patents. Storage Computer Corporation is seeking unspecified damages, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. We believe that we have numerous defenses and counterclaims relative to the claims of infringement asserted against us and intend to vigorously defend this action.

      We are also party to various other legal proceedings that have arisen in the ordinary course of our business. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock is listed on the Nasdaq National Market under the symbol “VRTS.” The table below shows the range of high and low reported sale prices on the Nasdaq National Market for our common stock for the periods indicated.

	High	Low

2001
First Quarter	$108.75	$42.13
Second Quarter	80.05	38.60
Third Quarter	68.30	17.30
Fourth Quarter	47.14	18.00
2002
First Quarter	$49.89	$32.55
Second Quarter	44.50	17.93
Third Quarter	22.00	13.18
Fourth Quarter	20.61	10.29

      As of February 28, 2003, there were approximately 5,500 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 153,500.

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

	Years Ended December 31,

	2002	2001	2000	1999	1998

		(As restated)	(As restated)

		(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	$1,506,555	$1,491,928	$1,187,441	$596,112	$210,865
Amortization of developed technology(1)	66,917	63,086	62,054	35,659	—
Amortization of goodwill and other intangibles(1)	72,064	886,651	879,032	510,943	—
Stock-based compensation(2)	—	8,949	—	—	—
Acquisition and restructuring costs (reversals)(3)	100,263	(5,000)	(4,260)	11,000	—
In-process research and development(4)	—	—	—	104,200	600
Income (loss) from operations	128,305	(548,053)	(567,100)	(475,237)	53,668
Net income (loss)	57,376	(642,329)	(628,385)	(502,958)	51,648
Net income (loss) per share — basic	$0.14	$(1.61)	$(1.57)	$(1.59)	$0.24
Net income (loss) per share — diluted	$0.14	$(1.61)	$(1.57)	$(1.59)	$0.22
Number of shares used in computing per share amounts — basic	409,523	399,016	400,034	316,892	211,558
Number of shares used in computing per share amounts — diluted	418,959	399,016	400,034	316,892	232,519

	December 31,

	2002	2001	2000	1999	1998

		(As restated)	(As restated)

		(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$2,241,321	$1,694,860	$1,255,560	$757,417	$243,051
Working capital	1,880,586	1,545,276	916,084	630,440	198,069
Total assets	4,199,633	3,798,376	4,073,278	4,233,277	349,117
Convertible subordinated notes	460,252	444,408	429,176	451,044	100,000
Accumulated deficit	(1,745,712)	(1,803,088)	(1,160,759)	(532,374)	(29,416)
Stockholders’ equity	2,883,767	2,723,893	2,973,978	3,393,061	169,854

(1)	In 1999, we acquired three companies, one of which was the Network & Storage Management Group business of Seagate Software, Inc. (“NSMG”). We accounted for all three of these acquisitions using the purchase method of accounting, and accordingly we recorded developed technology, goodwill and other intangible assets of approximately $3,754.9 million. Until December 31, 2001, these assets were being amortized over their estimated useful life of four years, and resulted in amortization charges of approximately $234.8 million per quarter. On January 1, 2002, upon adoption of newly issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles decreased.

(2)	In 2001, we recorded a stock-based compensation charge of $8.9 million mainly related to the acceleration of certain stock options held by our former chief executive officer.

(3)	In 1999, we recorded a restructuring charge of $11.0 million related primarily to costs for our duplicative facilities that we planned to vacate, of which $4.3 million was reversed in 2000 as a result of lower actual exit costs than originally estimated with respect to our duplicative facilities. In 2001, we reversed $5.0 million of net attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In Re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit. In 2002, we recorded a restructuring charge of $100.3 million related primarily to our facility restructuring plan to exit and consolidate our worldwide facilities.

(4)	In 1999, we recorded non-cash charges of $104.2 million related to the write-off of in-process research and development which related to the NSMG acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      VERITAS is a leading independent supplier of storage software products and services. Storage software includes storage management, data protection, and high availability software. We develop and sell products for most popular operating systems, including various versions of Windows, UNIX and Linux. We also develop and sell products that support a wide variety of servers, storage devices, databases, applications and network solutions. Our customers include many leading global corporations and small and medium enterprises around the world operating in a wide variety of industries. We also provide a full range of services to assist our customers in assessing, architecting and implementing their storage software solutions.

      We derive user license fee revenue from shipments of our software products to end-user customers through a combination of direct sales channels and indirect sales channels such as resellers, value-added resellers, distributors, original equipment manufacturers, application software vendors, strategic partner resellers and systems integrators. Some original equipment manufacturers incorporate our products into their products, some bundle our products with their products, some resell our products and some license our products to third parties as optional products. In general, we receive a user license fee for each sublicense of our products granted by an original equipment manufacturer.

      Our services revenue consists of fees derived from maintenance and technical support, consulting and training services. Original equipment manufacturer maintenance agreements covering our products provide for technical and emergency support and minor unspecified product upgrades for a fixed annual fee. Maintenance agreements covering products that are licensed through sales channels other than original equipment manufacturers provide for technical support and unspecified product upgrades for an annual fee based on the number of user licenses purchased and the level of service subscribed.

International sales and operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 32% of our total revenue in 2002, 29% of our total revenue in 2001 and 25% of our total revenue in 2000. Our international revenue increased 14% to $488.9 million in 2002 from $430.2 million in 2001, and 46% in 2001 from $294.4 million in 2000. We expect that our international revenue will increase relative to total revenue in 2003 as a result of the lower penetration of our products currently existing in these markets and our increasing focus on developing international revenue opportunities.

      We believe that our success depends upon continued expansion of our international operations. We currently have sales and service offices and resellers located in North America, Europe, Asia-Pacific, South America, Africa and the Middle East, and a research and development center in India. International expansion will require us to establish additional foreign offices, hire additional personnel and recruit new international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that we are unable to meet these additional requirements, growth in international sales will be limited, which would have an adverse effect on our business, operating results and financial condition.

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

      We issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of our common stock and certain non-operating assets and liabilities held by Seagate. The transaction resulted in a decrease of approximately 18.7 million shares of our outstanding common stock. At the closing of the transaction we recorded the non-operating assets and liabilities assumed from Seagate at their fair values. In addition, we accrued $40.0 million of direct transaction costs, of which $0.3 million are remaining in accrued acquisition and restructuring costs as of December 31, 2002. We anticipate that the remaining $0.3 million of acquisition-related costs will be utilized by the second quarter of 2003.

      For the years ended December 31, 2002 and 2000, the transaction had no significant impact on our consolidated statements of operations. For the year ended December 31, 2001, the transaction had the following impacts on our consolidated statement of operations:

•	reversal of acquisition and restructuring costs of $5.0 million; and

•	additional provision for income taxes of $30.1 million.

      As a result of the impact on our consolidated statement of operations, net of tax, and the decrease of approximately 18.7 million shares of our common stock outstanding on the number of shares used in computing the net loss per share, the transaction resulted in an incremental net loss per share of $0.01 for the years ended December 31, 2000 and 2001 and incremental net income per share of $0.01 for the year ended December 31, 2002.

      As of December 31, 2002 and 2001, the transaction affected our consolidated balance sheet, as follows:

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	income taxes payable included an additional $21.3 million; and

•	other income taxes included an additional $113.1 million.

      As of December 31, 2002 and 2001, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million, and related to certain tax liabilities that we expect to pay after the merger. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. In 2001, we recorded a reduction of $30.7 million in tax liabilities and indemnification receivable from SAC as a result of certain settlements entered into with tax authorities. Also, we recorded a provision for income taxes of $30.1 million due to changes in estimates of the amount and timing of other tax liabilities for years under examination. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations.

Business combinations

     NSMG acquisition

      On May 28, 1999, we acquired the Network & Storage Management Group business of Seagate Software, Inc., which we refer to as NSMG. The NSMG business developed and marketed software products and provided related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. The total NSMG purchase price of $3,464.5 million was accounted for using the purchase method. The purchase price was allocated, based on an independent valuation, to goodwill and assembled workforce of $3,028.6 million, developed technology of $233.7 million, other intangibles of $281.5 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million and other tangible net liabilities assumed of $1.0 million. For the year ended

December 31, 2002, we recorded $70.4 million and $57.5 million, respectively, for the amortization of other intangibles and developed technology related to this acquisition. For each of the years ended December 31, 2001 and 2000, we recorded $827.6 million for the amortization of goodwill and other intangibles and $58.4 million for the amortization of developed technology related to this acquisition. During the fourth quarter of 2002, $2.2 million of the net book value of developed technology was written off pursuant to the sale of certain technology acquired in this acquisition. Developed technology and other intangibles related to this acquisition will be fully amortized during the second quarter of 2003. We incurred acquisition related costs of $43.4 million. The results of operations of the NSMG business are included in our consolidated financial statements from the date of acquisition.

      In addition, as a result of the NSMG acquisition, we recorded a restructure charge of $11.0 million in 1999 related to exit costs associated with duplicative facilities that we planned to vacate. In the fourth quarter of 2000, as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, $4.3 million of the restructuring charge was reversed. In the fourth quarter of 2002, we recorded an additional reserve of $4.2 million due to a decline in real estate market conditions that resulted in higher actual exit costs than estimated associated with these duplicative facilities.

      Acquisition and acquisition-related restructuring costs are summarized below (in millions):

	Direct	Duplicative	Involuntary
	transaction	Facility Related	termination
	costs	Costs	benefits	Total

Provision accrued	$20.0	$17.9	$16.5	$54.4
Cash payments	(17.4)	(0.3)	(2.7)	(20.4)
Non-cash charges	—	(0.9)	(11.7)	(12.6)

Balance at December 31, 1999	2.6	16.7	2.1	21.4
Cash payments	(1.9)	(2.1)	(0.9)	(4.9)
Reversal	—	(3.9)	(0.4)	(4.3)

Balance at December 31, 2000	0.7	10.7	0.8	12.2
Cash payments	(0.7)	(0.2)	(0.3)	(1.2)

Balance at December 31, 2001	—	10.5	0.5	11.0
Additions	—	4.2	—	4.2
Cash payments	—	(2.5)	—	(2.5)
Non-cash charges	—	(1.7)	—	(1.7)
Reversal	—	—	(0.5)	(0.5)

Balance at December 31, 2002	$—	$10.5	$—	$10.5

      The remaining acquisition and restructuring charge accrual of $10.5 million is anticipated to be utilized for servicing operating lease payments or negotiated buyouts of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

     Other Acquisitions

      During 1999, we completed two acquisitions for a total cost of approximately $211.0 million. We accounted for these acquisitions using the purchase method of accounting. Purchase consideration for these two acquisitions was allocated, based on independent valuations, to goodwill and assembled workforce of $196.6 million, developed technology of $9.0 million, other intangibles of $5.6 million, in-process research and development of $3.0 million, and net liabilities assumed of $3.2 million. For the year ended December 31, 2002, we recorded $1.4 million and $2.3 million, respectively, for the amortization of other intangibles and developed technology related to these acquisitions. For each of the years ended December 31, 2001 and 2000, we recorded $51.0 million for the amortization of goodwill and other intangibles and $2.3 million for the amortization of developed technology. Developed technology and other intangibles related to this acquisition will be fully amortized during the second quarter of 2003. The results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. Acquisition costs related to these transactions were $6.4 million, all of which were paid as of December 31, 2002.

      During 2001, we completed three acquisitions of privately held companies for a total cost of approximately $78.2 million. We accounted for these acquisitions using the purchase method of accounting. The purchase price was allocated, based on independent valuations to goodwill of $65.9 million, developed technology of $12.7 million, other intangibles of $1.7 million, and net of tangible liabilities assumed of $2.1 million. The total acquisition costs of $1.9 million were paid as of December 31, 2002. During 2002, we recorded $0.3 million related to the amortization of other intangibles and $5.4 million for the amortization of developed technology. During 2001, we recorded $7.5 million for the amortization of goodwill and other intangibles and $1.0 million for the amortization of developed technology. During the fourth quarter of 2002, the remaining net book value of the intangibles related to one of these acquisitions of $8.7 million was written off due to the sale of the related technology. The remaining intangibles are being amortized over the estimated useful life of 24 months. The results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition.

      During 2002, we acquired most of the assets of a privately held company for a total purchase price of $4.7 million, paid in cash, which was allocated to developed technology that will be amortized over the estimated useful life of 4 years. Amortization of developed technology related to this transaction was $0.2 million for the year ended December 31, 2002. The results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition.

     Acquisitions completed, or expected to be completed, subsequent to December 31, 2002

      Effective January 27, 2003, we acquired all of the outstanding capital stock of Jareva Technologies, which we refer to as Jareva, for purchase consideration of approximately $62.0 million, primarily paid in cash. The acquisition was accounted for using the purchase method of accounting and is not expected to have a material impact on our financial position or cash flows in 2003. Jareva is a provider of automated server provisioning products. The results of operations of Jareva will be included in our consolidated financial statements from the date of acquisition.

      On December 19, 2002, we announced that we signed an agreement to acquire Precise Software Solutions, which we refer to as Precise, for an aggregate preliminary purchase price of approximately $590 million, including approximately $497 million of cash and common stock to be issued, $85 million of fair value of stock options to be assumed and $8 million of acquisition-related costs. Precise, which is publicly traded on the Nasdaq National Market, is a provider of application performance management products. We expect to complete this acquisition during the second quarter of 2003.

     Accounting pronouncements affecting the accounting treatment of previous business combinations

      For the years ended December 31, 2001, 2000 and 1999, we incurred net losses due to the amortization of developed technology, goodwill and other intangibles related to acquisitions during these years. From all of our acquisitions, we incurred charges of $949.7 million in 2001, $941.1 million in 2000 and $546.6 million in 1999 related to the amortization of developed technology, goodwill and other intangibles. On January 1, 2002, upon adoption of newly issued Statement of Financial Accounting Standards, or SFAS, 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles has changed. Under SFAS 142, we are no longer required to amortize goodwill.

     Global Facility Restructure

      In the fourth quarter of 2002, our board of directors approved a facility restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. The facility restructuring plan was adopted to address overcapacity in our facilities as a result of lower than planned headcount growth in these metropolitan areas. In connection with this facility restructuring plan, we recorded a restructuring charge to operating expenses of $98.2 million. This restructuring charge is comprised of (i) $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and (ii) write-offs of $11.3 million for leasehold improvements and other fixed assets. Total cash outlays under this restructuring plan are expected to be approximately $86.9 million.

      Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2021, or over a shorter period as we may negotiate with our lessors. We expect the majority of costs will be paid by the year ended December 31, 2008.

      During the fourth quarter of 2002, we began vacating excess facilities and expect to vacate all excess facilities associated with this restructuring by September 30, 2003. We anticipate realizing savings beginning during the third quarter of 2003. We are in the process of seeking suitable subtenants for these facilities. Our estimates of the facility restructure charge may vary significantly depending, in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of certain leases. Adjustments to the facility restructure reserve will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the facilities restructure reserve relates to international locations, the reserve will be affected by exchange rate fluctuations.

      The components of the restructuring reserve and movements within these components through December 31, 2002 were as follows:

	Net Rent	Asset
	Commitments	Write-Offs	Total

Provision accrued	$86.9	$11.3	$98.2
Cash payments	(0.2)	—	(0.2)
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002.	$87.3	$11.4	$98.7

Restatement of Our Financial Statements for the Years Ended December 31, 2000 and 2001

      In March 2003, we restated our accounting for transactions with AOL Time Warner, or AOL, entered into in September 2000. The transactions involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by us of advertising services from AOL at a stated value of $20.0 million. We originally recorded $36.9 million of revenue in 2000 and had been recognizing the remaining $13.1 million in revenue over a three-year support period. The purchase of advertising services at a stated value of $20.0 million was recorded as an expense as the services were provided in 2000 and 2001.

      We have conducted an internal review of the AOL transactions and other contemporaneous customer-vendor transactions to determine if the fair value of goods and services purchased and sold could be reasonably determined. We have determined that the fair value of the goods and services purchased and sold in the AOL transactions could not be reasonably determined and have accordingly restated our financial results to reflect a reduction in revenues and expenses of $20.0 million. We also restated two additional contemporaneous transactions involving software licenses and the purchase of on-line advertising services entered into in 2000 to reflect an additional reduction in revenues and expenses of $977,000. The periods affected by the restatement include fiscal years ended December 31, 2000 and 2001. In fiscal 2000, the restatement reduced revenue by $19.9 million and increased net loss and net loss per share by $8.6 million and $0.02, respectively. In fiscal 2001, the restatement reduced revenue by $0.4 million and decreased net loss and net loss per share by $9.0 million and $0.02, respectively. Additionally, as of December 31, 2001, the deferred revenue balance was reduced by $0.7 million. The restatement had no impact on our quarterly financial statements for the quarters ended March 31, 2002 to September 30, 2002.

      The restatement had no impact on our net cash flows from operating activities or on our cash and cash equivalents in the consolidated statements of cash flows for the years ended December 31, 2000 and 2001.

Critical Accounting Policies

      We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These significant accounting policies are:

•	Revenue recognition;

•	Impairment of long-lived assets;

•	Restructuring expenses and related accruals; and

•	Accounting for income taxes.

These policies and our procedures related to these policies are described in detail below and under specific areas within the discussion and analysis of our financial condition and result of operations. Please refer to Note 1 of the notes to the consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

      We derive revenue from primarily two sources: software licenses and services. Service revenue includes contracts for software maintenance and technical support, consulting and training services.

      We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations to all transactions to recognize revenue.

      For software arrangements involving multiple elements, we allocate and defer revenue for the undelivered elements based on their relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately. To determine the price when sold separately, for the maintenance and technical support elements, we use historical renewal rates for per-copy deals and stated renewal rates for site-licenses.

      A typical arrangement includes software licenses, software media and maintenance and technical support. Some arrangements include training and consulting services. Software licenses are sold as site licenses or on a per copy basis. Site licenses give the customer the right to copy the software on a limited or unlimited basis during a specified term.

      Maintenance and technical support includes updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support, and bug fixes or patches. Maintenance and technical support revenue is recognized ratably over the maintenance term. Training consists of courses taught by our instructors at our facility or at the customer’s site. Various courses are offered specific to the license products. Training fees are based on a per course basis or on an annual value-pass, which allows for unlimited courses to be taken by one individual over a one-year term. Revenue is recognized when the customer has completed the course. For value-passes, the revenue is recognized ratably over the one-year term. Consulting consists primarily of product installation services, which does not involve customization of the software. Installation services provided by us are not mandatory and can be performed by the customer, a third party, or us. Consulting fees are based on a computed daily rate.

      We have analyzed all of the elements included in our multiple-element arrangements and determined that we have fair value to allocate revenue to the maintenance and technical support, training and consulting. Accordingly, assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery of the software license and media using the residual method in accordance with SOP 98-9. Revenue from maintenance and technical support is recognized ratably over the maintenance term. Revenue from consulting is recognized as the services are performed. Revenue from training is recognized as the services are performed or ratably over the term for value-passes.

      We define revenue recognition criteria as follows:

      Persuasive Evidence of an Arrangement Exists. It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order prior to recognizing revenue on an arrangement.

      Delivery Has Occurred. Our software is usually physically delivered to our customers with standard transfer terms as FOB shipping point. It is occasionally delivered electronically, through an FTP download or a “load and leave”, where a VERITAS employee physically loads the software and does not leave any tangible property with the customer. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred.

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

      Additionally, we generally recognize revenue from licensing of software products through our indirect sales channel when the reseller, value added reseller, hardware distributor, application software vendor or system integrator sells the software products to its customers. For licensing of our software to original equipment manufacturers, royalty revenue is recognized when the original equipment manufacturer reports to us the sale of software to an end user customer. In addition to license royalties, some original equipment manufacturers pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end user. We recognize revenue from original equipment manufacturer support royalties/fees ratably over the term of the support agreement.

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, we defer the revenue and recognize it upon acceptance, except for government contracts, as acceptance terms are standard. Acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      Certain of our customers are also our suppliers. Occasionally, in the normal course of business, we purchase goods or services for our operations from these suppliers at or about the same time we license our software to them. We identify and review the significant transactions to confirm that they are separately negotiated at terms we considered to be arm’s length. In cases where the transactions are not separately negotiated, we assess the fair value of either of the goods or services involved in the transaction to support the recognition of the transaction at the amounts stated in the arrangements. If we can not determine fair value of either of the goods or services involved within reasonable limits, we record the transaction on a net basis.

Impairment of Long-Lived Assets.

      We review our goodwill for impairment when events indicate that its carrying amount may not be recoverable or, at least once a year. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

Step 1- We compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit, which corresponds to our market capitalization. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further work is needed.

Step 2- We compare the implied fair value of our reporting unit to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

      We completed this test during the fourth quarter of 2002 and were not required to record an impairment loss on goodwill.

      We review our long-lived assets, including property and equipment and other intangibles, for impairment when events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we would compare the fair value to the book value of the asset. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

      Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	Significant underperformance of our company relative to expected operating results;

•	Our net book value compared to our market capitalization;

•	Significant adverse economic and industry trends;

•	Significant decrease in the market value of the asset;

•	The extent that we use an asset or changes in the manner that we use it; and

•	Significant changes to the asset since we acquired it.

      We do not expect to record an impairment loss on our long-lived assets in the near future.

Restructuring Expenses and Related Accruals

      We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to restructure our operations to reduce operating costs.

      We applied the provisions of Emerging Issues Task Force, or EITF, No. 94-3 Liability Recognized for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) to all of our restructuring activities initiated before January 1, 2003. For exit restructuring activities initiated on January 1, 2003 or after, we will apply the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, outlined in our “New Accounting Pronouncements” section in this Item 7.

      We accrue for the costs related to a restructuring plan when the following criteria are met:

•	our board of directors or management having the appropriate level of authority approves the restructuring plan;

•	the plan specifically identifies all significant actions to be taken;

•	actions required by the plan begin soon after the approval date of the plan and would be completed within one year of the approval date; and

•	significant changes to the plan are not likely.

      If a restructuring plan includes the involuntary termination of employees, the plan must be communicated to the employees who are at risk of being terminated and specifically identify:

•	the number of employees to be terminated;

•	the employees’ functions and locations; and

•	the formula to calculate the termination payment for all employees to be terminated.

      Under a restructuring plan, we accrue only for costs that:

•	are not associated with activities to be continued;

•	are not generating revenue after the approval date of the plan; and

•	are incremental to our other costs incurred and are direct results of the restructuring plan, or, are incurred under an existing contractual obligation.

      Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. These estimates include facility exit costs, such as lease terminations costs, and timing and market conditions of sublease income and related sublease expense costs, such as brokerage fees.

      We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. These factors include, but are not limited to, our ability to enter into sublease or lease termination agreements and market data about lease rates, timing and term of potential subleases and costs associated with terminating certain leases on vacated facilities.

      Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements upon terms as favorable as those assumed under our restructuring plan. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods. For example, if actual proceeds from sublease agreements were to differ from our estimate of proceeds from sublease agreements included in our facility restructuring plan by 10%, the facility restructuring charge recorded in operating expenses during the fourth quarter of 2002 would have been different by approximately $6 million.

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. In 2002, we determined the valuation allowance to be $80.1 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are in specific geographical or jurisdictional locations or are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period.

      Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it will have a material impact on our financial statements.

Results of Operations (As restated for years ended December 31, 2001 and 2000)

Net Revenue

	2002	2001	2000

Total Net Revenue	$1,506.6	$1,491.9	$1,187.4
Percentage increase (decrease) over prior period	1%	26%

      In 2002, our total net revenue was impacted by weaker general economic and industry conditions resulting in reduced capital spending by our customers, partially offset by international growth in license and service revenue. During 2002, our customers tended to purchase our products on a conservative as-needed basis due to limited capital spending budgets and economic uncertainty, particularly during the first three quarters of 2002. In 2001, our total net revenue increased more slowly than expected because of reduced capital spending by our customers due to weaker general economic and industry conditions and due to the events of September 11, 2001. Reductions in capital spending may stagnate or reduce the demand for our user licenses and services until economic and industry conditions improve significantly. While we believe that the slight percentage increase in total revenue achieved in recent periods is not necessarily indicative of future results, we expect total net revenue to increase slightly in 2003 reflecting increased penetration of international markets, the benefit of new product offerings and continued growth of service revenue, as well as our expectation that general economic conditions will begin to stabilize in the second half of 2003. Our revenue consists of user license fees and service revenue.

User License Fees

	2002	2001	2000

User License Fees	$1,006.7	$1,110.1	$967.6
As a percentage of Net Revenue	67%	74%	81%
Percentage increase (decrease) over prior period	(9)%	15%

      The decline in user license fees in 2002 reflects weaker general economic and industry conditions resulting in a reduction of capital spending by our customers, mainly during the first three quarters of 2002, and fewer large end-user transactions. The reduction of spending during the first three quarters of 2002 was partially offset by an increase in demand during the fourth quarter of 2002, particularly in Europe and emerging international markets. The increase in user license fees in 2001 was primarily the result of continued growth in market acceptance of our software products, a greater volume of large end-user transactions, and increased revenue from original equipment manufacturers during the first half of 2001. We expect user license fees as a percentage of total net revenue to remain relatively constant or decline slightly in 2003, reflecting increased penetration of international markets, the benefit of new product offerings and continued growth of service revenue relative to total net revenue, as well as our expectation that general economic conditions will begin to stabilize in the second half of 2003.

      We market and distribute our software products both as individual software products and as integrated product suites, which we also refer to as application solutions. We derive our user license fees from the sale of our core technologies, including data protection and file system and volume management products, from our emerging technologies, including cluster and replication, storage area networking and network attached storage products, and from our application solutions, which include technologies from both our core and emerging technologies.

	2002	2001	2000

User License Fees
Core technologies	$877.0	$951.1	$830.7
Emerging technologies	129.7	159.0	136.9

Total user license fees	$1,006.7	$1,110.1	$967.6

As a percentage of user license fees
Core technologies	87%	86%	86%
Emerging technologies	13%	14%	14%

Total percentage of user license fees	100%	100%	100%

Percentage increase (decrease) over prior period
Core technologies	(8)%	14%
Emerging technologies	(18)%	16%
Total user license fees	(9)%	15%

      The decrease in user license fees from both core technologies and emerging technologies during 2002 is commensurate with the overall decrease in user license fees from 2001 to 2002 reflecting weaker general economic and industry conditions. Revenue growth from emerging technologies has been more sensitive to general economic conditions than revenue growth from core technologies, reflecting the tendency of our customers to purchase our core technologies on an as-needed basis rather than invest in emerging technologies when weaker economic conditions exist.

      Our user license fees from original equipment manufacturers decreased 14% in 2002 to $156.3 million from $181.9 million in 2001, when it increased 8% from $169.1 million in 2000. The user license fees from original equipment manufacturers accounted for 16% of user license fees in each of 2002 and 2001 and 17% in 2000. The decrease in 2002 reflects reduced hardware sales by original equipment manufacturers as their customers reduced technology spending in the weaker economic environment.

Service Revenue

	2002	2001	2000

Service Revenue	$499.8	$381.8	$219.9
As a percentage of Net Revenue	33%	26%	19%
Percentage increase (decrease) over prior period	31%	74%

      We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The increase in 2002 was due primarily to renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services. The increase in 2001 was due primarily to renewal of service and support contracts on existing licenses and sales of service and support contracts on new licenses and, to a lesser extent, an increase in demand for consulting and training services. We expect our service revenue to increase in absolute dollars and as a percentage of net revenue primarily as a result of our continued focus on increasing renewals of maintenance and technical support contracts on existing licenses and an increasing demand for our consulting and training services.

Cost of Revenue

	2002	2001	2000

Cost of Revenue	$283.1	$242.4	$188.8
As a percentage of net revenue	19%	16%	16%
Percentage increase (decrease) over prior period	17%	28%

      Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and training services. Cost of service revenue varies depending upon the mix of maintenance and technical support, consulting and training services. We expect gross margin to fluctuate in the future, reflecting changes in royalty rates on licensed technologies, the mix of license and service revenue and the timing differences between increasing our organizational investments and the recognition of revenue that we expect as a result of these investments.

Cost of User License Fees (including amortization of developed technology)

	2002	2001	2000

Cost of User License Fees
User License Fees	$37.1	$40.9	$40.8
Amortization of developed technology	66.9	63.1	62.0

Total Cost of User License Fees	$104.0	$104.0	$102.8

Gross Margins
User License Fees including amortization of developed technology	90%	91%	89%
Percentage increase over prior period	—%	1%

      Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to the acquisitions of NSMG and the other acquisitions completed during 1999. The increase in gross margin on user license fees in 2001 was due to the stability of the amortization of developed technology. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have consistently been 96% in 2002, 2001 and 2000. The gross margin on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross margins on user license fees to remain relatively constant or decrease slightly in 2003 as a result of increases in royalty rates on our licensed technologies.

Cost of Service Revenue

	2002	2001	2000

Cost of Service Revenue	$179.1	$138.4	$86.0
Gross Margin	64%	64%	61%
Percentage increase over prior period	29%	61%

      Cost of service revenue consists primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. The gross margin improvement in 2001 was the result of our increased productivity and higher service revenue growth due to support fees from a larger installed customer base. We expect gross margin on service revenue to remain stable or increase slightly as a result of reductions in labor costs associated with technical support services by increasing our use of lower cost personnel located in our facilities in India.

Amortization of Developed Technology

	2002	2001	2000

Amortization of developed technology	$66.9	$63.1	$62.1
As a percentage of Net Revenue	4%	4%	5%
Percentage increase over prior period	6%	2%

      The increase in 2002 reflects the full year impact of an acquisition that occurred in the fourth quarter of 2001. These amounts mainly represent the amortization of the developed technology recorded upon the acquisitions of NSMG and the other 1999 acquisitions. The useful life of the developed technology acquired is two to four years. Developed technology resulting from the 1999 acquisitions will be fully amortized during the second quarter of 2003. We expect amortization of developed technology and other intangibles to decline in the third quarter of 2003 to approximately $10-$12 million per quarter, including the amortization related to the 2003 acquisition of Jareva and the pending acquisition of Precise.

Operating Expenses

	2002	2001	2000

Operating Expenses	$1,095.1	$1,797.6	$1,565.7
As a percentage of Net Revenue	72%	121%	132%
Percentage increase (decrease) over prior period	(39)%	15%

      The significant decrease in 2002 relates primarily to the adoption of SFAS 142, which requires that goodwill no longer be amortized, partially offset by the charge in the fourth quarter of 2002 of $98.2 million related to a worldwide facilities restructuring. We believe that the percentage changes in total operating expenses in these periods are not necessarily indicative of future results. During the first quarter of 2003, we expect operating margins, excluding the impacts of amortization and certain items that occur infrequently, to be in the range of 21-23% of net revenue, reflecting our efforts to contain costs while investing for future growth. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, amortization of goodwill and other intangibles, and restructuring charges.

Selling and Marketing

	2002	2001	2000

Selling and Marketing	$505.0	$549.0	$437.2
As a percentage of Net Revenue	33%	37%	37%
Percentage increase (decrease) over prior period	(8)%	26%

      Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The decrease in 2002 is primarily the result of a decrease in staffing levels, leading to a reduction in compensation and benefit costs, other employee costs and travel and entertainment expenses, and to a lesser extent, of a decrease in promotional costs and expenses. The increase in absolute dollars in 2001 was attributable primarily to increased sales and marketing staffing and, to a lesser extent, increased costs associated with new marketing programs. We expect selling and marketing expenses to remain stable in absolute dollars, as recent reductions in staffing levels in the United States will be offset by investments in international sales and marketing efforts.

Research and Development

	2002	2001	2000

Research and Development	$273.2	$241.2	$175.9
As a percentage of Net Revenue	18%	16%	15%
Percentage increase (decrease) over prior period	13%	37%

      Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The 2002 increase in absolute dollars was due primarily to increased compensation and benefits and, to a lesser extent, costs associated with outside services, primarily for localization and intellectual property protection. The 2001 and 2000 increases in absolute dollars were due primarily to increased staffing levels associated with new hires and, to a lesser extent, costs associated with depreciation and amortization of new equipment purchased for expansion and development efforts for new technology. We believe that a significant level of research and development investment is required to remain competitive, but expect research and development expenses to remain relatively stable in 2003 as a result of increased use of research and development personnel in India, where labor costs are lower.

General and Administrative

	2002	2001	2000

General and Administrative	$141.4	$116.8	$77.9
As a percentage of Net Revenue	9%	8%	7%
Percentage increase (decrease) over prior period	21%	50%

      General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The 2002 increase in absolute dollars was primarily due to increased staffing levels, and to a lesser extent, expenses associated with outside services, primarily legal and consulting, and increases in facility costs related to new facilities in Milpitas, California and Reading, UK. The 2001 increase in absolute dollars was due primarily to increased staffing levels, and to a lesser extent, costs associated with fees for outside professional services. We expect general and administrative expenses as a percentage of total net revenue to remain relatively stable in 2003.

Amortization of Other Intangibles

	2002	2001	2000

Amortization of Other Intangibles	$72.1	$72.3	$71.9
As a percentage of Net Revenue	5%	5%	6%
Percentage increase (decrease) over prior period	—%	1%

      Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles recorded upon the acquisitions completed during 1999. The estimated useful life of our other intangibles is two to four years. Other intangibles related to the 1999 acquisitions will be fully amortized during the second quarter of 2003 and we expect amortization to decline in the third quarter of 2003. We expect amortization of developed technology and other intangibles to decline in the third quarter of 2003 to approximately $10-$12 million per quarter, including the impacts of the 2003 acquisition of Jareva and the expected impact of our pending acquisition of Precise based on our preliminary purchase price allocation.

Amortization of Goodwill

	2002	2001	2000

Amortization of Goodwill	$—	$814.4	$807.1
As a percentage of Net Revenue	—%	54%	68%
Percentage increase (decrease) over prior period	(100)%	1%

      Amortization of goodwill decreased in 2002 because of the adoption of the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142, which became effective January 1, 2002, requires that goodwill no longer be amortized, but continue to be evaluated for impairment.

Stock Based Compensation

      In 2001, we recorded $8.9 million related to stock based compensation. This charge relates primarily to the acceleration of certain stock options held by our former chief executive officer and chairman of the board, and, to a lesser extent, to options issued in a 2001 business acquisition.

Loss on Disposal of Assets

      During the fourth quarter of 2002, we realized a loss on the disposal of assets of $3.1 million as a result of the sale of our Desktop and Mobile Division.

Acquisition and Restructuring Costs (Reversals)

	2002	2001	2000

Acquisition and Restructuring Costs (Reversals)	$100.3	$(5.0)	$(4.3)
As a percentage of Net Revenue	7%	—%	—%
Percentage increase (decrease) over prior period	(2,106)%	16%

      In 2002, we recorded a facility restructuring charge to operating expenses of $98.2 million under a plan, approved by the board of directors, to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide related to facilities that were or are expected to be vacated. We also recorded net restructuring charges of $2.1 million related to restructuring plans initiated prior to 2002. In 2000, in connection with the Seagate Technology transaction, we accrued $40.0 million of acquisition related costs. In 2001, we reversed $5.0 million of net attorneys’ fees originally accrued in relation to the Delaware lawsuit captioned In Re Seagate Technology, Inc. Shareholders Litigation, which we will not have to pay as a result of a Delaware Chancery Court ruling that approved the settlement of the lawsuit and the subsequent distribution of $50.0 million of additional consideration to the former Seagate Technology stockholders originally paid by SAC. In 1999, in connection with the NSMG acquisition, we recorded a one-time charge to acquisition and restructuring costs of $11.0 million. In 2000, mainly as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, we reversed $4.3 million of the restructuring charge.

Interest and Other Income, Net

	2002	2001	2000

Interest and Other Income, Net	$42.5	$64.9	$59.6
As a percentage of Net Revenue	3%	4%	5%
Percentage increase (decrease) over prior period	(35)%	9%

      The 2002 decrease is primarily due to a decrease in interest income and a $6.1 million charge in connection with the settlement of a litigation matter. The 2002 decrease in interest income was due principally to the fall in interest rates in 2002 and the appreciation of the Euro against the U.S. Dollar, partially offset by the higher level of funds available for investment generating primarily from the net cash provided by operating activities. The 2001 increase was mainly due to the higher level of funds available for investment generated primarily from the net cash provided by operating activities, partially offset by lower returns on investment due to lower market interest rates in 2001.

Interest Expense

	2002	2001	2000

Interest Expense	$30.8	$29.4	$31.6
As a percentage of Net Revenue	2%	2%	2%
Percentage increase (decrease) over prior period	5%	(7)%

      Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. The increase in 2002 is due primarily to amortization of the original issue discount on the 1.856% convertible notes. The decrease in 2001 was due primarily to the interest expense savings that has been realized from the conversion of approximately $35.5 million of the 5.25% convertible subordinated notes that occurred in the third quarter of 2000.

Loss on Strategic Investments

	2002	2001	2000

Loss on Strategic Investment	$11.8	$16.1	$—
As a percentage of Net Revenue	1%	1%	—%
Percentage increase (decrease) over prior period	(27)%	N/A

      With the decline in general economic conditions beginning in 2001, companies have experienced extreme volatility and instability in their business and operating results. In the second quarter of 2002 and in the third quarter of 2001, we recognized impairment losses on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments. During 2002, these impairment losses were partially offset by a gain of $3.0 million on disposal of a strategic investment. As of December 31, 2002, we determined that there was no further impairment on our strategic investments.

Income Taxes

	2002	2001	2000

Income Taxes	$70.9	$113.7	$89.3
Effective Tax Rate	55%	(22)%	(17)%
Percentage increase (decrease) over prior period	(38)%	27%

      Our effective tax rate for 2002 differed from the combined federal and state statutory rates due primarily to the tax effect of international restructuring charges and losses on strategic investments for which tax benefits were not realized, as well as the amortization of intangible assets other than goodwill. Our effective tax rates in 2001 and 2000 were negative and differed from the combined federal and state statutory rates due primarily to differences attributable to in-process research and development and amortization of goodwill resulting from acquisitions that were non-deductible for tax purposes.

New Accounting Pronouncements

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supercedes Emerging Issues Task Force Issue, or EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These costs include those related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recorded at fair value and that they be recognized when the liability is incurred rather than at the date of the commitment to an exit plan as prescribed under EITF 94-3. SFAS 146 will be applied prospectively for exit or disposal activities that are initiated after December 31, 2002 and accordingly, liabilities recognized prior to the initial application of SFAS 146 should continue to be accounted for in accordance with EITF 94-3. We have implemented the provisions of SFAS 146 as of January 1, 2003, and we do not believe that the implementation of SFAS 146 will have a material impact on our financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation Number, or FIN, 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of FIN 45. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of our software licenses contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We do not have any guarantees or indemnification arrangements other than the indemnification clause in some of our software licenses, the guarantee on our three lease agreements for buildings in Mountain View, Roseville and Milpitas discussed in Note 11 to our Consolidated Financial Statements and the guarantee on a credit facility discussed in Note 10 to our Consolidated Financial Statements. We have implemented the provisions of FIN 45 as of January 1, 2003, and we do not believe that FIN 45 will have a material impact on our financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS 148, and the adoption did not impact our financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The provisions of FIN 46 are to be applied as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003 and still existing on June 15, 2003. We currently have three build-to-suit operating leases, commonly referred to as synthetic leases, of which we are the primary beneficiary and which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust, a variable interest entity, that has no voting rights, no employees, no financing activity other than the lease with us, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. If the trusts under our leasing structures qualify as variable interest entities for purposes of FIN 46, we would be required to consolidate these entities into our financial statements beginning July 1, 2003. This would require us to recognize the assets and debt of the leasing structures on our consolidated balance sheet and a cumulative adjustment for the accounting change in our consolidated statements of income. Alternatively, we may choose to purchase the properties by exercising our purchase option or seek to restructure the synthetic leases with entities that would not qualify as variable interest entities under FIN 46. We can give no assurance that we will be able to restructure the synthetic leases with entities that would not qualify as variable interest entities under FIN 46. If we are unable to restructure the synthetic leases, then we may be required to recognize additional depreciation and losses associated with these properties. We are currently evaluating the impact that would result from adopting FIN 46 and alternatives to consolidating the lease structures into our financial statements.

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $2,241.3 million at December 31, 2002 and represented 77% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $1,694.9 million at December 31, 2001 and represented 71% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of money market funds, commercial paper, medium-term notes, corporate notes, government agency securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

      Operating activities provided cash of $583.3 million in 2002 primarily due to a net income of $57.4 million, adjusted for depreciation and amortization of $103.0 million, amortization of developed technology and other intangibles of $139.0 million and other non-cash charges, and increases in deferred revenue, income taxes payable and accrued acquisition and restructuring costs. These increases are partially offset by an increase in deferred income taxes. Operating activities provided cash of $560.4 million in 2001 primarily due to a net loss of $642.3 million, adjusted for depreciation and amortization of $91.6 million, amortization of developed technology, goodwill and other intangibles of $949.7 million, tax benefits from stock plans of $267.7 million and other non-cash charges, and an increase in deferred revenue. These increases are partially offset by decreases in other assets, accrued acquisition costs and deferred taxes. Operating activities provided cash of $546.8 million in 2000 primarily due to a net loss of $628.4 million, adjusted for depreciation and amortization of $46.1 million, amortization of developed technology, goodwill and other intangibles of $941.1 million, tax benefits from stock plans of $160.8 million and other non-cash charges, and an increase in deferred revenue. These increases are partially offset by an increase in accounts receivable, other assets and deferred taxes.

      Investing activities used cash of $442.9 million in 2002, due primarily to the net increase in short-term investments of $321.7 million and purchases of property and equipment of $108.2 million. Investing activities used cash of $1,015.0 million in 2001, due primarily to the net increase in short-term investments of $787.4 million and purchases of property and equipment of $145.7 million and $64.7 million for acquisition of other businesses and technologies. Investing activities provided cash of $81.0 million in 2000 due to the net decrease in short-term and long-term investments of $240.2 million, partially offset by purchases of property and equipment of $134.7 million and strategic investments of $22.0 million.

      Financing activities provided cash of $85.6 million in 2002, arising primarily from the issuance of common stock under our employee stock plans. Financing activities provided cash of $102.4 million in 2001, arising from the issuance of common stock under our employee stock plans. Financing activities provided cash of $119.5 million in 2000 primarily from the issuance of common stock under our employee stock plans.

Convertible Subordinated Notes

      In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due in 2004, or the 5.25% notes, for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of December 31, 2002, a total principal amount of $36.0 million had been converted into approximately 3.8 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.0 million outstanding as of December 31, 2002, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. The 5.25% notes are redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due in 2006, or the 1.856% notes, for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. We and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of December 31, 2002, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of December 31, 2002, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. The 1.856% notes are redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

      At December 31, 2002, we had a ratio of long-term debt to total capitalization of approximately 14%. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

Commitments

Facilities lease commitments

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

      During 2001 and 2002, we amended our existing lease agreement, originally signed in the second quarter of 1999, for our corporate headquarters in Mountain View, California. The facilities of 425,000 square feet provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $145.2 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.0 million if the sales price is less than this amount, subject to the terms of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We occupy these facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001 and 2002, we amended our existing lease agreement, originally signed in 2000, for our facilities in Roseville, Minnesota. We improved and expanded our existing facilities of 62,000 square feet and developed adjacent property adding 142,000 square feet completed in 2001. The facilities provide space for technical support and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $41.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $35.1 million if the sales price is less than this amount, subject to the terms of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We occupy these facilities and began making lease payments in 2001. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts.

      During 2001 and 2002, we amended our existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases. The first phase of the project, comprising 466,000 square feet and consisting of one completed building and two additional structures, was completed in the third quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and first phase facilities) for the termination value of $194.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $180.5 million if the sales price is less than this amount, subject to the terms of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We began paying the lease payments in the third quarter of 2002 and will commence occupying a portion of the new campus facilities in the second quarter of 2003. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts. We are currently analyzing our development schedule for the second phase of the campus, and at this time no commitments have been made with respect to the start of construction.

      In the fourth quarter of 2002, we evaluated the expected fair value of the properties at the end of the lease terms by reviewing current real estate market conditions and indicators of expectations for the market in the future. In the event that we determine it is probable that the expected fair value of any of the properties at the end of the lease terms will be less than the respective termination values, we will accrue the expected loss on a straight-line basis over the remaining lease term. Currently, we do not believe it is probable that the fair market value of the properties at the end of the lease terms will be less than the termination values.

      The agreements for the facilities described above require that we maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which we were in compliance with as of December 31, 2002. In order to secure the obligations under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions which financed the development and acquisition of the respective facility.

     Acquired technology commitments

      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations, payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum will be paid as they may become due.

      The future payments due under our convertible subordinated notes and our future minimum lease payments for facilities and rental equipment as of December 31, 2002 are:

			Operating
	5.25%	1.856%	Lease
	Notes	Notes	Commitments	Total

2003	$—	$—	$77,800	$77,800
2004	63,979	—	68,994	132,973
2005	—	464,699	47,240	511,939
2006	—	—	34,694	34,694
2007	—	—	31,981	31,981
2008 and thereafter	—	—	167,310	167,310

Total commitments	$63,979	$464,699	$428,019	$956,697

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

Factors That May Affect Future Results

      In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following factors in evaluating VERITAS and our business.

We may experience a shortfall in revenue in any given quarter or may announce lower forecasted revenue or earnings, which could cause the market price of our securities to decline

      Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors outside of our control. Any significant revenue shortfall or lowered forecasts could cause the market price of our securities to decline substantially. Factors that could affect our revenue include, but are not limited to:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak and uncertain economic and industry conditions;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	the possibility that original equipment manufacturers will introduce, market and sell products that compete with our products;

•	the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur later in a quarter than sales through original equipment manufacturers;

•	the timing of new product introductions by us and the market acceptance of new products, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of our sales;

•	the rate of adoption and long sales cycles of storage area networks and storage resource management technology;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

      You should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue could have an immediate adverse effect on our operating results for that quarter. In addition, if we fail to manage our business effectively over the long term, we may experience high operating expenses, and our operating results may be below the expectations of securities analysts or investors, which could cause the price of our common stock to decline.

Sales of only a few product lines make up a substantial portion of our revenue

      We derive a substantial majority of our revenue from a small number of software products, including data protection, file system and volume management products. In 2002, we derived approximately 87% of our user license fees from these core products, and a similar percentage of our service revenue from associated maintenance and technical support. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints or other factors. If our revenue declines significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, if the demand for storage devices, storage software applications or storage capacity declines, our business and operating results would be adversely affected.

We distribute our products through multiple distribution channels, which may conflict and which are subject to special risks

      We sell our products primarily through indirect sales channels, original equipment manufacturers and direct sales channels. If we fail to manage our distribution channels successfully, our distribution channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce sales and increase expenses, as well as weaken our competitive position.

      Indirect Sales Channels. A significant portion of our revenue is derived from sales through value-added resellers and distributors that sell our products to end-users and other resellers. This channel involves a number of special risks, including:

•	our lack of control over the delivery of our products to end-users;

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our resellers and distributors may terminate their relationships with us at any time; and

•	our resellers and distributors may market and distribute competing products.

      Original equipment manufacturers. A portion of our revenue is derived from sales through original equipment manufacturers that incorporate our products into their products. Our reliance on this channel involves many risks, including:

•	our lack of control over the shipping dates or volume of systems shipped;

•	the original equipment manufacturers are not subject to minimum sales requirements or any obligation to offer our products to their customers;

•	the original equipment manufacturers may terminate their arrangements with us at any time;

•	the development work that we must generally undertake under our agreements with original equipment manufacturers may require us to invest significant resources and incur significant costs with little or no associated revenue;

•	the time and expense required for the sales and marketing organizations of our original equipment manufacturer customers to become familiar with our products makes it more difficult to introduce those products to the market; and

•	our original equipment manufacturer customers are able to develop, market and distribute their own storage products and to market and distribute storage products of our competitors, which could reduce our sales.

      Direct sales. A portion of our revenue is derived from sales by our direct sales force to end-users. This sales channel involves special risks, including:

•	longer sales cycles are associated with direct sales efforts;

•	we may have difficulty hiring, training, retaining and motivating our direct sales force; and

•	sales representatives require a substantial amount of training to become productive, and training must be updated to cover new and revised products.

We face intense competition, which could cause us to lose market share

      We have many competitors in the markets for our products. If existing or new competitors gain market share in any of these markets, we may experience a decline in revenues, which could adversely affect our business and operating results. Our principal competitors are the internal development groups of original equipment manufacturers. These groups develop storage management software for the original equipment manufacturer’s storage hardware. Our principal competitors also include hardware and software vendors that offer products that compete with our products.

      Many of our original equipment manufacturer customers have products that compete with our products or have announced their intention to focus on developing and marketing their own storage software products. These original equipment manufacturers may choose to license their own products rather than offer our products to their customers or limit our access to their hardware platforms. End-user customers may prefer to purchase software and hardware that is manufactured by the same company because of perceived advantages in price, technical support, compatibility or other issues. In addition, software vendors may choose to bundle their operating systems with their own or other vendors’ storage or clustering software. They may also limit our access to standard product interfaces for their operating systems and inhibit our ability to develop products for their platform. If our original equipment manufacturer customers or software vendors were to take any of these actions, we could lose market share and our operating results could be adversely affected.

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

Our success depends on our ability to develop new and enhanced products that achieve widespread market acceptance

      Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product updates and services on a timely basis. We must also extend the operation of our products to new platforms and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new software products and services, including software products and services for the storage area networking market and the storage resource management market. Each of these markets is new and unproven, and industry standards for these markets are evolving and changing. They also may require development of new channels. If these markets do not develop as anticipated, or demand for our products and services in these markets does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

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

Our international sales and operations create special problems that could hurt our operating results

      We derive a substantial portion of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. Our international operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade and employment restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	restrictions on growth or maintenance of our revenue from international sales if we do not invest sufficiently in our international operations;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing our international operations, including difficulties related to administering our stock option plan in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	competition from local suppliers;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest, war or terrorism, particularly in areas in which we have facilities.

      In addition, we receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in both the U.S. and in the countries in which our international customers are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.

We might experience significant defects in our products, which may subject us to liability for damages suffered by end users

      Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Our end-user customers use our products in applications that are critical to their businesses, including for data backup and recovery, and may have a greater sensitivity to product defects than the market for software products generally. If a customer loses critical data as a result of an error in or failure of our software products or as a result of the customer’s misuse of our software products, the customer could suffer significant damages and seek to recover those damages from us. Although our software licenses generally contain protective provisions limiting our liability, a court could rule that these provisions are unenforceable. If a customer is successful in proving its damages and a court does not enforce our protective provisions, we could be liable for the damages suffered by our customers, which could adversely affect our operating results.

      In addition, product defects could cause delays in new product releases or product upgrades, or our products might not work in combination with other hardware or software, which could adversely affect market acceptance of our products. If our customers were dissatisfied with product functionality or performance, or if we were to experience significant delays in the release of new products or new versions of products, we could lose competitive position and revenue and our business and operating results could be adversely affected.

The loss of key personnel and any failure to successfully integrate replacement personnel could adversely affect our business

      Our future success depends upon the continued service of our key management, technical and sales personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company over the years, and we cannot assure you that there will not be additional departures. The loss of any key employee could result in significant disruptions to our operations, and the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations and may be unsuccessful. We do not carry key person life insurance covering any of our personnel.

      In 2002, we hired a new chief financial officer and three other senior management personnel in marketing, product operations and corporate development. In 2003, we expect to hire a new senior sales executive. Any resulting restructuring of those organizations could adversely affect the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company.

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively

      Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our costs would be excessive and our business and operating results could be adversely affected. We may need to hire additional sales, technical and senior management personnel to support our business and to meet customer demand for our products and services. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. We cannot assure you that we will be successful in hiring or retaining qualified personnel, and if we are unable to do so, our business and operating results will be adversely affected.

We develop products for operating systems owned by others, and if the owners do not cooperate with us or we are unable to devote the necessary resources, our product development efforts may be delayed or foreclosed

      Many of our products operate primarily on the UNIX and Windows computer operating systems. We have also redesigned, or ported, these products to operate on the Linux operating systems for both server-based and embedded solutions. We continue to develop new products for UNIX, Windows Server and Linux. We may not accomplish our development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. These development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For some operating systems, we must obtain from the owner of the operating system a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product line into other areas. We also cannot predict how quickly, or to what extent, the market for Linux will evolve. If the market for Linux does not develop as anticipated, or demand for our products and services in this market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

     We derive a significant amount of revenue from only a few customers

      We derive significant revenue from a small number of customers, including our original equipment manufacturer customers and our distributors. If any of our major customers were to reduce purchases of our products or services, our business would be adversely affected unless we were able to increase sales to other customers substantially. Many of our customers have announced that their own businesses are slowing, which could adversely affect their demand for our products and services. In addition, many of our customers may believe that they have sufficient storage products to meet their current needs, which would reduce demand for our products and services. We do not have a contract with any of our customers that requires the customer to purchase any specified number of software licenses from us. Accordingly, we cannot be sure that these customers will continue to purchase our products at current levels.

Our cooperation with the SEC concerning its investigation of our transactions with AOL Time Warner has required, and will continue to require, significant management attention and accounting and legal resources

      In response to subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner, we have been cooperating with the SEC’s requests for information, including information relating to transactions we entered into with AOL in September 2000 and other transactions. The investigation may continue to require significant management attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows. If the SEC or other governmental agency were to pursue an action against us in connection with this matter, we would be required to devote additional management attention and incur additional accounting and legal expenses, which could adversely affect our business, results of operations and cash flows.

Following the announcement of our financial restatement, we were named as a party to several class action and derivative action lawsuits, and we may be named in additional litigation

      After we announced in January 2003 that we would restate financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in federal court alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. In addition, several complaints purporting to be derivative actions have been filed in state court against some of our directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on our business, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business, which would adversely affect our business, results of operations and cash flows.

     Our growth strategy is risky because it includes business acquisitions

      As part of our business strategy, we have in the past acquired and expect in the future to acquire other businesses, business units and technologies. We recently acquired Jareva Technologies, Inc. and entered into a definitive agreement to acquire Precise Software Solutions Ltd. Our acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our core business;

•	integration of acquired business operations and employees into our existing business, including coordination of geographically dispersed operations, which in the past has taken longer and was more complex than initially expected for some acquired companies;

•	incorporation of acquired business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

•	loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	assumption of liabilities of the acquired business, including costly litigation related to alleged liabilities of the acquired business;

•	presentation of a unified corporate image to our customers and our employees; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

      Acquisitions of businesses, business units and technologies are inherently risky and create many challenges. We cannot provide any assurance that our previous or any future acquisitions will achieve the desired objectives.

Our existing stock option plan expires in October 2003, and if our stockholders do not approve a new stock option plan at our 2003 annual meeting, we will have difficulty providing incentives to employees

      We have historically granted stock options to our employees as an important component of our total compensation package. If we are unable to continue this practice in the future, our ability to retain and recruit employees may be adversely affected, or our cash compensation expenses may increase. Our 1993 Equity Incentive Plan will expire in October 2003. At our 2003 annual meeting of stockholders, we intend to present a new stock option plan for stockholder approval that includes a pool of authorized stock satisfying approximately one year of our expected option needs. There is no guarantee that our stockholders will approve this stock option plan or subsequent increases in stock authorized to be issued under the plan. If we fail to obtain stockholder approval of the new stock option plan or any future increases in the amount of authorized shares under the plan, we may be unable to grant stock options to employees, which could limit or restrict our ability to retain and recruit employees. If we are unable to use stock options as a meaningful component of our total compensation package, we may be unsuccessful in attracting or retaining personnel or we may have to pay higher cash compensation.

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

Our effective tax rate may increase

      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. We do not have a history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. In addition, in November 2000, we acquired Seagate Technology, which has certain federal and state tax returns for various fiscal years under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlements of these audits and the amounts reimbursed by SAC, as required by the Seagate acquisition agreement, are different from the amounts recorded, the difference will be recorded as a component of income tax expense or benefit and may significantly affect the Company’s effective tax rate for the period in which the settlements take place.

We incur or may incur significant accounting charges that, individually or in aggregate, could create net losses under generally accepted accounting principles

      We incur or may incur significant accounting charges that, individually or in aggregate, could create losses under generally accepted accounting principles in future periods. Examples of these charges are:

•	Amortization of developed technology and other intangibles. We incur significant charges related to the amortization of developed technology and other intangibles. We expect this charge to be approximately $32.8 million for the first quarter of 2003 and $22.4 million for the second quarter of 2003, excluding the impacts of any transactions that close during 2003. The quarterly amortization charge could increase as a result of future business combinations or impairment of our other intangibles. While we do not expect to record other intangibles impairment charges, we cannot be sure that we will not have to record impairment in the future. As of December 31, 2002, the total carrying amount of our other intangibles was $72.6 million;

•	Impairment of goodwill. We do not amortize goodwill related to business combinations, but instead we test it for impairment at least annually. While we do not expect to record goodwill impairment charges, we cannot be sure that we will not have to record impairment in the future. As of December 31, 2002, the total carrying amount of our goodwill was $1,196.6 million;

•	Loss on strategic investments. In the third quarter of 2001 and in the second quarter of 2002, we recorded losses on strategic investments. Future losses will depend on the results of our quarterly reviews to determine if there has been a decline in the fair value of our strategic investments that is other than temporary. As of December 31, 2002, the total carrying amount of our strategic investments was $10.3 million;

•	Stock-based compensation. In accounting for our stock option and stock purchase plans, because the exercise price of options granted under our stock plans are generally equal to the market value of our common stock on the date of grant, we recognize no compensation cost for grants under these plans. The FASB, among other regulatory entities, is currently considering changes to the treatment of stock options that, if implemented, would require us to record a charge to earnings for employee stock option grants. Potential changes in practices regarding accounting for stock options could result in significant accounting charges; and

•	Restructuring charges. We regularly perform evaluations of our operations and activities. Any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Restructuring charges could also result from future business combinations. As a result of an evaluation of our facilities requirements, we believe that we have excess capacity in our domestic and foreign facilities. In the fourth quarter of 2002, our board of directors approved a restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. In connection with this restructuring plan, we recorded a restructuring charge of approximately $98.2 million during the fourth quarter of 2002.

We may not be able to successfully execute our facility restructuring efforts, or we may find that the assumptions that underlie our facility restructuring plan are not reflective of future market results

      In the fourth quarter of 2002, our board of directors approved a restructuring plan to exit and consolidate some of our facilities based on our evaluation that our existing and planned facilities would exceed our near-term facilities needs due to slower than anticipated growth in the number of our employees as a result of weak and uncertain economic and industry conditions. In connection with this restructuring plan, we recorded a restructuring charge of approximately $98.2 million during the fourth quarter of 2002. Our restructuring plan includes assumptions related to our ability to enter sublease and/or lease termination arrangements regarding some of our facilities. We cannot predict if, or when, we will be able to successfully enter sublease and/or lease termination arrangements for these facilities or if the actual terms of these arrangements will be as favorable as those assumed under our restructuring plan. Should we be unable to execute our restructuring plan under terms as favorable as those assumed under the restructuring plan, we may be required to materially increase our restructuring charge in future periods. We also cannot predict if our evaluation of our needs is accurate or if weak and uncertain economic and industry conditions will continue once we begin to implement our restructuring plan. We may find that our facility requirements are greater than estimated under our plan, which could necessitate procuring facilities at rates higher and at costs in addition to facilities that have been vacated by us. In addition, we cannot assure you that our restructuring program will achieve the anticipated benefits or will be completed in accordance with the contemplated timetable.

We have a significant amount of debt that we may be unable to service or repay

      In October 1997, we issued $100.0 million in aggregate principal amount at maturity of 5.25% convertible subordinated notes due 2004, of which $64.0 million was outstanding as of December 31, 2002. In August 1999, we issued $465.8 million in aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $464.7 million was outstanding as of December 31, 2002. As of December 31, 2002, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay interest or principal on our debts as they come due, we could be in default of those debts. For example, if we do not make timely payments, the notes could be declared immediately due and payable. Our outstanding debt could also increase our vulnerability to adverse economic and industry conditions by making it more difficult for us to raise capital if needed. In addition, any changes in accounting rules regarding our operating leases and built-to-suit facilities may affect our debt levels and operating expenses in the future.

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

     Third parties may claim that we infringe their proprietary rights

      From time to time, we receive claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent and copyright infringement claims. We have received several trademark claims in the past and may receive more claims in the future based on the name VERITAS, which is a word commonly used in trade names throughout Europe and the western hemisphere. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

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

Natural disasters could disrupt our business

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

     Our stock price may be volatile in the future, and you could lose the value of your investment

      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be adversely affected by a number of factors, including:

•	announcements of our quarterly operating results or those of our competitors or our original equipment manufacturer customers;

•	rumors, announcements or press articles regarding changes in our management, organization, operations or prior financial statements;

•	inquiries by the SEC, NASDAQ or regulatory bodies;

•	changes in earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	gain or loss of a significant customer;

•	announcements of new products by us, our competitors or our original equipment manufacturer customers; and

•	acts of terrorism, the threat of war and economic slowdowns in general.

      The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at December 31, 2002 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of December 31, 2002 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of December 31, 2002, all forward contracts mature in 35 days or less (dollars in thousands):

			Fair Market Value at
	Local Currency		December 31, 2002
	Contract Amount	Contract Amount	(US $)

Contracts to Buy US $
Brazilian real	5,000.0 BRL	1,420.5 USD	8.1
Canadian dollar	11,000.0 CAD	6,957.4 USD	(6.4)
British pound	1,565.0 GBP	2,501.3 USD	7.0
Mexican peso	13,302.0 MXN	1,281.5 USD	4.9
Contracts to Sell US $
Euro	24,800.0 EUR	25,734.3 USD	(247.5)
Indian rupee	274,162.0 INR	5,709.3 USD	7.9
Contracts to Buy Euro €
British pound	33,845.0 GBP	52,152.6 EUR	194.8
Hong Kong dollar	15,828.0 HKD	1,952.7 EUR	17.1
Indian rupee	70,000.0 INR	1,390.0 EUR	(2.1)
Japanese yen	2,317,000.0 JPY	18,623.8 EUR	16.2
South Korean wan	348,672.0 KRW	276.7 EUR	(3.7)
South African rand	8,407.0 ZAR	915.4 EUR	(19.4)
UAE dirham	10,726.0 AED	2,806.7 EUR	34.0
Contracts to Sell Euro €
Australian dollar	671.0 AUD	361.0 EUR	(0.9)
Danish krone	1,673.0 DKK	225.2 EUR	—
Malaysian ringgat	1,370.0 MYR	349.2 EUR	(5.3)
Singapore dollar	580.0 SGD	322.1 EUR	(3.2)
Swedish krona	15,417.0 SEK	1,680.0 EUR	11.1
Swiss franc	1,622.0 CHF	1,118.1 EUR	0.2
Contracts to Sell GBP
South African rand	7,320.0 ZAR	518.2 GBP	18.9

      In September 2000, we entered into a three-year cross currency interest rate swap transaction, or swap, for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar fixed principal and interest payments. At December 31, 2002, 9 monthly payments of €4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at December 31, 2002 was $(7.4) million. As a result of entering into the swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because we are receiving fixed interest payments under the swap, we are still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of December 31, 2002 the impact of these fluctuations was not significant. This hedge was deemed to be perfectly effective as of December 31, 2002.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of our build-to-suit lease agreements. Under the terms of the interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offer Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If our credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swaps will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If our credit spread changes or other critical terms of the interest rate swaps or the hedged items change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the interest rate swaps be recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of December 31, 2002, the fair value of the interest rate swaps was $(11.0) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to rising interest rates related to our rent payments under the build-to-suit lease agreements.

Interest Rate Risk

      We are exposed to interest rate risk primarily on our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio primarily includes money markets funds, commercial paper, corporate notes, government securities (taxable and non-taxable), asset-backed securities and market auction preferred. The diversity of our portfolio helps us to achieve our investment objective.

      Long-term debt of $460.3 million consists of $64.0 million from our 5.25% convertible subordinated notes due in 2004 and $396.3 million from our 1.856% convertible subordinated notes due in 2006. The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, and subject to adjustment under the terms of the notes.

      The following table presents the amounts of our cash equivalents, investments and long-term debt, according to maturity date, that may be subject to interest rate risk and the average interest rates as of December 31, 2002 by year of maturity (dollars in thousands):

	Amortized				Amortized
	Cost			Fair Value	Cost

		2004 and
	2003	Thereafter	2002	2002	2001

Cash equivalents and short-term investments:
Fixed rate	$1,209,319	$569,383	$1,778,702	$1783,840	$1,096,141
Average fixed rate	1.86%	3.09%	2.26%	2.26%	3.76%
Variable rate	$288,575	—	$288,575	$288,620	$202,574
Average variable rate	1.73%	—	1.73%	1.73%	2.12%
Total cash equivalents and short-term investments:	$1,497,894	$569,383	$2,067,277	$2,072,460	$1,298,715
Average rate	1.84%	3.09%	2.18%	2.19%	3.51%
Long-term debt:
Fixed rate	—	$460,252	$460,252	$498,411	$444,408
Average fixed rate	—	6.33%	6.33%	6.32%	6.32%

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of December 31, 2002, we held one marketable equity security, representing a total market value of $254,945. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by approximately $25,000. If our marketable equity security investments as of December 31, 2002 had been valued using prices as of February 28, 2003, the value of these securities would have decreased by approximately $73,000, or 28%. This estimate is not necessarily indicative of future performance and actual results may differ materially.

      We also made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. In 2002, we recognized impairment losses of $14.8 million on our strategic investments when we determined that there had been a decline in the fair value of the investment that was other than temporary, partially offset by a gain on disposal of a strategic investment of $3.0 million. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing, and the uncertainty of its financial conditions. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

Item 8.	Financial Statements and Supplementary Data

Annual Financial Statements

      Our financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 15(a)(1) for a listing of consolidated financial statements provided in the section titled “Financial Statements.”

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

		(In thousands, except per share amounts)
Fiscal 2002
Total net revenue	$370,449	$364,690	$365,684	$405,732	$1,506,555
Gross profit	303,197	294,157	294,291	331,786	1,223,431
Income (loss) before income taxes	65,153	38,541	52,885	(28,334)	128,245
Net income (loss)	44,466	26,046	36,226	(49,362)	57,376
Net income (loss) per share — basic	$0.11	$0.06	$0.09	$(0.12)	$0.14
Number of shares used in computing per share amounts basic	406,086	409,465	410,898	411,773	409,523
Net income (loss) per share — diluted	$0.11	$0.06	$0.09	$(0.12)	$0.14
Number of shares used in computing per share amounts diluted	421,709	418,719	416,587	411,773	418,959
Fiscal 2001 (As restated)
Total net revenue	$387,291	$390,090	$340,222	$374,325	$1,491,928
Gross profit	329,162	330,305	282,560	307,483	1,249,510
Loss before income taxes	(101,793)	(111,664)	(168,819)	(146,316)	(528,592)
Net loss	(153,890)	(126,482)	(159,825)	(202,132)	(642,329)
Net loss per share — basic and diluted	$(0.39)	$(0.32)	$(0.40)	$(0.50)	$(1.61)
Number of shares used in computing per share amounts basic and diluted	394,829	398,017	400,455	402,684	399,016

      Our operating results have fluctuated in the past, and may fluctuate significantly in the future, depending on a number of factors, including the timing and magnitude of sales of our products through original equipment manufacturers, investment in new products and new distribution channels, the timing and level of sales to resellers and direct end-users, the introduction, timing and market acceptance of new products, the timing of license fee payments and other factors. For further background on fluctuating operating results, see “Factors That May Affect Future Results — We may experience a shortfall in revenue in any given quarter or may announce lower forecasted revenue or earnings, which could cause the market price of our securities to decline.”

      On January 1, 2002, upon adoption of newly issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of developed technology, goodwill and other intangibles decreased. Under SFAS 142, we are no longer required to amortize goodwill.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      Information with respect to directors may be found in the section captioned “Election of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Executive Officers

      Information with respect to executive officers may be found in Item 1. Business.

Item 11.	Executive Compensation

      Information with respect to this item may be found in the section captioned “Executive Compensation” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information with respect to this item may be found in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and our chief financial officer have evaluated our disclosure controls and procedures within 90 days before the filing date of this report. This included evaluation of improvements we made to our disclosure controls and procedures in the fourth quarter of 2002 to strengthen our review process for transactions in which our customers are also our suppliers. Our chief executive officer and chief financial officer concluded that as of their evaluation date, our disclosure controls and procedures were effective for the purposes for which they were designed.

Changes in Internal Controls

      There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, which occurred as of the evaluation date referenced in the above paragraph.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements

      The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2002 and 2001 (As restated)

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 (As restated) and 2000 (As restated)

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 (As restated) and 2000 (As restated)

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 (As restated) and 2000 (As restated)

•	Notes to Consolidated Financial Statements

•	Independent Auditors’ Report

•	Report of Ernst & Young LLP, Independent Auditors

2. Financial Statement Schedules

      The following financial statement schedule for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts

      Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation (“VERITAS”), Victory Merger Sub, Inc. and Seagate Technology, Inc. (“Seagate”)	8-K	4/5/00	2.01
2.02	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited (“Suez”), Seagate and Seagate Software Holdings, Inc.	8-K	4/5/00	2.02
2.03	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	8/30/00	2.05

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.04	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated October 17, 2000, by and among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	10/19/00	2.03
2.05	Amended and Restated Agreement and Plan of Reorganization by and among VERITAS, VERITAS Operating Corporation (“VOC”), Seagate, Seagate Software, Inc. (“Seagate Software”) and Seagate Software Network & Storage Management Group, Inc.	S-4	4/19/99	2.01
2.06	Amended and Restated Combination Agreement by and between VOC and TeleBackup Systems, Inc.	S-4	4/19/99	2.02
2.07	Agreement and Plan of Merger, dated as of December 19, 2002, by and among VERITAS Software Corporation, a Delaware corporation, Argon Merger Sub Ltd., an Israeli corporation and an indirect wholly-owned subsidiary of VERITAS Software Corporation and Precise Software Solutions Ltd., an Israeli company	8-K	12/24/02	2.01
3.01	Amended and Restated Certificate of Incorporation of VERITAS	8-A	6/2/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	8-A	6/2/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	6/2/00	4.03
3.04	Amended and Restated Bylaws of VERITAS	S-4	9/28/00	3.04
4.01	Indenture dated as of October 1, 1997 between VOC and State Street Bank and Trust Company of California, N.A.	10-Q	6/30/99	4.03
4.02	Amended and Restated First Supplemental Indenture dated July 30, 1999 by and among VERITAS, VOC and State Street Bank and Trust of California, N.A.	S-1/A	8/6/99	4.04
4.03	Registration Rights Agreement dated as of October 1, 1997 between VOC and UBS Securities LLC	10-Q	11/14/97	4.07
4.04	Form of Rights Agreement between VERITAS and the Right Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares	S-4	4/19/99	4.06
4.05	Form of Registration Rights Agreement between VERITAS and Seagate Software	S-4	4/19/99	4.07
4.06	Form of Stockholder Agreement between VERITAS, VOC, Seagate Software and Seagate	S-4	4/19/99	4.08
4.07	Form of Specimen Stock Certificate	S-1	10/22/93	4.01
4.08	Form of Indenture among VERITAS, VOC State Street Bank and Trust Company of California, N.A., as Trustee	S-1/A	8/9/99	4.10
10.01	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS, Seagate, Suez and certain other parties	8-K	4/5/00	2.3

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.02†	Development and License Agreement between Seagate and VERITAS	S-4	4/19/99	10.01
10.03†	Cross License Agreement and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	4/19/99	10.02
10.04*	VERITAS 1993 Equity Incentive Plan, as Amended	S-8	3/29/01	4.01
10.05*	VERITAS 1993 Employee Stock Purchase Plan, as amended	S-8	3/29/01	4.02
10.06*	VERITAS 1993 Directors Stock Option Plan, as amended	10-K	3/30/00	10.05
10.07*	OpenVision Technologies, Inc. 1996 Employee Stock Purchase Plan, as amended	S-4	3/24/97	10.19
10.08	Office building sublease dated February 27, 1998, by and between VOC and Space Systems/ Loral, Inc.	10-Q	11/16/98	10.14
10.09	Office building lease dated April 30, 1998, by and between VOC and Ryan Companies US, Inc.	10-Q	11/16/98	10.15
10.10*	Form of Key Employee Agreement	S-4	4/19/99	10.11
10.11	Office Building Lease, dated September 2, 1994, as amended, by and between VOC and John Arriliaga and Richard T. Peery regarding property located in Mountain View, California	10-K	12/31/94	10.09
10.12	Amendment No 1. to Office Building Lease dated May 28, 1997 by and between VOC and John Arriliaga and Richard T. Peery	10-K	12/31/97	10.12
10.13	Agreement dated November 7, 1996 between VERITAS Software India Pvt. Ltd. and Talwalkar & Talwalkar and Mr. Rajendra Dattatraya Pathak, Mrs. Kamal Trimbak Nighojkar, Mrs. Bakul Prabhakar Pathak, Mrs. Nalini Manohar Saraf, Mr. Narhar Vaman Pandit, Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar Thite, and Ms. Medha Narhar Pandit relating to the development of certain premises in Pune, India	S-4	3/24/97	10.12
10.14	Form of Indemnification Agreement entered into between VERITAS and each of its directors and executive officers	S-4	4/19/99	10.15
10.15	Amendment No. 1 to Cross-License and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	4/19/99	10.16
10.16	Participation Agreement dated April 23, 1999 by and among VOC, First Security Bank, National Association, as “Owner Trustee,” various banks and other lending institutions which are parties thereto from time to time as “Holders,” various banks and other lending institutions which are parties thereto from time to time as “Lenders,” NationsBank, N.A., as “Agent” for the Lenders and the Holders, and various parties thereto from time to time as “Guarantors”	S-1	8/6/99	10.17
10.17	Grant Deed dated April 23, 1999 recording grant of real property to First Security Bank, National Association as “Owner Trustee” by Fairchild Semiconductor Corporation of California	S-1	8/6/99	10.20

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.18	Memorandum of Lease Agreement and Lease Supplement No. 1 and Deed of Trust dated April 23, 1999 among VOC, First Security Bank, National Association and Chicago Title Company	S-1	8/6/99	10.21
10.19	Memorandum of Lease Agreement and Lease Supplement No. 2 and Deed of Trust dated April 23, 1999 among VOC, First Security Bank, National Association and Chicago Title Company	S-1	8/6/99	10.22
10.20	Collateral Assignment of Sublease dated April 23, 1999 made by VOC to First Security Bank, National Association	S-1	8/6/99	10.23
10.21	Sublease Agreement dated April 23, 1999 by and between VOC and Fairchild Semiconductor Corporation of California	S-1	8/6/99	10.24
10.22	Certificate re: Representations and Warranties dated April 20, 1999 by Fairchild Semiconductor Corporation of California and addressed to VOC	S-1	8/6/99	10.25
10.23	Security Agreement dated April 23, 1999 between First Security Bank, National Bank, as “Owner Trustee” and NationsBank, N.A., as Agent for the “Lenders” and the “Holders”.	S-1	8/6/99	10.26
10.24	Form of Agreement of Purchase and Sale by and between Fairchild Semiconductor Corporation of California and VOC	S-1	8/6/99	10.27
10.25	First Amendment dated April 14, 1999 and Agreement of Purchase and Sale dated March 29, 1999 by and between Fairchild Semiconductor Corporation of California and VOC	S-1	8/6/99	10.28
10.26	Agency Agreement between VOC and First Security Bank, National Association, as “Owner Trustee”	S-1	8/6/99	10.29
10.27	Master Lease Agreement dated April 23, 1999 between First Security Bank, National Association and VOC	S-1	8/6/99	10.30
10.28	First Amendment and Restatement of Certain Operative Agreements and Other Agreements dated March 3, 2000 among VOC, the various parties to the participation agreement and other operative agreements from time to time, as the “Guarantors,” First Security Bank, National Association, as “Owner Trustee,” the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time, as the “Holders,” and Bank of America, N.A., as successor to NationsBank, N.A.	10-K	3/30/00	10.29
10.29	Joinder Agreement dated March 3, 2000 by and between VERITAS and Bank of America, N.A.	10-K	3/30/00	10.30
10.30	Joinder Agreement dated March 3, 2000 by and between OpenVision International, Ltd. and Bank of America, N.A.	10-K	3/30/00	10.31
10.31	Joinder Agreement dated March 3, 2000 by and between VERITAS Software Global Corporation (formerly known as Seagate Software Network & Storage Management Group, Inc.) and Bank of America, N.A.	10-K	3/30/00	10.32

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.32	Participation Agreement dated March 9, 2000 by and among VOC, various parties thereto from time to time as “Guarantors,” First Security Bank, National Association, as “Owner Trustee,” various banks and other lending institutions which are parties thereto from time to time as “Holders,” various banks and other lending institutions which are parties thereto from time to time as “Lenders,” and Bank of America, N.A. as “Agent” for the Lenders and the Holders	10-K	3/30/00	10.33
10.33	Master Lease Agreement dated March 9, 2000 between First Security Bank, National Association, and VOC	10-K	3/30/00	10.34
10.34	Construction Agency Agreement dated March 9, 2000 between VOC and First Security Bank, National Association	10-K	3/30/00	10.35
10.35	Trust Agreement dated March 9, 2000 between the several holders from time to time as parties thereto, as “Holders,” and First Security Bank, National Association, as “Owner Trustee”	10-K	3/30/00	10.36
10.36	Credit Agreement dated March 9, 2000 among First Security Bank, National Association, as “Owner Trustee,” the several lenders from time to time as parties thereto, and Bank of America, N.A.	10-K	3/30/00	10.37
10.37	Security Agreement dated March 9, 2000 between First Security Bank, National Association, as “Owner Trustee,” and Bank of America, N.A., accepted and agreed to by VOC	10-K	3/30/00	10.38
10.38	Second Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements dated July 28, 2000 among VOC, VERITAS Software Global Corporation (“VSGC”), the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured Parties	S-4	9/28/00	10.41
10.39	First Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements dated July 28, 2000 among VOC, VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties	S-4	9/28/00	10.42

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.40	Participation Agreement dated July 28, 2000 among the various parties thereto from time to time, VSGC, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders”, the various banks and other lending institutions which are parties thereto from time to time as “Lenders”, ABN AMRO Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch	S-4	9/28/00	10.43
10.41	Credit Agreement dated July 28, 2000 among First Security Bank, National Association as “Owner Trustee”, the several lenders from time to time, ABN AMRO Bank, N.V., Credit Suisse First Boston, and Credit Lyonnais Los Angeles Branch	S-4	9/28/00	10.44
10.42	Trust Agreement dated July 28, 2000 between the several holders from time to time parties thereto as “Holders” and First Security Bank, National Association, as “Owner Trustee”	S-4	9/28/00	10.45
10.43	Security Agreement dated July 28, 2000 between First Security Bank, National Association, as “Owner Trustee” and ABN AMRO Bank N.V., and accepted and agreed to by VSGC	S-4	9/28/00	10.46
10.44	Master Lease Agreement dated as of July 28, 2000 between First Security Bank, National Association, as “Owner Trustee” and VSGC	S-4	9/28/00	10.47
10.45	Construction Agency Agreement dated July 28, 2000 between VSGC and First Security Bank, National Association, as “Owner Trustee”	S-4	9/28/00	10.48
10.46*	Employment Agreement dated November 17, 2000 between VERITAS and Gary L. Bloom	10-K	3/29/01	10.47
10.47*	VERITAS 2001 Chief Executive Officer Compensation Plan	10-K	3/29/01	10.48
10.48*	Form of VERITAS 2001 Executive Officer Compensation Plan	10-K	3/29/01	10.49
10.49*	VERITAS Non-Qualified Deferred Compensation Plan	10-K	3/29/01	10.50
10.50	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Roseville, MN)	10-Q	5/11/01	10.04

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.51	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Mountain View, CA)	10-Q	5/11/01	10.03
10.52	Fourth Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.01
10.53	Third Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.02
10.54	VERITAS Participation Agreement First Amendment dated as of September 27, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	11/14/01	10.03
10.55	Amended and Restated Credit Agreement dated as of September 27, 2001 among VSGC, the various parties thereto from time to time, ABN Amro Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch.	10-Q	11/14/01	10.04

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.56	Fifth Amendment and Restatement of Certain Operative Agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.05
10.57	Fourth Amendment and Restatement of Certain Operative agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.06
10.58	VERITAS Participation Agreement Second Amendment dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	11/14/01	10.07
10.59*	Separation Agreement dated November 27, 2001 by and between VERITAS and Mark Leslie	10-K	4/1/02	10.61
10.60*	VERITAS 2002 Executive Officer Compensation Plan	10-K	4/1/02	10.62
10.61*	Form of VERITAS 2002 VP Performance-based Employee Incentive Bonus Plan	10-K	4/1/02	10.63
10.62	Lease Supplement No. 3 dated February 27, 2002 among Wells Fargo Bank Northwest, National Association as “Owner Trustee” and VERITAS Software Corporation	10-Q	5/14/02	10.01
10.63	Agreement on Bank Transactions dated October 3, 2001 by and between VERITAS Software, KK and Fugi Bank and Guaranty by VERITAS Software Global Corporation, VERITAS Operating Corporation and VERITAS Software Corporation in favor of The Fugi Bank, Limited.	10-Q	5/14/02	10.02
10.64	VERITAS Participation Agreement Third Amendment dated January 16, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	8/14/02	10.01

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.65	First Amendment to Credit Agreement and Other Intercreditor Agreements dated March 1, 2002 by and among Bank of America, N.A. as “Agent”, the various banks and other lending institutions which are parties thereto from time to time as “Lenders” and Wells Fargo Bank Northwest, National Association as “Owner Trustee”	10-Q	8/14/02	10.02
10.66	Consent Letter Agreement regarding Roseville, Minnesota Facility dated March 1, 2002 by and among Bank of America, N.A. as “Agent”, VERITAS, VSGC, VOC, VERITAS Software Technology Corporation and VERITAS Software Technology Holding Corporation	10-Q	8/14/02	10.03
10.67	Fifth Amendment and Restatement of Certain Operative Agreements, dated as of September 24, 2002 among VERITAS Software Global Corporation, or VSGC, the various parties to the participation agreement and other operative agreements from time to time as “Guarantors”, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A. as “Agent” for the secured parties	10-Q	11/14/02	10.01
10.68	Sixth Amendment and Restatement of Certain Operative Agreements, dated as of September 24, 2002 among VSGC, the various parties to the participation agreement and other operative agreements from time to time as “Guarantors”, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A. as “Agent” for the secured parties	10-Q	11/14/02	10.02
10.69	VERITAS Participation Agreement Fourth Amendment dated September 24, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”	10-Q	11/14/02	10.03
10.70	VERITAS Participation Agreement Fifth Amendment dated October 11, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”	10-Q	11/14/02	10.04

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.71*	Amended and Restated Employment Agreement dated as of August 12, 2002 between VERITAS Software Global Corporation and Michael Cully	10-Q	11/14/02	10.05
10.72*	VERITAS 2002 Employee Stock Purchase Plan	S-8	5/28/02	4.01
10.73*	VERITAS 2002 International Employee Stock Purchase Plan	S-8	5/28/02	4.02
10.74*	VERITAS 2002 Directors Stock Option Plan	S-8	5/28/02	4.03
10.75*	Employment Agreement dated November 11, 2002 by and between VERITAS and Edwin Gillis				X
10.76*	Employment Agreement dated January 20, 2003 by and between VERITAS and Paul Sallaberry				X
10.77*	Form of 2003 VERITAS Bonus Plan — Executive Officer				X
10.78*	Form of 2003 VERITAS Bonus Plan				X
21.01	Subsidiaries of the Registrant				X
23.01	Independent Auditors’ Consent				X
23.02	Consent of Independent Auditors				X
99.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this document.

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

10/4/02	5, 7	VERITAS announced the resignation of its Chief Financial Officer and included the related press release.
10/22/02	5, 7	VERITAS announced financial results for its third quarter ended September 30, 2002, announced a restructuring charge related to the consolidation of its facilities and included the related press release.
11/7/02	5	VERITAS announced the resignation of a member of its board of directors.
12/24/02	5, 7	VERITAS announced the signing of an agreement and plan of merger by which VERITAS will acquire Precise Software Solutions Ltd. and included the related press release.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 27th day of March 2003.

VERITAS SOFTWARE CORPORATION
Registrant

By:	/s/ EDWIN GILLIS

Edwin Gillis
Executive Vice President, Finance
and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ GARY L. BLOOM Gary L. Bloom	Chairman of the Board, President and Chief Executive Officer	March 27, 2003

Principal Financial Officer and Principal Accounting Officer:

/s/ EDWIN GILLIS Edwin Gillis	Executive Vice President, Finance and Chief Financial Officer	March 27, 2003

Additional Directors:

Geoffrey W. Squire	Vice-Chairman of the Board

/s/ FRED VAN DEN BOSCH Fred van den Bosch	Director	March 27, 2003

/s/ STEVEN BROOKS Steven Brooks	Director	March 27, 2003

/s/ MICHAEL A. BROWN Michael A. Brown	Director	March 27, 2003

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	March 27, 2003

/s/ MARK LESLIE Mark Leslie	Director	March 27, 2003

/s/ JOSEPH D. RIZZI Joseph D. Rizzi	Director	March 27, 2003

/s/ DAVID J. ROUX David J. Roux	Director	March 27, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Gary L. Bloom, certify that:

1.	I have reviewed this annual report on Form 10-K of VERITAS Software Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ GARY L. BLOOM

Gary L. Bloom
Chairman of the Board, President and
Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Edwin Gillis, certify that:

1.	I have reviewed this annual report on Form 10-K of VERITAS Software Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ EDWIN GILLIS

Edwin Gillis
Executive Vice President, Finance
and Chief Financial Officer

FINANCIAL STATEMENTS

      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

Financial Statement Description	Page

Consolidated Balance Sheets as of December 31, 2002 and 2001 (As restated)	F-2
Consolidated Statements of Operations — Years Ended December 31, 2002, 2001 (As restated) and 2000 (As restated)	F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years Ended December 31, 2002, 2001 (As restated) and 2000 (As restated)	F-4
Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 (As restated) and 2000 (As restated)	F-5
Notes to Consolidated Financial Statements	F-6
Independent Auditors’ Report	F-39
Report of Ernst & Young LLP, Independent Auditors	F-40

VERITAS SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

		(As restated)

	(In thousands, except per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$764,062	$538,419
Short-term investments	1,477,259	1,156,441
Accounts receivable, net of allowance for doubtful accounts of $11,308 and $12,616, respectively	170,204	176,635
Other current assets	74,178	66,466
Deferred income taxes	59,995	124,290

Total current assets	2,545,698	2,062,251
Property and equipment, net	230,261	225,763
Other intangibles, net	72,594	209,722
Goodwill, net	1,196,593	1,202,814
Other non-current assets	26,624	52,451
Deferred income taxes	127,863	45,375

	$4,199,633	$3,798,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,823	$32,244
Accrued compensation and benefits	97,233	89,637
Accrued acquisition and restructuring costs	37,742	12,093
Other accrued liabilities	92,431	80,833
Income taxes payable	123,569	63,735
Deferred revenue	280,314	238,433

Total current liabilities	665,112	516,975
Convertible subordinated notes	460,252	444,408
Accrued acquisition and restructuring costs	77,402	—
Other income taxes	113,100	113,100

Total liabilities	1,315,866	1,074,483
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
10,000 shares authorized: none issued and outstanding	—	—
Common stock, $.001 par value:
2,000,000 shares authorized; 430,768 and 423,178 shares issued at December 31, 2002 and 2001; 412,093 and 404,503 outstanding at December 31, 2002 and 2001.	431	423
Additional paid-in capital	6,334,581	6,228,914
Accumulated deficit	(1,745,712)	(1,803,088)
Accumulated other comprehensive loss	(3,469)	(292)
Treasury stock, at cost; 18,675 shares at December 31, 2002 and 2001.	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,883,767	2,723,893

	$4,199,633	$3,798,376

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

		(As restated)	(As restated)

	(In thousands, except per share amounts)
Net revenue:
User license fees	$1,006,713	$1,110,126	$967,565
Services	499,842	381,802	219,876

Total net revenue	1,506,555	1,491,928	1,187,441
Cost of revenue:
User license fees	37,107	40,902	40,779
Services	179,100	138,430	85,968
Amortization of developed technology	66,917	63,086	62,054

Total cost of revenue	283,124	242,418	188,801

Gross profit	1,223,431	1,249,510	998,640
Operating expenses:
Selling and marketing	505,039	548,973	437,167
Research and development (excluding $870 related to stock-based compensation incurred in 2001)	273,192	241,197	175,901
General and administrative (excluding $8,079 related to stock-based compensation incurred in 2001)	141,446	116,793	77,900
Amortization of other intangibles	72,064	72,261	71,895
Amortization of goodwill	—	814,390	807,137
Stock-based compensation	—	8,949	—
Loss on disposal of assets	3,122	—	—
Acquisition and restructuring costs (reversals)	100,263	(5,000)	(4,260)

Total operating expenses	1,095,126	1,797,563	1,565,740

Income (loss) from operations	128,305	(548,053)	(567,100)
Interest and other income, net	42,509	64,916	59,619
Interest expense	(30,770)	(29,381)	(31,567)
Loss on strategic investments	(11,799)	(16,074)	—

Income (loss) before income taxes	128,245	(528,592)	(539,048)
Provision for income taxes	70,869	113,737	89,337

Net income (loss)	$57,376	$(642,329)	$(628,385)

Net income (loss) per share — basic	$0.14	$(1.61)	$(1.57)

Number of shares used in computing per share amounts — basic	409,523	399,016	400,034

Net income (loss) per share — diluted	$0.14	$(1.61)	$(1.57)

Number of shares used in computing per share amounts — diluted	418,959	399,016	400,034

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
			Paid-in	Accumulated	Comprehensive			Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

	(in thousands)
Balance at December 31, 1999	390,898	$391	$3,926,554	$(532,374)	$(1,510)	—	—	$3,393,061
Components of comprehensive loss:
Net loss	—	—	—	(628,385)	—	—	—	(628,385)
Foreign currency translation adjustment	—	—	—	—	(9,001)	—	—	(9,001)
Change in unrealized loss on available-for-sale investments, net of tax of $629	—	—	—	—	(944)	—	—	(944)

Total comprehensive loss								(638,330)
Exercise of stock options	15,806	16	101,423	—	—	—	—	101,439
Issuance of common stock under employee stock purchase plan	1,126	1	18,064	—	—	—	—	18,065
Tax benefits from stock plans	—	—	160,786	—	—	—	—	160,786
Purchase of treasury stock related to the Seagate acquisition	—	—	—	—	—	(128,060)	(11,671,708)	(11,671,708)
Reissuance of treasury stock related to the Seagate acquisition	—	—	1,603,380	—	—	109,385	9,969,644	11,573,024
Conversion of convertible subordinated notes	3,735	4	37,637	—	—	—	—	37,641

Balance at December 31, 2000 (As restated)	411,565	412	5,847,844	(1,160,759)	(11,455)	(18,675)	(1,702,064)	2,973,978
Components of comprehensive loss:
Net loss	—	—	—	(642,329)	—	—	—	(642,329)
Foreign currency translation adjustment	—	—	—	—	4,028	—	—	4,028
Change in unrealized gain on available-for-sale investments, net of tax of $(707)	—	—	—	—	7,135	—	—	7,135
Total comprehensive loss								(631,166)
Exercise of stock options	10,528	10	74,915	—	—	—	—	74,925
Issuance of common stock under employee stock purchase plan	1,079	1	29,281	—	—	—	—	29,282
Tax benefits from stock plans	—	—	267,705	—	—	—	—	267,705
Conversion of convertible subordinated notes	6	—	132	—	—	—	—	132
Stock-based compensation	—	—	9,037	—	—	—	—	9,037

Balance at December 31, 2001 (As restated)	423,178	423	6,228,914	(1,803,088)	(292)	(18,675)	(1,702,064)	2,723,893
Components of comprehensive income:
Net income	—	—	—	57,376	—	—	—	57,376
Foreign currency translation adjustment	—	—	—	—	(309)	—	—	(309)
Change in unrealized loss on available-for-sale investments, net of tax of $1,635	—	—	—	—	(2,868)	—	—	(2,868)

Total comprehensive income								54,199
Exercise of stock options	6,086	7	55,403	—	—	—	—	55,410
Issuance of common stock under employee stock purchase plan	1,452	1	30,171	—	—	—	—	30,172
Tax benefits from stock plans	—	—	19,593	—	—	—	—	19,593
Conversion of convertible subordinated notes	52	—	500	—	—	—	—	500

Balance at December 31, 2002	430,768	$431	$6,334,581	$(1,745,712)	$(3,469)	(18,675)	$(1,702,064)	$2,883,767

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

		(As restated)	(As restated)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$57,376	$(642,329)	$(628,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,009	91,552	46,097
Amortization of other intangibles	72,064	72,261	71,895
Amortization of goodwill	—	814,390	807,137
Amortization of developed technology	66,917	63,086	62,054
Amortization of original issue discount on convertible notes	16,344	15,314	15,773
Provision for allowance for doubtful accounts	5,564	5,136	4,585
Stock based compensation	—	8,949	—
Tax benefits from stock plans	19,593	267,705	160,786
Acquisition and restructuring reversals	—	(5,000)	(4,260)
Loss on strategic investments	11,799	16,074	—
(Gain) loss on sale of assets	3,273	(1,027)	—
Write-off of property and equipment	2,656	—	—
Deferred income taxes	(19,828)	(205,859)	(95,454)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	867	4,651	(58,418)
Other assets	14,689	28,383	(22,348)
Accounts payable	1,579	(13,305)	15,021
Accrued compensation and benefits	7,596	25,799	28,278
Accrued acquisition and restructuring costs	97,084	(27,077)	(15,819)
Other accrued liabilities	20,957	(3,392)	19,301
Income and other taxes payable	59,834	7,261	27,650
Deferred revenue	41,881	37,856	112,932

Net cash provided by operating activities	583,254	560,428	546,825
Cash flows from investing activities:
Purchases of investments	(1,770,353)	(1,672,823)	(836,897)
Sales and maturities of investments	1,448,642	885,384	1,077,068
Purchase of property and equipment	(108,200)	(145,749)	(134,665)
Cash acquired from Seagate Technology	—	—	2,294,301
Payments to former Seagate Technology stockholders	—	—	(2,294,301)
Strategic investments in businesses	—	(17,110)	(22,000)
Purchase of other businesses and technologies	(5,706)	(64,661)	(2,520)
Payments made for 2001 business acquisition	(7,267)	—	—

Net cash provided by (used for) investing activities	(442,884)	(1,014,959)	80,986
Financing activities:
Proceeds from short-term borrowings	—	—	465,000
Repayments of short-term borrowings	—	—	(465,000)
Payments on revolving line of credit assumed	—	(1,892)	—
Proceeds from issuance of common stock	85,582	104,256	119,504

Net cash provided by financing activities	85,582	102,364	119,504
Effect of exchange rate changes	(309)	4,028	(9,001)

Net increase (decrease) in cash and cash equivalents	225,643	(348,139)	738,314
Cash and cash equivalents at beginning of year	538,419	886,558	148,244

Cash and cash equivalents at end of year	$764,062	$538,419	$886,558

Supplemental disclosures:
Cash paid for interest	$11,984	$12,010	$14,926

Cash paid for (refund) income taxes	$15,112	$19,165	$(3,403)

Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock and options for business acquisitions	$—	$958	$—

Issuance of common stock for conversion of notes	$500	$82	$36,245

Note payable assumed on purchase of technology	$5,000	$—	$—

Strategic investment acquired in acquisition	$—	$3,028	$—

Purchase of treasury stock related to the Seagate transaction	$—	$—	$(11,671,708)

Reissuance of treasury stock related to the Seagate transaction	$—	$—	$11,573,024

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

      VERITAS Software Corporation (the “Company”), a Delaware corporation, is a leading independent supplier of storage software products and services. Storage software includes storage management, data protection and high availability software. The Company develops and sells products for most popular operating systems, including various versions of Windows, UNIX and Linux. The Company also develops and sells products that support a wide variety of servers, storage devices, databases, applications and network solutions. The Company provides a full range of services to assist its customers in assessing, architecting and implementing their storage software solutions. The Company markets its products and services through original equipment manufacturers (“OEM”), direct sales channels and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors, strategic partner resellers and systems integrators.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risk and with original maturities of three months or less. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

Short-Term and Long-term Investments

      The Company classifies all of its short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short-term investments do not include strategic investments.

      As of December 31, 2002 and 2001, the Company classified its short-term investments as available-for-sale, and all short-term investments consisted of securities with original maturities in excess of 90 days. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, net of tax. The amortization of premiums and discounts on the investments and realized gains and losses, determined on specific identification based on the trade date of the transaction, are included in interest and other income, net.

Fair Value of Financial Instruments

      The following methods are used to estimate the fair value of the Company’s financial instruments:

a) Cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate their fair value due to the short term nature of these instruments;

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

b) Available-for-sale securities, equity securities in publicly traded companies and forward exchange contracts are recorded based on quoted market prices; and

c) Convertible subordinated notes are recorded at their accreted values, which approximate the cash outlay that is due upon the note settlements.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, if shorter. The estimated useful lives of furniture and equipment and computer equipment is generally two to five years and the estimated useful life of the Company’s building is thirty-five years.

Goodwill and Other Intangibles

      Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value and assembled workforce. Other intangibles mainly represent developed technology, distribution channels, original equipment manufacturer agreements, and trademarks acquired in business combinations. On January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. In accordance with SFAS 142, the Company continued to amortize goodwill related to acquisitions completed prior to July 1, 2001, through January 1, 2002. The goodwill balances associated with acquisitions completed prior to July 1, 2001 were amortized over four years using the straight-line method. Consistent with SFAS 142, the Company has not amortized goodwill related to acquisitions completed subsequent to June 30, 2001, but instead tested the balance for impairment. Identifiable intangibles, regardless of acquisition date, are currently amortized over a two to four year period using the straight-line method.

      Goodwill, net of accumulated amortization, was $1,196.6 million at December 31, 2002 and $1,202.8 million at December 31, 2001. Other intangibles, net of accumulated amortization, was $72.6 million at December 31, 2002 and $209.7 million at December 31, 2001. Accumulated amortization of goodwill and other intangibles was $2,555.0 million as of December 31, 2002, and $2,442.6 million as of December 31, 2001.

Strategic Investments

      The Company holds investments in common and preferred stock in privately-held and publicly traded companies, which are included in other non-current assets. These strategic investments do not represent a greater than 20% voting interest in any investee and the Company does not have the ability to significantly influence any investee’s management. Investments in publicly traded companies are recorded at fair value using quoted market prices. All other strategic investments are accounted for on a cost basis.

      The Company accounts for its strategic investments in publicly traded companies in accordance with SFAS 115 and these investments are classified as available-for-sale. These investments are carried at fair value, with unrealized gains or losses, net of tax, included in accumulated other comprehensive loss as a separate component of stockholders’ equity.

      Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the fair value of the investment that is other than temporary.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

      The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.

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

      The Company transacts business in various foreign currencies and has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (“forward contracts”) to hedge certain foreign currency transaction exposures. The objective of these contracts is to neutralize the impact of currency exchange rate movements on the Company’s operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The Company does not designate its foreign exchange forward contracts as hedges and accordingly, adjusts these instruments to fair value through earnings. The Company does not use forward contracts for speculative or trading purposes.

Revenue Recognition

      In October 1997, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 97-2 Software Revenue Recognition, which has been amended by SOP 98-4 and SOP 98-9. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2, as amended by SOP 98-4, was effective for revenue recognized under software license and service arrangements beginning January 1, 1998. SOP 98-9 amended SOP 97-2 and requires recognition of revenue using the “residual method” when certain criteria are met.

      The Company derives revenue from software licenses and services. Service revenue includes contracts for software maintenance and technical support, consulting and training services. In software arrangements that include rights to multiple software products and/or services, the Company allocates and defers revenue for the undelivered items, based on vendor-specific objective evidence of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue.

      The Company recognizes revenue from licensing of software products to an end user upon delivery of the software product to the customer, unless the fee is not fixed or determinable, or collectibility is not considered probable. For licensing of the Company’s software to OEMs, revenue is not recognized until the OEM sells the software to an end-user customer. For licensing of the Company’s software through its indirect sales channels, revenue is recognized when the reseller, value-added reseller, hardware distributor, application software vendor or system integrator sells the software to its customer. Arrangements with payment terms

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

extending beyond 90 days from the invoice date are not considered to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected.

      Maintenance and technical support revenue is recognized on a straight-line basis over the period that the support is provided. Other services are evaluated to determine whether those services are essential to the functionality of the other elements of the arrangement. To date, software services have not been considered essential to the functionality of the other elements of the arrangement. Therefore, the revenue allocable to the software services is recognized as the services are performed, assuming all other criteria for revenue recognition have been met.

      Certain of the Company’s customers are also its suppliers. Occasionally, in the normal course of business, the Company purchases goods or services for its operations from these suppliers at or about the same time the Company licenses its software to them. The Company identifies and reviews the significant transactions to confirm that they are separately negotiated at terms the Company considers to be arm’s length. In cases where the transactions are not separately negotiated, the Company assesses the fair value of either of the goods or services involved in the transaction to support the recognition of the transaction at the amounts stated in the arrangements. If the Company can not determine fair value of either of the goods or services involved within reasonable limits, it records the transaction on a net basis.

Cost of Revenue

      Cost of revenue includes costs related to user license and service revenue and amortization of acquired developed technology. Cost of user license revenue includes material, packaging, shipping and other production costs, and third-party royalties. Cost of service revenue includes salaries, benefits and overhead costs associated with employees providing maintenance and technical support, training and consulting services. Third-party consultant fees are also included in cost of service revenue.

Software Development Costs

      Under SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized on a product-by-product basis. The annual amortization should be the greater of the amount calculated by using the ratio of the revenue generated by product or the amount calculated by amortizing the capitalized cost using the straight-line method over the estimated economic life of the product. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. Costs and efforts expended by the Company between the achievement of technological feasibility and the general release has been minimal. As of December 31, 2002 such capitalizable software development costs were insignificant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities, trade receivables and financial instruments used in hedging activities. The Company primarily invests its excess cash in commercial paper rated A-1/ P-1, medium-term notes, corporate notes, government securities (taxable and non-taxable), asset-backed securities, market auction preferreds with approved financial institutions, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management’s expectations. The counterparties to the agreements relating to the Company’s financial instruments used in hedging activities consist of major, multinational, high credit quality, financial institutions. The amounts potentially subject to credit risk arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. The Company does not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentrations of credit risk.

     Net Income (Loss) Per Share

      Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

     Accounting for Stock-Based Compensation

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and related interpretations. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB 25, the Company does not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, Accounting for Stock Based Compensation, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2001	2000

		(As restated)	(As restated)
Net income (loss)
As reported	$57,376	$(642,329)	$(628,385)
Add:
Stock-based employee compensation expense included in net income (loss), net of tax	—	5,906	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	294,818	290,385	151,463

Pro forma	$(237,442)	$(926,808)	$(779,848)
Basic income (loss) per share
As reported	$0.14	$(1.61)	$(1.57)
Pro forma	$(0.58)	$(2.32)	$(1.95)
Diluted income (loss) per share
As reported	$0.14	$(1.61)	$(1.57)
Pro forma	$(0.58)	$(2.32)	$(1.95)

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

risk-free interest rates averaging 3.82% in 2002, 4.56% in 2001 and 6.16% in 2000; a dividend yield of 0.0% for all years; a weighted-average expected life of 5 years for all years; and a volatility factor of the expected market price of the Company’s common stock of 0.90 for 2002, 0.90 for 2001 and 0.70 for 2000.

      The fair value of the employees’ purchase rights under the employee purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights granted in 2002, 2001 and 2000: a dividend yield of 0.0% for all years; an expected life ranging from 6 to 24 months; an expected volatility factor of 0.90 in 2002, 0.90 in 2001 and 0.70 in 2000; and risk-free interest rates ranging from 1.62% to 3.02% in 2002, 3.37% to 4.99% in 2001 and from 6.02% to 6.65% in 2000.

     Translation of Foreign Currencies

      Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains or losses are reported in results of operations.

     Impairment of Goodwill

      The Company reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that the Company perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of the reporting unit may be below its carrying amount. The Company completed this test in the fourth quarter of 2002 and no impairment loss was recognized upon completion of the test.

     Impairment of Long-Lived Assets

      The Company reviews its long-lived assets, including property and equipment and intangible assets with estimable useful lives for impairment and determines whether an event or change in facts and circumstances indicates that their carrying amount may not be recoverable. The Company assesses impairment of its long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. No impairment was recognized in 2002, 2001 and 2000.

     Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense was $36.0 million for the year ended December 31, 2002, $32.4 million for the year ended December 31, 2001 and $29.7 million for the year ended December 31, 2000.

     Reclassifications

      Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation.

     Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supercedes Emerging Issues Task Force Issue (“EITF”) No. 94-3 Liability Recognition

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These costs include those related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recorded at fair value and that they be recognized when the liability is incurred rather than at the date of the commitment to an exit plan as prescribed under EITF 94-3. SFAS 146 will be applied prospectively for exit or disposal activities that are initiated after December 31, 2002 and accordingly, liabilities recognized prior to the initial application of SFAS 146 should continue to be accounted for in accordance with EITF 94-3. The Company will be required to implement the provisions of SFAS 146 for exit and disposal activities initiated after January 1, 2003 and does not believe that SFAS 146 will have a material impact on its financial position, results of operations or cash flows.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses, the guarantee on its three lease agreements for buildings in Mountain View, Roseville and Milpitas discussed in Note 11 and the guarantee on a credit facility discussed in Note 10. The Company will be required to implement the provisions of FIN 45 as of January 1, 2003 and does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 and the adoption of SFAS 148 did not impact the Company’s financial position, results of operations, or cash flows.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The provisions of FIN 46 are to be applied as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003 and still existing on June 15, 2003. The Company currently has three build-to-suit operating leases, commonly referred to as synthetic leases, of which the Company is the primary

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beneficiary and which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust, a variable interest entity, that has no voting rights, no employees, no financing activity other than the lease with the Company, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. If the trusts under the Company’s leasing structures qualify as variable interest entities for purposes of FIN 46, the Company would be required to consolidate these entities into the Company’s financial statements beginning July 1, 2003. This would require the Company to recognize the assets and debt of the leasing structures on the Company’s consolidated balance sheet and a cumulative adjustment for the accounting change in the Company’s consolidated statements of income. Alternatively, the Company may choose to purchase the properties by exercising the Company’s purchase option or seek to restructure the synthetic leases with entities that would not qualify as variable interest entities under FIN 46. If the Company is unable to restructure the synthetic leases with entities that would not qualify as variable interest entities under FIN 46, then the Company may be required to recognize additional depreciation and losses associated with these properties. The Company is currently evaluating the impact that would result from adopting FIN 46 and alternatives to consolidating the lease structures into the Company’s financial statements.

Note 2.     Seagate Technology Transaction

      On November 22, 2000, the Company completed a multi-party transaction with Seagate Technology (“Seagate”) and Suez Acquisition Company (Cayman) Limited (“SAC”), a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and the Company for substantially all liabilities arising in connection with those operating assets. The Company did not acquire Seagate’s disc drive business or any other Seagate operating business. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of the Company merged with and into Seagate, following which Seagate became its wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation.

      The Company issued approximately 109.4 million shares of its common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of its common stock and certain non-operating assets and liabilities held by Seagate. The transaction resulted in a decrease of approximately 18.7 million shares of the Company’s outstanding common stock. At the closing of the transaction the Company recorded the non-operating assets and liabilities assumed from Seagate at their fair values. In addition, the Company accrued $40.0 million of direct transaction costs, of which $0.3 million is remaining in accrued acquisition and restructuring costs as of December 31, 2002. The Company anticipates that the remaining $0.3 million of acquisition-related costs will be utilized by the second quarter of 2003.

      For the years ended December 31, 2002 and 2000, the transaction had no significant impact on the Company’s consolidated statements of operations. For the year ended December 31, 2001, the transaction had the following impacts on its consolidated statement of operations:

•	reversal of acquisition and restructuring costs of $5.0 million; and

•	additional provision for income taxes of $30.1 million.

      As a result of the impact on its consolidated statement of operations, net of tax, the decrease of approximately 18.7 million shares of its common stock outstanding on the number of shares used in computing the net loss per share, the transaction resulted in an incremental net loss per share of $0.01 for the years ended December 31, 2000 and 2001 and incremental net income per share of $0.01 for the year ended December 31, 2002.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2002 and 2001, the transaction affected the Company’s consolidated balance sheet, as follows:

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	income taxes payable included an additional $21.3 million; and

•	other income taxes included an additional $113.1 million.

      As of December 31, 2002 and 2001, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million, and related to certain tax liabilities that the Company expects to pay after the merger. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. In 2001, the Company recorded a reduction of $30.7 million in tax liabilities and indemnification receivable from SAC as a result of settlements entered into with tax authorities. Also, the Company recorded a provision for income taxes of $30.1 million due to changes in estimates of the amount and timing of other tax liabilities for years under examination. The Company believes that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations.

Note 3.     Business Combinations

     NSMG acquisition

      On May 28, 1999, the Company acquired the Network & Storage Management Group business of Seagate Software, Inc. (“NSMG”) for total purchase consideration of $3,464.5 million accounted for using the purchase method. The purchase price was allocated, based on an independent valuation, to goodwill and assembled workforce of $3,028.6 million, developed technology of $233.7 million, other intangibles of $281.5 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million and other tangible net liabilities assumed of $1.0 million. For the year ended December 31, 2002, the Company recorded $70.4 million and $57.5 million, respectively, for the amortization of other intangibles and developed technology related to this acquisition. For each of the years ended December 31, 2001 and 2000, the Company recorded $827.6 million for the amortization of goodwill and other intangibles and $58.4 million for the amortization of developed technology related to this acquisition. During the fourth quarter of 2002, $2.2 million of the net book value of developed technology was written off pursuant to the sale of certain technology acquired in this acquisition. Developed technology and other intangibles related to this acquisition will be fully amortized during the second quarter of 2003. The Company incurred acquisition related costs of $43.4 million.

      In addition, the Company recorded a restructure charge of $11.0 million in 1999 as a result of the NSMG acquisition related to exit costs associated with duplicative facilities that the Company planned to vacate. In the fourth quarter of 2000, as a result of lower actual exit costs than originally estimated with respect to duplicative facilities, $4.3 million of the restructuring charge was reversed. In the fourth quarter of 2002, the Company recorded an additional reserve of $4.2 million due to a decline in real estate market conditions that resulted in higher actual exit costs than estimated associated with these duplicative facilities.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Acquisition and acquisition-related restructuring costs are summarized below (in millions):

	Direct	Duplicative	Involuntary
	transaction	Facility Related	termination
	costs	Costs	benefits	Total

Provision accrued at acquisition date	$20.0	$17.9	$16.5	$54.4
Cash payments	(17.4)	(0.3)	(2.7)	(20.4)
Non-cash charges	—	(0.9)	(11.7)	(12.6)

Balance at December 31, 1999	2.6	16.7	2.1	21.4
Cash payments	(1.9)	(2.1)	(0.9)	(4.9)
Reversal	—	(3.9)	(0.4)	(4.3)

Balance at December 31, 2000.	0.7	10.7	0.8	12.2
Cash payments	(0.7)	(0.2)	(0.3)	(1.2)

Balance at December 31, 2001	—	10.5	0.5	11.0
Additions	—	4.2	—	4.2
Cash payments	—	(2.5)	—	(2.5)
Non-cash charges	—	(1.7)	—	(1.7)
Reversal	—	—	(0.5)	(0.5)

Balance at December 31, 2002	$—	$10.5	$—	$10.5

      The remaining acquisition and restructuring charge accrual of $10.5 million is anticipated to be utilized for servicing operating lease payments or negotiated buyouts of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

     Other Acquisitions

      During 1999, the Company completed two acquisitions for a total cost of approximately $211.0 million. The Company accounted for these acquisitions using the purchase method of accounting. Purchase consideration for these two acquisitions was allocated, based on independent valuations, to goodwill and assembled workforce of $196.6 million, developed technology of $9.0 million, other intangibles of $5.6 million, in-process research and development of $3.0 million, and net liabilities assumed of $3.2 million. For the year ended December 31, 2002, the Company recorded $1.4 million and $2.3 million, respectively, for the amortization of other intangibles and developed technology related to these acquisitions. For each of the years ended December 31, 2001 and 2000, the Company recorded $51.0 million for the amortization of goodwill and other intangibles and $2.3 million for the amortization of developed technology. Developed technology and other intangibles related to these acquisitions will be fully amortized during the second quarter of 2003. Acquisition costs related to these transactions were $6.4 million all of which have been paid as of December 31, 2002.

      During 2001, the Company completed three acquisitions of privately held companies for a total cost of approximately $78.2 million. The Company accounted for these acquisitions using the purchase method of accounting. The purchase price was allocated, based on independent valuations, to goodwill of $65.9 million, developed technology of $12.7 million, other intangibles of $1.7 million, and net of tangible liabilities assumed of $2.1 million. The total acquisition costs of $1.9 million were paid as of December 31, 2002. During 2002, the Company recorded $0.3 million related to the amortization of other intangibles and $5.4 million for the amortization of developed technology. During 2001, the Company recorded $7.5 million for the amortization of goodwill and other intangibles and $1.0 million for the amortization of developed technology. During the fourth quarter of 2002, the remaining net book value of the intangibles related to one of these acquisitions of $8.7 million was written off due to the sale of the related technology. The remaining intangibles are being amortized over the estimated useful life of 24 months.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      During 2002, the Company acquired most of the assets of a privately held company for a total purchase price of $4.7 million, paid in cash, that was allocated to developed technology and will be amortized over the estimated useful life of 4 years. Amortization of developed technology related to this transaction was $0.2 million for the year ended December 31, 2002. The pro forma impact on the Company’s results of operations for 2002 was not significant.

Unaudited pro forma summary results of operations related to the 2001 acquisitions

      The following unaudited pro forma summary results of operations data have been prepared assuming that the three acquisitions completed during 2001 had occurred at the beginning of the period presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented (in thousands, except per share amounts):

	2001	2000

	(As restated)	(As restated)
Net revenue	$1,496,231	$1,200,219
Net loss	$(663,827)	$(656,834)
Basic and diluted net loss per share	$(1.66)	$(1.64)

     Acquisitions completed, or expected to be completed, subsequent to December 31, 2002

      Effective January 27, 2003, the Company completed the acquisition of all of the outstanding common stock of Jareva Technologies, Inc. (“Jareva”), a provider of automated server provisioning products, for approximately $62.0 million, paid primarily in cash. The acquisition was accounted for as a purchase and is not expected to have a material impact on the Company’s financial position or cash flows in 2003. The results of operations of Jareva will be included in the Company’s consolidated financial statements from the date of acquisition.

      On December 19, 2002, the Company announced that it had signed an agreement to acquire Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products, for an aggregate preliminary purchase price of approximately $590 million, including approximately $497 million of cash and common stock to be issued, $85 million of fair value of stock options to be assumed and $8 million of acquisition-related costs. The Company expects this acquisition to be consummated during the second quarter of 2003.

Note 4.     Cash, Cash Equivalents and Investments

      The Company’s cash, cash equivalents and short-term investments consisted of the following at December 31, 2002 and December 31, 2001 (in thousands):

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$168,861	$—	$—	$168,861
Money market funds	418,990	—	—	418,990
Commercial paper	153,447	—	—	153,447
Corporate notes	12,764	—	—	12,764
Government securities	10,000	—	—	10,000

Cash and cash equivalents	$764,062	$—	$—	$764,062

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Short-term investments:
Commercial paper	$55,964	$—	$(9)	$55,955
Market auction preferreds	288,575	116	(71)	288,620
Asset-backed securities	83,721	—	(173)	83,548
Government securities	285,537	1,236	(3)	286,770
Corporate notes	758,279	4,579	(492)	762,366

Short-term investments	$1,472,076	$5,931	$(748)	$1,477,259

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$390,068	$—	$—	$390,068
Money market funds	125,383	—	—	125,383
Commercial paper	22,968	—	—	22,968
Corporate notes	—	—	—	—

Cash and cash equivalents	$538,419	$—	$—	$538,419

Short-term investments:
Commercial paper	$99,491	$—	$—	$99,491
Market auction preferreds	202,574	—	—	202,574
Government securities	133,098	1,654	(4)	134,748
Corporate notes	715,203	5,633	(1,208)	719,628

Short-term investments	$1,150,366	$7,287	$(1,212)	$1,156,441

      Realized gains are included in interest and other income, net in the consolidated statements of operations. The following table sets forth the components of the Company’s interest and other income, net (in thousands):

	December 31, 2002

	2002	2001	2000

Interest income	$50,338	$63,239	$64,649
Dividend income	576	2,944	2,442
Gains (losses) on sale of investments	2,145	(446)	—
Other miscellaneous expense	(10,550)	(821)	(7,472)

Total interest and other income, net	$42,509	$64,916	$59,619

      For the year ended December 31, 2002, other miscellaneous expense includes a $6.1 million charge in connection with the settlement of a litigation matter.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The amortized cost and estimated fair value of the Company’s cash, cash equivalents and short-term investments, as of December 31, 2002, shown by contractual maturity date, are included in the following table (in thousands):

	December 31, 2002

	Amortized Cost	Fair Value

Due in less than one year	$1,666,754	$1,668,035
Due between one and five years	569,384	573,286

Total	$2,236,138	$2,241,321

Note 5.     Property and Equipment

      Property and equipment is stated at cost and consisted of the following (in thousands):

	December 31,

	2002	2001

Building	$892	$888
Computer equipment	327,614	280,638
Furniture and equipment	76,801	57,216
Leasehold improvements	92,953	69,856
Construction in process	14,071	13,624

	512,331	422,222
Less — accumulated depreciation and amortization	(282,070)	(196,459)

Property and equipment, net	$230,261	$225,763

      Depreciation and amortization of property and equipment charged to costs and expenses was approximately $100.5 million for the year ended December 31, 2002, $84.4 million for the year ended December 31, 2001 and $43.2 million for the year ended December 31, 2000.

Note 6.     Goodwill and Other Intangible Assets

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

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	December 31,

	2002	2001

Goodwill:
Gross carrying amount	$3,285,455	$3,293,744
Accumulated amortization	2,088,862	2,090,930

Net carrying amount of goodwill	$1,196,593	$1,202,814

      During the fourth quarter of 2002, the Company sold certain technology acquired in a prior year acquisition, and as a result, recorded a loss on disposal of assets of $3.1 million, included in operating expenses.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with this sale, the Company wrote-off the net book value of the related intangible assets of $10.9 million, including the net book value of the related goodwill of $6.2 million.

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$235,508	$200,140	$35,368
Distribution channels	234,800	210,342	24,458
Trademarks	24,350	21,813	2,537
Other intangible assets	29,520	25,737	3,783

Intangibles related to business acquisitions	524,178	458,032	66,146
Convertible subordinated notes issuance costs	14,506	8,058	6,448

Total other intangibles assets	$538,684	$466,090	$72,594

	December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$258,027	$159,425	$98,602
Distribution channels	234,800	151,642	83,158
Trademarks	24,350	15,724	8,626
Other intangible assets	29,700	18,726	10,974

Intangibles related to business acquisitions	546,877	345,517	201,360
Convertible subordinated notes issuance costs	14,506	6,144	8,362

Total other intangibles assets	$561,383	$351,661	$209,722

      The total amortization expense related to goodwill, developed technology, and other intangible assets is set forth in the table below (in thousands):

	December 31,

	2002	2001	2000

Goodwill	$—	$814,390	$807,137
Developed technology	67,232	63,086	62,054
Distribution channels	58,700	58,700	58,700
Trademarks	6,089	6,089	6,089
Other intangible assets	7,600	7,472	7,106

Total amortization	$139,621	$949,737	$941,086

      In 2002, the total amortization expense for developed technology includes $0.3 million that is included in user license fees cost of revenue and the total amortization expense for other intangible assets includes $0.3 million that is included in research and development operating expenses.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The total expected future annual amortization related to intangible assets related to business acquisitions is set forth in the table below (in thousands):

Future
Year	Amortization

2003	$58,722
2004	2,687
2005	2,687
2006	2,050

Total	$66,146

      The adjusted net income per share excluding amortization of goodwill is as follows (in thousands, except per share amounts):

	December 31,

	2002	2001	2000

		(As restated)	(As restated)
Net income (loss)	$57,376	$(642,329)	$(628,385)
Add back:
Amortization of goodwill	—	814,390	807,137

Adjusted net income	$57,376	$172,061	$178,752

Basic net income (loss) per share	$0.14	$(1.61)	$(1.57)
Add back:
Amortization of goodwill	—	2.04	2.02

Adjusted basic net income per share	$0.14	$0.43	$0.45

Number of shares used in computing per share amounts — basic	409,523	399,016	400,034

Diluted net income (loss) per share	$0.14	$(1.53)	$(1.44)
Add back:
Amortization of goodwill	—	1.94	1.85

Adjusted diluted net income per share	$0.14	$0.41	$0.41

Number of shares used in computing per share amounts — diluted	418,959	420,206	436,801

Note 7.     Strategic Investments

      The Company holds investments in common and preferred stock of several privately-held and publicly traded companies. The total carrying amount of the Company’s strategic investments was $10.3 million at December 31, 2002 and $26.2 million at December 31, 2001. These strategic investments are included in other non-current assets. The Company recorded impairment losses on strategic investments of $14.8 million in 2002, partially offset by a gain on disposal of a strategic investment of $3.0 million. The Company recorded impairment losses on strategic investments of $16.1 million in 2001. The losses realized represent write-downs of the Company’s carrying amount of the investments and were determined by using, among other factors, the market value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.     Facility Restructure Reserve

      In the fourth quarter of 2002, the Company’s board of directors approved a facility restructuring plan to exit and consolidate certain of its facilities located in 17 metropolitan areas worldwide related to facilities that were or are expected to be vacated. In connection with this facilities restructuring plan, the Company recorded a restructuring charge to operating expenses of $98.2 million. This restructuring charge is comprised of (i) $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and (ii) write-offs of $11.3 million for leasehold improvements and other fixed assets. Total cash outlays under this restructuring plan are expected to be approximately $86.9 million.

      Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2021, or over a shorter period as the Company may negotiate with its lessors. The Company expects the majority of costs will be paid by the year ended December 31, 2008. Future rent commitments related to these facilities of approximately $125.9 million are included in lease commitments in Note 11 and have not been reduced by estimated sublease income.

      During the fourth quarter of 2002, the Company began vacating facilities and expects to vacate all excess facilities associated with this restructuring by September 30, 2003. The Company anticipates realizing costs savings beginning during the third quarter of 2003. The Company is in the process of seeking suitable subtenants for these facilities. The Company’s estimates of the facility restructure charge may vary significantly depending, in part, on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, the Company’s ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of certain facilities’ leases. Adjustments to the facility restructure reserve will be made if actual lease exit costs or sublease income differ from amounts currently expected. As a portion of the facilities restructure reserve relates to international locations, the reserve will be affected by exchange rate fluctuations. The impact of exchange rate fluctuations is reflected in accumulated other comprehensive loss on the balance sheet.

      The portion of the reserve expected to be utilized during 2003 of $26.3 million has been classified in the current portion of accrued acquisition and restructuring charges. The portion of the reserve expected to be used in periods subsequent to 2003 of $72.4 million has been classified in the non-current portion of accrued acquisition and restructuring charges. The components of the restructuring reserve and movements within these components through December 31, 2002 were as follows:

	Net Rent	Asset
	Commitments	Write-Offs	Total

Provision accrued	$86.9	$11.3	$98.2
Cash payments	(0.2)	—	(0.2)
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002	$87.3	$11.4	$98.7

Note 9.     Convertible Subordinated Notes

      In October 1997, the Company issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the “5.25% notes”), for which the Company received net proceeds of $97.5 million. The Company and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of December 31, 2002, a total principal amount of $36.0 million had been converted into approximately 3.8 million shares of the Company’s

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock. Based on the aggregate principal amount at maturity of $64.0 million outstanding as of December 31, 2002, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of the Company’s common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment upon certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes are redeemable over a period of time until maturity at the Company’s option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, the Company and its wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the “1.856% notes”) for which the Company received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. The Company and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of December 31, 2002, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of the Company’s common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of December 31, 2002, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of the Company’s common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment upon certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes are redeemable over a period of time until maturity at the Company’s option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method. As of December 31, 2002 the carrying amount of the 1.856% notes was $396.3 million.

Note 10.     Credit Facility

      During 2001, the Company extended and amended the terms of its $50.0 million unsecured credit facility held with a syndicate of financial institutions. In September 2002, this credit facility expired in accordance with its terms and was not renewed by the Company.

      During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.4 million). At December 31, 2002, no amount was outstanding under this credit facility. The short-term credit facility is due to expire in March 2003. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offer Rate (“TIBOR”) plus 0.5%. There are no covenants on the short-term credit facility and the loan is guaranteed by VERITAS Software Global Corporation, a wholly-owned subsidiary of the Company.

Note 11.     Commitments

      The Company currently has operating leases for its facilities and rental equipment through 2023. Rental expense under operating leases was approximately $60.6 million, $54.0 million and $32.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The table below shows the Company’s

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments related to its convertible subordinated notes discussed in Note 9 and its approximate minimum lease payments for its facilities and rental equipment as of December 31, 2002 (in thousands):

			Operating
	5.25%	1.856%	Lease
	Notes	Notes	Commitments	Total

2003	$—	$—	$77,800	$77,800
2004	63,979	—	68,994	132,973
2005	—	464,699	47,240	511,939
2006	—	—	34,694	34,694
2007	—	—	31,981	31,981
2008 and thereafter	—	—	167,310	167,310

Total commitments	$63,979	$464,699	$428,019	$956,697

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

      During 2001 and 2002, the Company amended its existing lease agreement, originally signed in the second quarter of 1999, for corporate campus facilities in Mountain View, California. The facilities of 425,000 square feet provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and facilities) for the termination value of $145.2 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.0 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company now occupies these facilities and began making lease payments in the second quarter of 2001. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      During 2001 and 2002, the Company amended its existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plans to develop the site in two phases. The first phase of the project, comprising 466,000 square feet and consisting of one completed building and two additional structures, was completed in the third quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and first phase facilities) for the termination value of $194.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $180.5 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company began paying the lease payments in the third quarter of 2002 and will commence occupying a portion of the new campus facilities in the second quarter of 2003. Monthly lease payments under this lease agreement are based on LIBOR using 30-day to 180-day LIBOR contracts. The Company is currently analyzing its development schedule for the second phase of the campus, and at this time no commitments have been made with respect to the start of construction.

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

      The agreements for the facilities described above require that the Company maintain specified financial covenants such as EBITDA, debt on EBITDA and quick ratio, all of which the Company was in compliance with as of December 31, 2002. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the development and acquisition of the respective facility.

     Acquired technology commitments

      On October 1, 2002, the Company acquired volume replicator software technology (“VVR”) for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the VVR technology. Under the purchase agreement, the Company will make 40 quarterly payments of 10% of the revenue generated by the VVR technology, subject to a minimum quarterly payment of $150,000 and a maximum quarterly payment of $300,000. The VVR technology was valued at $5.0 million representing the present value of the minimum obligations, in exchange for a note payable of $5.0 million payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum will be expensed as paid based on the quarterly revenue generated by the VVR technology.

Note 12.     Derivative Financial Instruments

      In September 2000, the Company entered into a three-year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, EURO denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of December 31, 2002, nine monthly payments of €4.3 million

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at December 31, 2002 was $(7.4) million. As a result of entering into the swap, the Company has mitigated its exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in Euro and U.S dollar foreign currency rates and U.S. dollar interest rates. As of December 31, 2002 the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of December 31, 2002.

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of its build-to-suit lease agreements. Under the terms of the interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offer Rate (“LIBOR”). The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If the Company’s credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If the Company’s credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settles the first day of January, April, July and October until expiration. As of December 31, 2002, the fair value of the interest rate swaps were $(11.0) million. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements.

      As of December 31, 2002, the total gross notional amount of the Company’s forward contracts was approximately $130.0 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had a term of thirty-one days or less and settled immediately after the end of 2002. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) on the outstanding forward contracts at December 31, 2002 was immaterial to the Company’s consolidated financial statements.

Note 13.     Contingencies

      After the Company announced in January 2003 that it would restate financial results as a result of transactions entered into with America Online, or AOL, in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000, 2001 and 2002 financial results included in the Company’s filings with the SEC, press releases and other public disclosures. In addition, several complaints purporting to be derivative actions have been filed in California state court against some of the Company’s directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately the Company’s financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on the Company’s business, financial condition, results of operations and

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day-to-day operations of the Company’s business.

      On January 10, 2003, Raytheon Company sued the Company along with Brocade Communications Systems, Oracle Corporation, Overland Storage Inc., Qualstar Corp., QLogic Corporation, Ricoh Corporation and Spectra Logic Corporation in the United States District Court for the Eastern District of Texas. Raytheon is alleging infringement of US Patent No. 5,412,791 (the “ ’791 Patent”), entitled Mass Data Storage Library, and is seeking damages and an injunction against all defendants. The Company believes that it has numerous defenses and counterclaims to the claims of infringement asserted against it and intends to defend itself vigorously. The Company filed an answer to Raytheon’s complaint on March 7, 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have the ’791 patent declared invalid and not infringed by the Company.

      On October 23, 2001, Storage Computer Corporation initiated litigation against the Company in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging the Company infringes two of their US patents. The Company has denied all material allegations in the complaints and has filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and has alleged Storage Computer’s infringement of one of the Company’s patents. Storage Computer Corporation is seeking unspecified damages, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. The Company believes that it has numerous defenses and counterclaims relative to the claims of infringement asserted against it and intends to vigorously defend this action.

      The Company is also party to various other legal proceedings that have arisen in the ordinary course of its business. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

Note 14.     Benefit Plans

      The Company has adopted a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all United States employees. Under the plan, employees may contribute up to 20% of their pretax salary, subject to certain limitations. Employees are eligible to participate beginning the first day of the month following their date of hire. The Company matches approximately 50% of the employee contributions up to $2,500 per year and contributed approximately $6.9 million in both 2002 and 2001 compared to $5.3 million in 2000.

Note 15.     Stockholders’ Equity and Stock Compensation Plans

     Stockholder Rights Plan

      On October 4, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of the Company. The rights are initially attached to the Company’s common stock and will not trade separately. If a person or group acquires 20% or more of the Company’s common stock, or announces an intention to make a tender offer for the Company’s common stock the consummation of which would result in acquiring 20% or more of the Company’s common stock, then the rights will be distributed and will then trade separately from the common stock. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

per share, of the Company. The rights expire October 5, 2008, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

      The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

     Stock Option Plans

      The Company has two stock option plans. The Company’s 1993 Equity Incentive Plan provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. These options generally are granted at the fair market value of the Company’s common stock at the date of grant, expire ten years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. The 1993 Equity Incentive Plan is set to expire in October 2003. The Company’s 2002 Directors Stock Option Plan provides for the issuance of stock options to directors of the Company. These options generally are granted at the fair market value of the Company’s common stock at the date of grant, expire ten years from the date of grant, vest over the term of each director’s board membership and are exercisable immediately upon vesting. As of December 31, 2002, the Company had reserved 125.3 million shares of common stock for issuance under the 1993 Equity Incentive Plan and 1.9 million shares for issuance under the Company’s 2002 Directors Stock Option Plan. As of December 31, 2002, 27.7 million shares were available for future grant under the plans.

      A summary of the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below (number of shares in thousands):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at beginning of year	59,621	$45.09	54,817	$41.73	54,422	$10.28
Granted	25,901	$19.50	21,263	$39.72	19,024	$100.76
Assumed in business combinations	—	$—	28	$13.08	—	$—
Exercised	(6,086)	$9.14	(10,528)	$6.96	(15,806)	$6.47
Forfeited	(7,080)	$56.41	(5,959)	$62.18	(2,823)	$31.29

Outstanding at end of year	72,356	$37.85	59,621	$45.09	54,817	$41.73

Options exercisable at year end	31,786		26,235		21,621
Weighted-average fair value of options granted during the year	$13.92		$28.58		$63.42

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2002 (number of shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2002	Life	Price	2002	Price

$ 0.03 - $ 11.33	8,267	4.60	$5.61	8,247	$5.61
$ 12.00 - $ 15.14	1,534	7.87	$13.14	760	$13.54
$ 15.58 - $ 16.26	18,260	9.81	$16.23	1,353	$16.21
$ 16.36 - $ 19.89	7,324	7.89	$18.11	3,424	$18.28
$ 20.86 - $ 28.72	10,757	8.27	$26.58	4,441	$25.49
$ 30.96 - $ 40.15	7,305	8.38	$38.71	2,779	$38.54
$ 40.49 - $ 88.00	7,696	8.10	$68.06	3,667	$70.08
$ 90.38 - $100.00	7,278	7.03	$94.58	4,625	$94.47
$102.25 - $133.44	3,248	7.53	$114.05	1,995	$113.91
$134.17 - $134.17	687	7.16	$134.17	495	$134.17

$ 0.03 - $134.17	72,356	8.02	$37.85	31,786	$42.44

     Employee Stock Purchase Plan

      As of December 31, 2002, the Company has three employee stock purchase plans. Under the 1993 Employee Stock Purchase Plan the Company is authorized to issue up to 9.5 million shares of common stock to its full-time employees. The 1993 Employee Stock Purchase Plan will expire September 30, 2003. Under the 2002 Employee Stock Purchase Plan and the 2002 International Employee Stock Purchase Plan, the Company is authorized to issue up to 21.0 million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under all three plans, employees can choose to have up to 10% of their wages withheld to purchase the Company’s common stock. The 1993 Employee Stock Purchase Plan consists of two-year offerings with four 6-month purchase periods in each offering period of which there are only two remaining purchase periods left prior to the expiration of the plan. The 2002 Employee Stock Purchase Plan and the 2002 International Employee Stock Purchase Plan both consist of two-year offerings with four 6-month purchase periods in each offering period. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the end of the purchase period fair market value.

      The number of eligible employees that participated in the 1993 Employee Stock Purchase Plan was 3,682 in 2002, 3,894 in 2001 and 2,705 in 2000. Under the 1993 Employee Stock Purchase Plan, the Company issued 1.5 million shares to employees in 2002, 1.1 million in 2001 and 1.1 million shares in 2000. The weighted-average purchase price of these shares was $20.79 in 2002, $27.30 in 2001 and $16.11 in 2000.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.     Income Taxes

      Income (loss) before provision for income taxes consisted of (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As restated)	(As restated)
United States	$83,878	$(468,863)	$(323,749)
International	44,367	(59,729)	(215,299)

	$128,245	$(528,592)	$(539,048)

      The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As restated)	(As restated)
Federal
Current	$47,235	$277,449	$165,686
Deferred	935	(167,716)	(85,944)
State
Current	31,693	35,990	14,862
Deferred	(24,110)	(32,228)	(9,329)
Foreign
Current	10,134	5,451	4,062
Deferred	4,982	(5,209)	—

Total	$70,869	$113,737	$89,337

      The tax benefits associated with employee stock option and employee stock purchase plan activity reduced taxes currently payable by $19.6 million for 2002, $267.7 million for 2001 and $160.8 million for 2000.

      The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Years Ended December 31,

	2002	2001	2000

		(As restated)	(As restated)
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes	3.7	(0.5)	(1.0)
Impact of foreign taxes	(6.5)	1.3	(0.7)
In-process research and development charge and non-deductible goodwill	—	(52.4)	(51.1)
Unbenefited foreign loss related to restructuring costs	11.9	—	—
Tax benefit of losses on strategic investments not realized	11.7	—	—
Tax credits	—	0.4	0.7
Changes in merger related tax liabilities and benefits	(4.9)	(5.1)	—
Non-deductible expenses and other	4.4	(0.2)	0.5

Total	55.3%	(21.5)%	(16.6)%

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As restated)	(As restated)
Deferred tax assets:
Net operating loss carryforwards	$62,414	$42,724	$161,966
Deferred revenue and reserve accruals not currently deductible	87,583	175,773	47,718
Acquired intangibles	29,033	35,599	17,898
Tax credit carryforwards	82,737	40,245	20,070
Foreign	1,484	5,209	—
Other	10,451	10,040	9,519

Total	273,702	309,590	257,171
Valuation allowance	(80,073)	(71,385)	(162,319)

Net deferred tax assets	193,629	238,205	94,852

Deferred tax liabilities:
Acquired intangibles	(5,771)	(68,540)	(130,340)

Net deferred tax assets (liabilities)	$187,858	$169,665	$(35,488)

      As of December 31, 2002, 2001 and 2000, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $113.1 million, $113.1 million and $135.0 million, respectively, and related to certain tax liabilities that are expected to be paid by the Company after the merger (See Note 2). Of the $135.0 million originally recorded in 2000 approximately $21.3 million was reclassified to current liabilities in 2001. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by taxing authorities. A decrease in the indemnification receivable from SAC of $30.7 million and a provision for income taxes of $30.1 million have been recorded in 2001 due to certain settlements agreed to with tax authorities as well as the Company’s changes in estimates of the amount and timing of other tax liabilities for years under examination. The Company believes that adequate amounts for tax have been provided for any final assessments that may result from these examinations.

      The valuation allowance increased by $8.7 million in 2002, decreased by $90.9 million in 2001, increased by $150.7 million in 2000. As of December 31, 2002, the Company has provided a valuation allowance on certain deferred tax assets, principally foreign net operating loss carryforwards and the future tax benefit related to the write-down of investments in 2001 and 2002, due to uncertainties related to the Company’s ability to generate sufficient taxable income in specific geographical and jurisdictional locations, as well as the Company’s future taxable income from capital gains. Approximately $11.6 million of the valuation allowance relates to the tax benefits of certain assets acquired with the acquisition of NSMG and will be credited to goodwill when realized.

      As of December 31, 2002, the Company had federal tax loss carryforwards of approximately $39.9 million and federal tax credit carryforwards of approximately $42.7 million. The federal tax loss carryforwards will expire in 2003 through 2020, and federal tax credit carryforwards will expire in 2003 through 2022, if not utilized. The Company had state tax loss carryforwards of approximately $77.7 million and state tax credit carryforwards of approximately $40.0 million. The state tax loss carryforwards will expire in 2012, and of the state tax credit carryforwards, $8.0 million will expire in 2008 through 2010, if not utilized, and $32.0 million may be carried forward indefinitely. Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company’s net operating loss and tax credit carryforwards may be subject to annual

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

limitation. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. In addition, the Company had foreign net operating loss carryforwards of approximately $323.0 million that may be carried forward indefinitely.

      As of December 31, 2002, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Note 17.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

		(As restated)	(As restated)
Numerator:
Net income (loss)	$57,376	$(642,329)	$(628,385)
Denominator:
Denominator for basic net loss per share — weighted-average shares	409,523	399,016	400,034
Potential common shares	9,436	—	—

Denominator for diluted net loss per share	418,959	399,016	400,034

Basic net income (loss) per share	$0.14	$(1.61)	$(1.57)

Diluted net income (loss) per share	$0.14	$(1.61)	$(1.57)

      For the year ended December 31, 2002, potential common shares consist of employee stock options using the treasury stock method. The following table sets forth the potential common shares that were excluded from the net income (loss) per share computations (in thousands) as their effect would be antidilutive:

	2002	2001	2000

Employee stock options outstanding(1)	36,243	59,621	54,817
5.25% convertible subordinated notes	6,695	6,749	6,753
1.856% convertible subordinated notes	12,981	12,981	12,982

(1)	For the year ended December 31, 2002, 36,243 employee stock options were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive. For the years ended December 31, 2001 and 2000, all employee stock options were excluded from the computation of diluted net loss per share because the effect would have been antidilutive.

      The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock are $37.85 for December 31, 2002, $45.09 for December 31, 2001 and $41.73 for December 31, 2000.

Note 18.	Segment Information

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company’s storage products or services.

      Geographic information (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As restated)	(As restated)
User license fees(1):
United States	$642,300	$759,649	$713,931
Europe(2)	241,371	238,076	175,945
Other(3)	123,042	112,401	77,689

Total	$1,006,713	$1,110,126	$967,565

Services(1):
United States	$375,387	$302,117	$179,096
Europe(2)	87,864	56,807	31,646
Other(3)	36,591	22,878	9,134

Total	$499,842	$381,802	$219,876

Total net revenue	$1,506,555	$1,491,928	$1,187,441

	As of December 31,

	2002	2001

Long-lived assets(4):
United States	$1,429,261	$1,592,060
Europe(2)	55,049	33,945
Other(3)	15,138	12,294

Total	$1,499,448	$1,638,299

(1)	License and service revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. Reconciliation to total assets reported (in thousands):

	As of December 31,

	2002	2001

		(As restated)
Total long-lived assets	$1,499,448	$1,638,299
Other assets, including current	2,700,185	2,160,077

Total consolidated assets	$4,199,633	$3,798,376

      In 2002, 2001 and 2000, no end-user customer accounted for more than 10% of the Company’s net revenue. In 2002, Ingram Micro, Inc, a distributor that sells VERITAS products and services through resellers, accounted for 11.0% of the Company’s net revenue.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

User license fees information

      The Company markets and distributes its software products both as individual software products and as integrated product suites, also referred to as application solutions. The Company derives its user license fees from the sale of its core technologies, including data protection and file system and volume management products, from its emerging technologies, including cluster and replication and storage area networking or network attached storage products, and from its application solutions, which include technologies from both its core and emerging technologies. User license fees from core technologies were $877.0 million in 2002, $951.1 million in 2001 and $830.7 million in 2000. User license fees from emerging technologies were $129.7 million in 2002, $159.0 million in 2001 and $136.9 million in 2000.

      The user license fees from its application solutions, as stand-alone products, were $200.9 million in 2002, $228.1 million in 2001 and $236.1 million in 2000. The user license fees generated by application solutions are allocated between core technology products and emerging technology products.

Note 19.	Related Party Transactions

      In 2001, the Company accelerated the vesting of certain stock options held by its former chief executive officer and chairman of the board, resulting in a one-time stock-based compensation charge of $8.1 million.

Note 20.                       Restatement of the Company’s financial statements for the years ended December 31, 2000 and 2001

      In March 2003, the Company restated its accounting for transactions with AOL Time Warner, or AOL, entered into in September 2000. The transactions involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by the Company of advertising services from AOL at a stated value of $20.0 million. The Company originally recorded $36.9 million of revenue in 2000 and had been recognizing the remaining $13.1 million in revenue over a three-year support period. The purchase of advertising services at a stated value of $20.0 million was recorded as an expense as the services were provided in 2000 and 2001.

      The Company has conducted an internal review of the AOL transactions and other contemporaneous customer-vendor transactions to determine if the fair value of goods and services purchased and sold could be reasonably determined. The Company has determined that the fair value of the goods and services purchased and sold in the AOL transactions could not be reasonably determined and has accordingly restated its financial results to reflect a reduction in revenues and expenses of $20.0 million. The Company is also restating two additional contemporaneous transactions involving software license and the purchase of on-line advertising services entered into in 2000 to reflect an additional reduction in revenues and expenses of $977,000. The periods affected by the restatement include fiscal years ended December 31, 2000 and 2001. In fiscal 2000, the restatement reduced revenue by $19.9 million and increased net loss and net loss per share by $8.6 million and $0.02, respectively. In fiscal 2001, the restatement reduced revenue by $0.4 million and decreased net loss and net loss per share by $9.0 million and $0.02, respectively. Additionally, as of December 31, 2001, the deferred revenue balance was reduced by $0.7 million. The restatement had no impact on the Company’s quarterly financial statements for the quarters ended March 31, 2002 through September 30, 2002.

      The restatement had no impact on the Company’s net cash flows from operating activities or on the Company’s cash and cash equivalents in the consolidated statements of cash flows for the years ended December 31, 2000 and 2001.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following tables show the impacts of the restatements on the Company’s consolidated statements of operations for the years ended December 2001 and 2000 and on the Company’s consolidated balance sheets as of December 31, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended December 31, 2001

	(As originally	(As restated)
	reported)
Net revenue:
User license fees	$1,110,400	$1,110,126
Services	381,941	381,802

Total net revenue	1,492,341	1,491,928
Cost of revenue:
User license fees	40,902	40,902
Services	138,430	138,430
Amortization of developed technology	63,086	63,086

Total cost of revenue	242,418	242,418

Gross profit	1,249,923	1,249,510
Operating expenses:
Selling and marketing	563,283	548,973
Research and development (excluding $870 related to stock-based compensation in 2001)	241,197	241,197
General and administrative (excluding $8,079 related to stock-based compensation in 2001)	116,793	116,793
Amortization of goodwill and other intangibles	886,651	886,651
Stock-based compensation	8,949	8,949
Acquisition and restructuring reversals	(5,000)	(5,000)

Total operating expenses	1,811,873	1,797,563

Loss from operations	(561,950)	(548,053)
Interest and other income, net	64,916	64,916
Interest expense	(29,381)	(29,381)
Loss on strategic investments	(16,074)	(16,074)

Loss before income taxes	(542,489)	(528,592)
Provision for income taxes	108,873	113,737

Net loss	$(651,362)	$(642,329)

Net loss per share — basic and diluted	$(1.63)	$(1.61)

Number of shares used in computing per share amounts — basic and diluted	399,016	399,016

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2000

	(As originally	(As restated)
	reported)
Net revenue:
User license fees	$987,363	$967,565
Services	219,965	219,876

Total net revenue	1,207,328	1,187,441
Cost of revenue:
User license fees	40,779	40,779
Services	85,968	85,968
Amortization of developed technology	62,054	62,054

Total cost of revenue	188,801	188,801

Gross profit	1,018,527	998,640
Operating expenses:
Selling and marketing	443,834	437,167
Research and development	175,901	175,901
General and administrative	77,900	77,900
Amortization of goodwill and other intangibles	879,032	879,032
Acquisition and restructuring reversals	(4,260)	(4,260)

Total operating expenses	1,572,407	1,565,740

Loss from operations	(553,880)	(567,100)
Interest and other income, net	59,619	59,619
Interest expense	(31,567)	(31,567)

Loss before income taxes	(525,828)	(539,048)
Provision for income taxes	93,964	89,337

Net loss	$(619,792)	$(628,385)

Net loss per share — basic and diluted	$(1.55)	$(1.57)

Number of shares used in computing per share amounts — basic and diluted	400,034	400,034

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2001

	(As originally	(As restated)
	reported)
Current assets:
Cash and cash equivalents	$538,419	$538,419
Short-term investments	1,156,441	1,156,441
Accounts receivable, net of allowance for doubtful accounts of $12,616	176,635	176,635
Deferred income taxes	124,527	124,290
Other current assets	66,466	66,466

Total current assets	2,062,488	2,062,251
Property and equipment, net	225,763	225,763
Goodwill and other intangibles, net	1,412,536	1,412,536
Other non-current assets	52,451	52,451
Deferred income taxes	45,375	45,375

	$3,798,613	$3,798,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,244	$32,244
Accrued compensation and benefits	89,637	89,637
Accrued acquisition and restructuring costs	12,093	12,093
Other accrued liabilities	80,833	80,833
Income taxes payable	63,735	63,735
Deferred revenue	239,110	238,433

Total current liabilities	517,652	516,975
Convertible subordinated notes	444,408	444,408
Deferred and other income taxes	113,100	113,100

Total liabilities	1,075,160	1,074,483
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value: 2,000,000 shares authorized; 423,178 shares issued at December 31, 2001; 404,503 outstanding at December 31, 2001	423	423
Additional paid-in capital	6,228,914	6,228,914
Accumulated deficit	(1,803,528)	(1,803,088)
Accumulated other comprehensive loss	(292)	(292)
Treasury stock, at cost; 18,675 shares at December 31, 2001	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,723,453	2,723,893

	$3,798,613	$3,798,376

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2000

	(As originally	(As restated)
	reported)
Current assets:
Cash and cash equivalents	$886,558	$886,558
Short-term investments	232,891	232,891
Accounts receivable, net of allowance for doubtful accounts of $7,810	186,863	186,013
Deferred income taxes	38,017	42,644
Other current assets	38,303	24,970

Total current assets	1,382,632	1,373,076
Long-term investments	136,111	136,111
Property and equipment, net	168,389	168,389
Goodwill and other intangibles, net	2,285,320	2,285,320
Other non-current assets	110,382	110,382

	$4,082,834	$4,073,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,250	$45,250
Accrued compensation and benefits	63,838	63,838
Accrued acquisition and restructuring costs	44,123	44,123
Other accrued liabilities	69,289	69,416
Income taxes payable	34,454	34,454
Deferred revenue	201,001	199,911

Total current liabilities	457,955	456,992
Convertible subordinated notes	429,176	429,176
Deferred and other income taxes	213,132	213,132

Total liabilities	1,100,263	1,099,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value: 2,000,000 shares authorized; 411,565 shares issued at December 31, 2000; 392,890 outstanding at December 31, 2000	412	412
Additional paid-in capital	5,847,844	5,847,844
Accumulated deficit	(1,152,166)	(1,160,759)
Accumulated other comprehensive loss	(11,455)	(11,455)
Treasury stock, at cost; 18,675 shares at December 31, 2000	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,982,571	2,973,978

	$4,082,834	$4,073,278

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Provision
	Balance at	From	Charged to
	Beginning	Businesses	Operating		Balance at
	of Year	Acquired	Expenses	Deductions(1)	End of Year

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$12,616	$—	$5,564	$6,872	$11,308
Year ended December 31, 2001	$7,810	$220	$5,136	$550	$12,616
Year ended December 31, 2000	$5,693	$—	$4,585	$2,468	$7,810

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

VERITAS Software Corporation:

      We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2002. Our audits also included the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, VERITAS Software Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As discussed in note 20 to the consolidated financial statements, VERITAS Software Corporation has restated its consolidated financial statements as of and for the year ended December 31, 2001.

/s/ KPMG LLP

Mountain View, California

January 27, 2003, except as to note 20,
     which is as of March 14, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors

VERITAS Software Corporation

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2000. Our audit also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 20 to the accompanying consolidated financial statements, VERITAS Software Corporation has restated its financial statements for the year ended December 31, 2000.

/s/ ERNST & YOUNG LLP

San Jose, California

January 23, 2001,
except for Note 20, insofar as it relates to the year 2000,
as to which the date is March 14, 2003.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation (“VERITAS”), Victory Merger Sub, Inc. and Seagate Technology, Inc. (“Seagate”)	8-K	4/5/00	2.01
2.02	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited (“Suez”), Seagate and Seagate Software Holdings, Inc.	8-K	4/5/00	2.02
2.03	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	8/30/00	2.05
2.04	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated October 17, 2000, by and among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	10/19/00	2.03
2.05	Amended and Restated Agreement and Plan of Reorganization by and among VERITAS, VERITAS Operating Corporation (“VOC”), Seagate, Seagate Software, Inc. (“Seagate Software”) and Seagate Software Network & Storage Management Group, Inc.	S-4	4/19/99	2.01
2.06	Amended and Restated Combination Agreement by and between VOC and TeleBackup Systems, Inc.	S-4	4/19/99	2.02
2.07	Agreement and Plan of Merger, dated as of December 19, 2002, by and among VERITAS Software Corporation, a Delaware corporation, Argon Merger Sub Ltd., an Israeli corporation and an indirect wholly-owned subsidiary of VERITAS Software Corporation and Precise Software Solutions Ltd., an Israeli company	8-K	12/24/02	2.01
3.01	Amended and Restated Certificate of Incorporation of VERITAS	8-A	6/2/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	8-A	6/2/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	6/2/00	4.03
3.04	Amended and Restated Bylaws of VERITAS	S-4	9/28/00	3.04
4.01	Indenture dated as of October 1, 1997 between VOC and State Street Bank and Trust Company of California, N.A.	10-Q	6/30/99	4.03
4.02	Amended and Restated First Supplemental Indenture dated July 30, 1999 by and among VERITAS, VOC and State Street Bank and Trust of California, N.A.	S-1/A	8/6/99	4.04
4.03	Registration Rights Agreement dated as of October 1, 1997 between VOC and UBS Securities LLC	10-Q	11/14/97	4.07

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

4.04	Form of Rights Agreement between VERITAS and the Right Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares	S-4	4/19/99	4.06
4.05	Form of Registration Rights Agreement between VERITAS and Seagate Software	S-4	4/19/99	4.07
4.06	Form of Stockholder Agreement between VERITAS, VOC, Seagate Software and Seagate	S-4	4/19/99	4.08
4.07	Form of Specimen Stock Certificate	S-1	10/22/93	4.01
4.08	Form of Indenture among VERITAS, VOC State Street Bank and Trust Company of California, N.A., as Trustee	S-1/A	8/9/99	4.10
10.01	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS, Seagate, Suez and certain other parties	8-K	4/5/00	2.3
10.02†	Development and License Agreement between Seagate and VERITAS	S-4	4/19/99	10.01
10.03†	Cross License Agreement and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	4/19/99	10.02
10.04*	VERITAS 1993 Equity Incentive Plan, as Amended	S-8	3/29/01	4.01
10.05*	VERITAS 1993 Employee Stock Purchase Plan, as amended	S-8	3/29/01	4.02
10.06*	VERITAS 1993 Directors Stock Option Plan, as amended	10-K	3/30/00	10.05
10.07*	OpenVision Technologies, Inc. 1996 Employee Stock Purchase Plan, as amended	S-4	3/24/97	10.19
10.08	Office building sublease dated February 27, 1998, by and between VOC and Space Systems/ Loral, Inc.	10-Q	11/16/98	10.14
10.09	Office building lease dated April 30, 1998, by and between VOC and Ryan Companies US, Inc.	10-Q	11/16/98	10.15
10.10*	Form of Key Employee Agreement	S-4	4/19/99	10.11
10.11	Office Building Lease, dated September 2, 1994, as amended, by and between VOC and John Arriliaga and Richard T. Peery regarding property located in Mountain View, California	10-K	12/31/94	10.09
10.12	Amendment No 1. to Office Building Lease dated May 28, 1997 by and between VOC and John Arriliaga and Richard T. Peery	10-K	12/31/97	10.12
10.13	Agreement dated November 7, 1996 between VERITAS Software India Pvt. Ltd. and Talwalkar & Talwalkar and Mr. Rajendra Dattatraya Pathak, Mrs. Kamal Trimbak Nighojkar, Mrs. Bakul Prabhakar Pathak, Mrs. Nalini Manohar Saraf, Mr. Narhar Vaman Pandit, Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar Thite, and Ms. Medha Narhar Pandit relating to the development of certain premises in Pune, India	S-4	3/24/97	10.12
10.14	Form of Indemnification Agreement entered into between VERITAS and each of its directors and executive officers	S-4	4/19/99	10.15

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.15	Amendment No. 1 to Cross-License and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	4/19/99	10.16
10.16	Participation Agreement dated April 23, 1999 by and among VOC, First Security Bank, National Association, as “Owner Trustee,” various banks and other lending institutions which are parties thereto from time to time as “Holders,” various banks and other lending institutions which are parties thereto from time to time as “Lenders,” NationsBank, N.A., as “Agent” for the Lenders and the Holders, and various parties thereto from time to time as “Guarantors”	S-1	8/6/99	10.17
10.17	Grant Deed dated April 23, 1999 recording grant of real property to First Security Bank, National Association as “Owner Trustee” by Fairchild Semiconductor Corporation of California	S-1	8/6/99	10.20
10.18	Memorandum of Lease Agreement and Lease Supplement No. 1 and Deed of Trust dated April 23, 1999 among VOC, First Security Bank, National Association and Chicago Title Company	S-1	8/6/99	10.21
10.19	Memorandum of Lease Agreement and Lease Supplement No. 2 and Deed of Trust dated April 23, 1999 among VOC, First Security Bank, National Association and Chicago Title Company	S-1	8/6/99	10.22
10.20	Collateral Assignment of Sublease dated April 23, 1999 made by VOC to First Security Bank, National Association	S-1	8/6/99	10.23
10.21	Sublease Agreement dated April 23, 1999 by and between VOC and Fairchild Semiconductor Corporation of California	S-1	8/6/99	10.24
10.22	Certificate re: Representations and Warranties dated April 20, 1999 by Fairchild Semiconductor Corporation of California and addressed to VOC	S-1	8/6/99	10.25
10.23	Security Agreement dated April 23, 1999 between First Security Bank, National Bank, as “Owner Trustee” and NationsBank, N.A., as Agent for the “Lenders” and the “Holders”.	S-1	8/6/99	10.26
10.24	Form of Agreement of Purchase and Sale by and between Fairchild Semiconductor Corporation of California and VOC	S-1	8/6/99	10.27
10.25	First Amendment dated April 14, 1999 and Agreement of Purchase and Sale dated March 29, 1999 by and between Fairchild Semiconductor Corporation of California and VOC	S-1	8/6/99	10.28
10.26	Agency Agreement between VOC and First Security Bank, National Association, as “Owner Trustee”	S-1	8/6/99	10.29
10.27	Master Lease Agreement dated April 23, 1999 between First Security Bank, National Association and VOC	S-1	8/6/99	10.30

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.28	First Amendment and Restatement of Certain Operative Agreements and Other Agreements dated March 3, 2000 among VOC, the various parties to the participation agreement and other operative agreements from time to time, as the “Guarantors,” First Security Bank, National Association, as “Owner Trustee,” the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time, as the “Holders,” and Bank of America, N.A., as successor to NationsBank, N.A.	10-K	3/30/00	10.29
10.29	Joinder Agreement dated March 3, 2000 by and between VERITAS and Bank of America, N.A.	10-K	3/30/00	10.30
10.30	Joinder Agreement dated March 3, 2000 by and between OpenVision International, Ltd. and Bank of America, N.A.	10-K	3/30/00	10.31
10.31	Joinder Agreement dated March 3, 2000 by and between VERITAS Software Global Corporation (formerly known as Seagate Software Network & Storage Management Group, Inc.) and Bank of America, N.A.	10-K	3/30/00	10.32
10.32	Participation Agreement dated March 9, 2000 by and among VOC, various parties thereto from time to time as “Guarantors,” First Security Bank, National Association, as “Owner Trustee,” various banks and other lending institutions which are parties thereto from time to time as “Holders,” various banks and other lending institutions which are parties thereto from time to time as “Lenders,” and Bank of America, N.A. as “Agent” for the Lenders and the Holders	10-K	3/30/00	10.33
10.33	Master Lease Agreement dated March 9, 2000 between First Security Bank, National Association, and VOC	10-K	3/30/00	10.34
10.34	Construction Agency Agreement dated March 9, 2000 between VOC and First Security Bank, National Association	10-K	3/30/00	10.35
10.35	Trust Agreement dated March 9, 2000 between the several holders from time to time as parties thereto, as “Holders,” and First Security Bank, National Association, as “Owner Trustee”	10-K	3/30/00	10.36
10.36	Credit Agreement dated March 9, 2000 among First Security Bank, National Association, as “Owner Trustee,” the several lenders from time to time as parties thereto, and Bank of America, N.A.	10-K	3/30/00	10.37
10.37	Security Agreement dated March 9, 2000 between First Security Bank, National Association, as “Owner Trustee,” and Bank of America, N.A., accepted and agreed to by VOC	10-K	3/30/00	10.38

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.38	Second Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements dated July 28, 2000 among VOC, VERITAS Software Global Corporation (“VSGC”), the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured Parties	S-4	9/28/00	10.41
10.39	First Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements dated July 28, 2000 among VOC, VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties	S-4	9/28/00	10.42
10.40	Participation Agreement dated July 28, 2000 among the various parties thereto from time to time, VSGC, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders”, the various banks and other lending institutions which are parties thereto from time to time as “Lenders”, ABN AMRO Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch	S-4	9/28/00	10.43
10.41	Credit Agreement dated July 28, 2000 among First Security Bank, National Association as “Owner Trustee”, the several lenders from time to time, ABN AMRO Bank, N.V., Credit Suisse First Boston, and Credit Lyonnais Los Angeles Branch	S-4	9/28/00	10.44
10.42	Trust Agreement dated July 28, 2000 between the several holders from time to time parties thereto as “Holders” and First Security Bank, National Association, as “Owner Trustee”	S-4	9/28/00	10.45
10.43	Security Agreement dated July 28, 2000 between First Security Bank, National Association, as “Owner Trustee” and ABN AMRO Bank N.V., and accepted and agreed to by VSGC	S-4	9/28/00	10.46
10.44	Master Lease Agreement dated as of July 28, 2000 between First Security Bank, National Association, as “Owner Trustee” and VSGC	S-4	9/28/00	10.47
10.45	Construction Agency Agreement dated July 28, 2000 between VSGC and First Security Bank, National Association, as “Owner Trustee”	S-4	9/28/00	10.48

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.46*	Employment Agreement dated November 17, 2000 between VERITAS and Gary L. Bloom	10-K	3/29/01	10.47
10.47*	VERITAS 2001 Chief Executive Officer Compensation Plan	10-K	3/29/01	10.48
10.48*	Form of VERITAS 2001 Executive Officer Compensation Plan	10-K	3/29/01	10.49
10.49*	VERITAS Non-Qualified Deferred Compensation Plan	10-K	3/29/01	10.50
10.50	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Roseville, MN)	10-Q	5/11/01	10.04
10.51	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements dated April 5, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, First Security Bank, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties (Mountain View, CA)	10-Q	5/11/01	10.03
10.52	Fourth Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.01

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.53	Third Amendment and Restatement of Certain Operative Agreements dated as of September 26, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.02
10.54	VERITAS Participation Agreement First Amendment dated as of September 27, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	11/14/01	10.03
10.55	Amended and Restated Credit Agreement dated as of September 27, 2001 among VSGC, the various parties thereto from time to time, ABN Amro Bank N.V., Credit Suisse First Boston and Credit Lyonnais Los Angeles Branch.	10-Q	11/14/01	10.04
10.56	Fifth Amendment and Restatement of Certain Operative Agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.05
10.57	Fourth Amendment and Restatement of Certain Operative agreements, dated as of November 2, 2001 among VSGC, the various parties to the participation agreement and other operative agreements from time to time, Wells Fargo Bank Northwest, National Association, as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders”, and Bank of America, N.A., as the “Agent” for the secured parties.	10-Q	11/14/01	10.06
10.58	VERITAS Participation Agreement Second Amendment dated as of November 7, 2001 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	11/14/01	10.07

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.59*	Separation Agreement dated November 27, 2001 by and between VERITAS and Mark Leslie	10-K	4/1/02	10.61
10.60*	VERITAS 2002 Executive Officer Compensation Plan	10-K	4/1/02	10.62
10.61*	Form of VERITAS 2002 VP Performance-based Employee Incentive Bonus Plan	10-K	4/1/02	10.63
10.62	Lease Supplement No. 3 dated February 27, 2002 among Wells Fargo Bank Northwest, National Association as “Owner Trustee” and VERITAS Software Corporation	10-Q	5/14/02	10.01
10.63	Agreement on Bank Transactions dated October 3, 2001 by and between VERITAS Software, KK and Fugi Bank and Guaranty by VERITAS Software Global Corporation, VERITAS Operating Corporation and VERITAS Software Corporation in favor of The Fugi Bank, Limited.	10-Q	5/14/02	10.02
10.64	VERITAS Participation Agreement Third Amendment dated January 16, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”.	10-Q	8/14/02	10.01
10.65	First Amendment to Credit Agreement and Other Intercreditor Agreements dated March 1, 2002 by and among Bank of America, N.A. as “Agent”, the various banks and other lending institutions which are parties thereto from time to time as “Lenders” and Wells Fargo Bank Northwest, National Association as “Owner Trustee”	10-Q	8/14/02	10.02
10.66	Consent Letter Agreement regarding Roseville, Minnesota Facility dated March 1, 2002 by and among Bank of America, N.A. as “Agent”, VERITAS, VSGC, VOC, VERITAS Software Technology Corporation and VERITAS Software Technology Holding Corporation	10-Q	8/14/02	10.03
10.67	Fifth Amendment and Restatement of Certain Operative Agreements, dated as of September 24, 2002 among VERITAS Software Global Corporation, or VSGC, the various parties to the participation agreement and other operative agreements from time to time as “Guarantors”, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A. as “Agent” for the secured parties	10-Q	11/14/02	10.01

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.68	Sixth Amendment and Restatement of Certain Operative Agreements, dated as of September 24, 2002 among VSGC, the various parties to the participation agreement and other operative agreements from time to time as “Guarantors”, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Holders”, the various banks and other lending institutions which are parties to the participation agreement and other operative agreements from time to time as “Lenders” and Bank of America, N.A. as “Agent” for the secured parties	10-Q	11/14/02	10.02
10.69	VERITAS Participation Agreement Fourth Amendment dated September 24, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”	10-Q	11/14/02	10.03
10.70	VERITAS Participation Agreement Fifth Amendment dated October 11, 2002 by and among VSGC, the various parties thereto from time to time, Wells Fargo Bank Northwest, National Association as “Owner Trustee”, the various banks and other lending institutions which are parties thereto from time to time as “Holders” or “Lenders” and ABN Amro Bank N.V. as “Agent”	10-Q	11/14/02	10.04
10.71*	Amended and Restated Employment Agreement dated as of August 12, 2002 between VERITAS Software Global Corporation and Michael Cully	10-Q	11/14/02	10.05
10.72*	VERITAS 2002 Employee Stock Purchase Plan	S-8	5/28/02	4.01
10.73*	VERITAS 2002 International Employee Stock Purchase Plan	S-8	5/28/02	4.02
10.74*	VERITAS 2002 Directors Stock Option Plan	S-8	5/28/02	4.03
10.75*	Employment Agreement dated November 11, 2002 by and between VERITAS and Edwin Gillis				X
10.76*	Employment Agreement dated January 20, 2003 by and between VERITAS and Paul Sallaberry				X
10.77*	Form of 2003 VERITAS Bonus Plan — Executive Officer				X
10.78*	Form of 2003 VERITAS Bonus Plan				X
21.01	Subsidiaries of the Registrant				X
23.01	Independent Auditors’ Consent				X
23.02	Consent of Independent Auditors				X
99.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this document.