Form 10-Q
period 2003-03-31
VERITAS SOFTWARE CORP /DE/
filed 2003-05-15
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-26247

VERITAS Software Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0507675 (I.R.S. Employer Identification No.)

350 Ellis Street

Mountain View, California 94043
(650) 527-8000
(Address, including Zip Code, of Registrant’s Principal Executive Offices and
Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares of the registrant’s common stock outstanding as of April 30, 2003 was 414,790,342 shares.

VERITAS SOFTWARE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,031,404	$764,062
Short-term investments	1,362,703	1,477,259
Accounts receivable, net of allowance for doubtful accounts of $9,573 at March 31, 2003 and $11,308 at December 31, 2002	78,277	170,204
Other current assets	75,230	74,178
Deferred income taxes	60,070	59,995

Total current assets	2,607,684	2,545,698
Property and equipment, net	222,844	230,261
Other intangibles, net	49,766	72,594
Goodwill, net	1,239,909	1,196,593
Other non-current assets	14,311	26,624
Deferred income taxes	136,891	127,863

	$4,271,405	$4,199,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,738	$33,823
Accrued compensation and benefits	66,957	97,233
Accrued acquisition and restructuring costs	38,843	37,742
Other accrued liabilities	79,856	92,431
Income taxes payable	155,285	123,569
Deferred revenue	298,117	280,314

Total current liabilities	671,796	665,112
Convertible subordinated notes	464,497	460,252
Accrued acquisition and restructuring costs	74,433	77,402
Deferred and other income taxes	113,100	113,100

Total liabilities	1,323,826	1,315,866
Stockholders’ equity:
Common stock	432	431
Additional paid-in capital	6,357,619	6,334,581
Accumulated deficit	(1,703,186)	(1,745,712)
Deferred stock-based compensation	(4,939)	—
Accumulated other comprehensive loss	(283)	(3,469)
Treasury stock, at cost; 18,675 shares at March 31, 2003 and December 31, 2002	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,947,579	2,883,767

	$4,271,405	$4,199,633

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Net revenue:
User license fees	$254,564	$259,711
Services	139,822	110,738

Total net revenue	394,386	370,449
Cost of revenue:
User license fees	11,418	9,194
Services	47,789	41,155
Amortization of developed technology	14,782	16,903

Total cost of revenue	73,989	67,252

Gross profit	320,397	303,197
Operating expenses:
Selling and marketing	122,047	126,963
Research and development	71,383	65,184
General and administrative	38,153	33,113
Amortization of other intangibles	18,191	18,016
In-process research and development	4,100	—

Total operating expenses	253,874	243,276

Income from operations	66,523	59,921
Interest and other income, net	8,395	13,153
Interest expense	(7,738)	(7,921)
Loss on strategic investments	(3,518)	—

Income before income taxes	63,662	65,153
Provision for income taxes	21,136	20,687

Net income	$42,526	$44,466

Net income per share — basic	$0.10	$0.11

Number of shares used in computing per share amounts — basic	412,916	406,086

Net income per share — diluted	$0.10	$0.11

Number of shares used in computing per share amounts — diluted	419,380	421,709

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$42,526	$44,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,611	24,809
Amortization of other intangibles	18,191	18,016
Amortization of developed technology	14,782	16,903
Amortization of original issue discount on convertible notes	4,245	3,970
In-process research and development	4,100	—
Provision for doubtful accounts	724	988
Stock-based compensation	449	—
Tax benefits from stock plans	1,642	15,920
Loss on strategic investments	3,518	—
Deferred income taxes	(13,397)	(13,120)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	91,203	50,673
Other assets	8,373	3,510
Accounts payable	(1,295)	982
Accrued compensation and benefits	(30,381)	(27,632)
Accrued acquisition and restructuring costs	(4,945)	(35)
Other accrued liabilities	(10,611)	2,280
Income taxes payable	31,716	17,146
Deferred revenue	17,803	34,845

Net cash provided by operating activities	203,254	193,721
Cash flows from investing activities:
Purchases of investments	(414,876)	(299,369)
Sales and maturities of investments	528,653	435,659
Purchases of property and equipment	(16,336)	(15,297)
Business acquisitions, net of cash acquired	(54,579)	—
Payments made for prior year business and technology acquisitions	(2,106)	(7,267)

Net cash provided by investing activities	40,756	113,726
Cash flows from financing activities:
Proceeds from issuance of common stock	19,950	51,299

Net cash provided by financing activities	19,950	51,299
Effect of exchange rate changes	3,382	2,224

Net increase in cash and cash equivalents	267,342	360,970
Cash and cash equivalents at beginning of period	764,062	538,419

Cash and cash equivalents at end of period	$1,031,404	$899,389

Supplemental disclosures:
Cash paid for interest	$4,312	$4,312

Cash paid for income taxes	$1,469	$3,273

Supplemental schedule of non-cash financing transactions:
Issuance of common stock for conversion of notes	$—	$500

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in VERITAS Software Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and related interpretations. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB 25, the Company does not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss):
As reported	$42,526	$44,466
Add:
Stock-based employee compensation expense included in net income, net of tax	301	—
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	74,997	71,918

Pro forma	$(32,170)	$(27,452)

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2003	2002

Basic income (loss) per share:
As reported	$0.10	$0.11

Pro forma	$(0.08)	$(0.07)

Diluted income (loss) per share:
As reported	$0.10	$0.11

Pro forma	$(0.08)	$(0.07)

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2003 and 2002: risk-free interest rates averaging 2.91% and 4.46% for the three months ended March 31, 2003 and 2002, respectively; a dividend yield of 0.0% for all periods; a weighted-average expected life of 5 years for all periods; and a volatility factor of the expected market price of the Company’s common stock of 0.90 for the three months ended March 31, 2003 and 2002.

      The fair value of the employees’ purchase rights under the employee purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights granted during the three months ended March 31, 2003 and 2002: a dividend yield of 0.0% for all periods; an expected life ranging from 6 to 24 months; an expected volatility factor of 0.90 for the three months ended March 31, 2003 and 2002; and risk-free interest rates ranging from 1.20% to 1.66% for the three months ended March 31, 2003 and ranging from 1.87% to 2.98% for the three months ended March 31, 2002.

5.	New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes Emerging Issues Task Force Issue (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These costs include those related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS 146 require that the liability for costs associated with an exit or disposal activity be recorded at fair value and that they be recognized when the liability is incurred rather than at the date of the commitment to an exit plan as prescribed under EITF 94-3. SFAS 146 is applied prospectively for exit or disposal activities that are initiated after December 31, 2002 and accordingly,

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities recognized prior to the initial application of SFAS 146 will continue to be accounted for in accordance with EITF 94-3. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 for exit and disposal activities did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses, the guarantee on a credit facility discussed in Note 14 and the guarantee on its three build-to-suit lease agreements for buildings in Mountain View, Roseville and Milpitas discussed in Note 15. The Company adopted FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The provisions of FIN 46 are to be applied as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003 and still existing on June 15, 2003. The Company currently has three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust that has no voting rights, no employees, no financing activity other than the lease with the Company, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. If the trusts under the Company’s leasing structures qualify as variable interest entities for purposes of FIN 46, the Company would be considered the primary beneficiary and would be required to consolidate these entities into the Company’s financial statements beginning July 1, 2003. This would require the Company to recognize the assets and liabilities of the trusts on the Company’s consolidated balance sheet and a cumulative adjustment for the accounting change in the Company’s consolidated statement of operations. Alternatively, the Company may choose to purchase the properties by exercising the Company’s purchase option or seek to restructure the synthetic leases with entities that would not qualify as variable interest entities under FIN 46. The purchase price of these properties would be equal to the termination value of the facilities under the respective operating leases and in the aggregate would be approximately $380.8 million. The Company is currently evaluating the impact that would result from adopting FIN 46 on the Company’s financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net income	$42,526	$44,466

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	412,916	406,086
Potential common shares	6,464	15,623

Denominator for diluted net income per share	419,380	421,709

Basic net income per share	$0.10	$0.11

Diluted net income per share	$0.10	$0.11

      For the three months ended March 31, 2003 and 2002, potential common shares consist of employee stock options using the treasury method. The following table sets forth the potential common shares that were excluded from the net income per share computations as their effect would be antidilutive (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Employee stock options outstanding(1)	40,953	20,727
5.25% convertible subordinated notes(2)	6,695	6,695
1.856% convertible subordinated notes(2)	12,981	12,981

(1)	For the three months ended March 31, 2003 and 2002, 40,953 and 20,727 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the respective periods, and therefore the effect is antidilutive.

(2)	For each of the three months ended March 31, 2003 and 2002, 6,695 potential common shares related to the Company’s 5.25% convertible subordinated notes and 12,981 potential common shares related to the Company’s 1.856% convertible subordinated notes were excluded from the computation of diluted net income per share because the impact of adding back the after tax impact of the interest expense associated with the convertible subordinated notes, and including the potential common shares, would be antidilutive.

      The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $56.04 per share for the three months ended March 31, 2003 and $90.95 per share for the three months ended March 31, 2002.

7.	Business Combinations

      On January 27, 2003, the Company acquired all of the outstanding capital stock of Jareva Technologies, Inc. (“Jareva”), a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. The Company acquired Jareva to

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

integrate Jareva’s technology into the Company’s software products to enable the Company’s customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase accounting method for total purchase consideration of $63.3 million, which included $58.7 million of cash, $1.4 million for the issuance of options to purchase 426,766 shares of the Company’s common stock and $3.2 million of acquisition-related costs. The purchase price was allocated, based on independent valuation, to goodwill of $43.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, in-process research and development of $4.1 million, net deferred tax liabilities of $4.3 million, deferred stock-based compensation of $5.4 million and net tangible assets of $3.8 million. For the three months ended March 31, 2003, the Company recorded amortization of developed technology of $0.3 million, amortization of other intangibles of $0.2 million and, included in research and development expense, stock-based compensation expense of $0.4 million. The acquired in-process research and development of $4.1 million was written off and the related charge is included in income from operations for the three months ended March 31, 2003. Acquisition-related costs consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were not significant as of March 31, 2003. The results of operations of Jareva are included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact on the Company’s results of operations for the three months ended March 31, 2002 was not significant.

      On December 19, 2002, the Company announced that it signed an agreement to acquire Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products, for an aggregate preliminary purchase price of approximately $590.0 million, including approximately $497.0 million of cash and common stock to be issued, $85.0 million in fair value of stock options to be assumed and $8.0 million of acquisition-related costs. The Company expects to complete this acquisition during the second quarter of 2003.

8.     Goodwill and Other Intangible Assets

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

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	March 31,	December 31,
	2003	2002

Goodwill:
Gross carrying amount	$3,328,774	$3,285,455
Accumulated amortization	2,088,865	2,088,862

Net carrying amount of goodwill	$1,239,909	$1,196,593

      As of March 31, 2003, goodwill includes $43.3 million related to the acquisition of Jareva on January 27, 2003.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2003

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$244,608	$215,238	$29,370
Distribution channels	234,800	225,017	9,783
Trademarks	24,350	23,335	1,015
Other intangible assets	31,420	27,793	3,627

Intangibles related to business acquisitions	535,178	491,383	43,795
Convertible subordinated notes issuance costs	14,506	8,535	5,971

Total other intangibles assets	$549,684	$499,918	$49,766

	December 31, 2002

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$235,508	$200,140	$35,368
Distribution channels	234,800	210,342	24,458
Trademarks	24,350	21,813	2,537
Other intangible assets	29,520	25,737	3,783

Intangibles related to business acquisitions	524,178	458,032	66,146
Convertible subordinated notes issuance costs	14,506	8,058	6,448

Total other intangibles assets	$538,684	$466,090	$72,594

      The total amortization expense of intangible assets related to business acquisitions is set forth in the table below (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Developed technology	$15,098	$16,903
Distribution channels	14,675	14,675
Trademarks	1,522	1,522
Other intangible assets	2,056	1,819

Total amortization	$33,351	$34,919

      For the three months ended March 31, 2003, the total amortization expense for developed technology and other intangibles includes $0.3 million and $0.1 million, respectively, that is included in cost of user license fees.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total expected future annual amortization of intangible assets related to business acquisitions is set forth in the table below (in thousands):

Future
Year	Amortization

2003	$27,906
2004	4,797
2005	4,751
2006	4,111
2007	2,060
2008	170

Total	$43,795

9.     Strategic Investments

      The Company holds investments in common and preferred stock of several privately-held and publicly traded companies. The total carrying amount of the Company’s strategic investments was $5.6 million at March 31, 2003 and $10.3 million at December 31, 2002. These strategic investments are included in other non-current assets. During the three months ended March 31, 2003, the Company recorded impairment losses on strategic investments of $3.5 million. The losses realized represent write-downs of the Company’s carrying amount of the investments and were determined by using, among other factors, the market value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition.

10.     Facility Restructure Reserve

      In the fourth quarter of 2002, the Company’s board of directors approved a facility restructuring plan to exit and consolidate certain of its facilities located in 17 metropolitan areas worldwide related to facilities that were or are expected to be vacated. In connection with this facilities restructuring plan, the Company recorded a restructuring charge to operating expenses of $98.2 million. This restructuring charge is comprised of $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and $11.3 for asset write-offs. Total cash outlays under this restructuring plan are expected to be approximately $86.9 million.

      Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2021, or over a shorter period as the Company may negotiate with its lessors. The Company expects the majority of costs will be paid by the year ended December 31, 2008.

      The Company began vacating facilities during the fourth quarter of 2002 and expects to vacate all excess facilities associated with this restructuring by October 31, 2003. The Company anticipates that it will realize cost savings beginning during the third quarter of 2003. The Company is in the process of seeking suitable subtenants for these facilities. The Company’s estimates of the facility restructure charge may vary significantly, depending in part, on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, the Company’s ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the facility restructure reserve will be made if actual lease exit costs or sublease income differ from amounts currently expected. As a portion of the facilities restructure reserve relates to international locations, the reserve will be affected by exchange rate fluctuations. The impact of exchange rate fluctuations is reflected in accumulated other comprehensive loss on the balance sheet.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The portion of the reserve expected to be utilized through March 31, 2004 of $26.0 million has been classified in the current portion of accrued acquisition and restructuring charges. The portion of the reserve expected to be utilized in periods subsequent to March 31, 2004 of $69.5 million has been classified in the non-current portion of accrued acquisition and restructuring charges. The components of the restructuring reserve and movements within these components through March 31, 2003 were as follows (in millions):

	Net Rent	Asset
	Commitments	Write-Offs	Total

Provision accrued	$86.9	$11.3	$98.2
Cash payments	(0.2)	—	(0.2)
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002	87.3	11.4	98.7
Cash payments	(2.7)	—	(2.7)
Adjustment	0.8	(0.8)	—
Impact of exchange rates	(0.4)	(0.1)	(0.5)

Balance at March 31, 2003	$85.0	$10.5	$95.5

11.     Comprehensive Income

      The following are the components of comprehensive income (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$42,526	$44,466
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,043	733
Derivative financial instrument adjustments	(660)	1,491
Unrealized loss on marketable securities	(197)	(5,890)

Comprehensive income	$45,712	$40,800

      The components of accumulated other comprehensive loss are (in thousands):

	March 31,	December 31,
	2003	2002

Foreign currency translation adjustments	$7,056	$3,013
Derivative financial instrument adjustments	(10,466)	(9,806)
Unrealized gain on marketable securities	3,127	3,324

Accumulated other comprehensive loss	$(283)	$(3,469)

12.     Derivative Financial Instruments

      In September 2000, the Company entered into a three-year cross currency interest rate swap transaction, or swap, for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of March 31, 2003, six monthly payments of € 4.3  million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 was $(8.8) million. As a result of entering into the swap, the Company has mitigated its exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of March 31, 2003, the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of March 31, 2003.

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of its build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate (“LIBOR”). The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If the Company’s credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If the Company’s credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of March 31, 2003, the fair value of the interest rate swaps were $(11.1) million. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements.

      As of March 31, 2003, the total gross notional amount of the Company’s forward contracts was approximately $141.0 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had a term of thirty-one days or less and settled on April 30, 2003. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) on the outstanding forward contracts at March 31, 2003 was immaterial to the Company’s consolidated financial statements.

13.     Segment Information

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

Geographic Information

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
User license fees(1):
United States	$164,251	$168,389
Europe(2)	58,984	60,236
Other(3)	31,329	31,086

Total user license fees	254,564	259,711

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Services(1):
United States	98,781	86,742
Europe(2)	29,203	17,707
Other(3)	11,838	6,289

Total services	139,822	110,738

Total net revenue	$394,386	$370,449

	March 31,	December 31,
	2003	2002

	(In thousands)
Long-lived assets(4):
United States	$1,445,566	$1,429,261
Europe(2)	51,202	55,049
Other(3)	15,751	15,138

Total	$1,512,519	$1,499,448

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, such as deferred income taxes. Reconciliation to total assets reported (in thousands):

	March 31,	December 31,
	2003	2002

Total long-lived assets	$1,512,519	$1,499,448
Other assets, including current	2,758,886	2,700,185

Total consolidated assets	$4,271,405	$4,199,633

      For the three months ended March 31, 2003, Ingram Micro, Inc. a distributor that sells the Company’s products and services through resellers, accounted for 10% of the Company’s net revenue. No customer represented 10% or more of the Company’s net revenue for the three months ended March 31, 2002.

User License Fees Information

      The Company derives its user license fees from the sale of its core technology products, including data protection and file system and volume management products and from its emerging technology products, including cluster and replication and storage area networking products. User license fees from core technology products were $208.9 million for the three months ended March 31, 2003 and $225.8 million for the three months ended March 31, 2002. User license fees from emerging technology products were $45.7 million for the three months ended March 31, 2003 and $33.9 million for the three months ended March 31, 2002.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Credit Facility

      During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.3 million USD). At March 31, 2003, no amount was outstanding. The short-term credit facility was renewed in March 2003 and is due to expire in March 2004. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate (“TIBOR”) plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global Corporation, a wholly-owned subsidiary of the Company.

15.	Commitments and Contingencies

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Lease payments under the Company’s three build-to-suit lease agreements are generally paid quarterly and are equal to the termination value of the outstanding lease obligations multiplied by the Company’s cost of funds, which is based on LIBOR using 30-day to 180-day LIBOR contracts and adjusted for the Company’s credit spread. In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Roseville, Minnesota and Mountain View, California lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three months ended March 31, 2003, the Company’s aggregate lease payments, including the payments on the interest rate swaps, were $4.1 million.

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

      The agreements for the facilities described above require that the Company maintain specified financial covenants, all of which the Company was in compliance with as of March 31, 2003. The specified financial covenants require the Company to maintain a minimum rolling four quarter EBITDA of $400 million, a minimum ratio of cash and cash equivalents to current liabilities of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2.5 to 1. For purposes of these financial covenants, EBITDA represents the Company’s net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges for acquisitions occurring within a four year period, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

Acquired Technology

      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The balance outstanding of the note payable was $4.9 million as of March 31, 2003 and $5.0 million as of December 31, 2002 and is included in non-current accrued acquisition and restructuring costs.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

      After the Company announced in January 2003 that it would restate financial results as a result of transactions entered into with America Online, or AOL, in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000, 2001 and 2002 financial results included in the Company’s filings with the SEC, press releases and other public disclosures. These complaints have been consolidated and, on May 2, 2003, a lead plaintiff and lead counsel were appointed. In addition, several complaints purporting to be derivative actions have been filed in California state court against some of the Company’s directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately the Company’s financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day-to-day operations of the Company’s business.

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

      The Company is also party to various other legal proceedings that have arisen in the ordinary course of its business. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

      For each of the matters noted, the Company does not believe that it is probable that a liability has been incurred nor does it believe that the amount of any loss can be reasonably estimated. Accordingly, no liability has been accrued for these matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, financial outlook, commitments under existing leases, research and development initiatives, sales and marketing initiatives and competition. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. These forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified below in the section titled “Factors That May Affect Future Results” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

      The following discussion should be read in conjunction with our financial statements and accompanying notes, which appear elsewhere in this quarterly report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “VERITAS” refer to VERITAS Software Corporation and its subsidiaries.

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

International Sales and Operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, most of which is collectible in foreign currencies, accounted for approximately 33% of our total revenue for the three months ended March 31, 2003 and 31% of our total revenue for the three months ended March 31, 2002. Our international revenue increased 14% to $131.4 million for the three months ended March 31, 2003 from $115.3 million for the three months ended March 31, 2002. We expect that our international revenue will increase relative to total revenue as a result of the lower penetration of our products existing in these markets and our increasing focus on developing international revenue opportunities, although the potential future effect of the Severe Acute Respiratory Syndrome, or SARS, on our business is difficult to predict.

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

Seagate Technology Transaction

      On November 22, 2000, we completed a multi-party transaction with Seagate Technology, or Seagate, and Suez Acquisition Company (Cayman) Limited, or SAC, a company formed by a group of private equity firms led by Silver Lake Partners. The transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with those operating assets. We did not acquire Seagate’s disc drive business or any other Seagate operating business. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of ours merged with and into Seagate, following which Seagate became our wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation.

      We issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of our common stock and certain non-operating assets and liabilities held by Seagate. The transaction resulted in a decrease of approximately 18.7 million shares of our outstanding common stock. At the closing of the transaction we recorded the non-operating assets and liabilities assumed from Seagate at their fair values. In addition, we accrued $40.0 million of direct transaction costs, of which $0.3 million are remaining in accrued acquisition and restructuring costs as of March 31, 2003. We anticipate that the remaining $0.3 million of acquisition-related costs will be utilized by the second quarter of 2003.

      For the three months ended March 31, 2003 and 2002, the Seagate transaction had no significant impact on our net income.

      As a result of the decrease of approximately 18.7 million shares of our common stock outstanding on the number of shares used in computing our net income per share, the transaction resulted in incremental net income per share of $0.01 for the three months ended March 31, 2002. The transaction did not affect net income per share for the three months ended March 31, 2003.

      As of March 31, 2003 and December 31, 2002, the transaction affected our consolidated balance sheet, as follows:

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	income taxes payable included an additional $21.3 million; and

•	deferred and other income taxes included an additional $113.1 million.

      As of March 31, 2003 and December 31, 2002, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million, and related to certain tax liabilities that we expect to pay. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlements of these audits and the amounts reimbursed by SAC are different from the amounts recorded, the difference will be recorded as a component of income tax expense or benefit and may significantly affect our effective tax rate for the period in which the settlements take place.

Business Combinations

      On May 28, 1999, we acquired the Network Storage Management Group business of Seagate Software, Inc., or NSMG. We incurred acquisition-related costs of $43.4 million. In addition, as a result of the NSMG acquisition, we recorded a restructure charge of $11.0 million in 1999 related to exit costs associated with duplicative facilities that we planned to vacate. In the fourth quarter of 2002, we recorded an additional reserve of $4.2 million due to a decline in real estate market conditions that resulted in higher actual exit costs than estimated associated with these duplicative facilities.

      Acquisition and acquisition-related restructuring costs as of March 31, 2003 relating to the NSMG acquisition are summarized below (in millions):

		Duplicative
	Direct	Facility	Involuntary
	Transaction	Related	Termination
	Costs	Costs	Benefits	Total

Provision accrued	$20.0	$17.9	$16.5	$54.4
Cash payments	(17.4)	(0.3)	(2.7)	(20.4)
Non-cash charges	—	(0.9)	(11.7)	(12.6)

Balance at December 31, 1999	2.6	16.7	2.1	21.4
Cash payments	(1.9)	(2.1)	(0.9)	(4.9)
Reversal	—	(3.9)	(0.4)	(4.3)

Balance at December 31, 2000	0.7	10.7	0.8	12.2
Cash payments	(0.7)	(0.2)	(0.3)	(1.2)

Balance at December 31, 2001	—	10.5	0.5	11.0
Additions	—	4.2	—	4.2
Cash payments	—	(2.5)	—	(2.5)
Non-cash charges	—	(1.7)	—	(1.7)
Reversal	—	—	(0.5)	(0.5)

Balance at December 31, 2002	—	10.5	—	10.5
Cash payments	—	(1.0)	—	(1.0)
Impact of exchange rates	—	(0.2)	—	(0.2)

Balance at March 31, 2003	$—	$9.3	$—	$9.3

      The impact of exchange rates shown for the first quarter of 2003 is the result of transferring the acquisition and acquisition-related restructuring charge accrual to a foreign subsidiary. The remaining acquisition and acquisition-related restructuring charge accrual of $9.3 million is anticipated to be utilized for servicing operating lease payments or negotiated buyouts of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

      On January 27, 2003, we acquired all of the outstanding capital stock of Jareva Technologies, Inc., or Jareva, a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. We acquired Jareva to integrate its technology into our products and to enable our customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase accounting method for total purchase consideration of $63.3 million, which included $58.7 million of cash, $1.4 million for the issuance of options to purchase 426,766 shares of our common stock and $3.2 million of acquisition-related costs. The purchase price was allocated, based on independent valuation, to goodwill of $43.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, in-process research and development of $4.1 million, net deferred tax liabilities of $4.3 million, deferred stock-based compensation of $5.4 million and net tangible assets of $3.8 million. For the three months ended March 31, 2003, we recorded amortization of developed technology of $0.3 million, amortization of other intangibles of $0.2 million and stock-based compensation expense of $0.4 million. The acquired in-process research and development of $4.1 million was written off and the related charge is included in operating income for the three months ended March 31, 2003. The results of operations of Jareva are included in our consolidated financial statements from the date of acquisition. Acquisition-related costs consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were not significant as of March 31, 2003.

      On December 19, 2002, we announced that we signed an agreement to acquire Precise Software Solutions Ltd., or Precise, for an aggregate preliminary purchase price of approximately $590.0 million, including approximately $497.0 million of cash and common stock to be issued, $85.0 million of fair value of stock options to be assumed and $8.0 million of acquisition-related costs. Precise, which is publicly traded on the Nasdaq National Market, is a provider of application performance management products. We expect to complete this acquisition during the second quarter of 2003.

Facility Restructure Reserve

      In the fourth quarter of 2002, our board of directors approved a facility restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. The facility restructuring plan was adopted to address overcapacity in our facilities as a result of lower than planned headcount growth in these metropolitan areas. In connection with this facility restructuring plan, we recorded a restructuring charge to operating expenses of $98.2 million. This restructuring charge is comprised of $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and $11.3 million for asset write-offs. Total cash outlays under this restructuring plan are expected to be approximately $86.9 million.

      Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2021, or over a shorter period as we may negotiate with our lessors. We expect the majority of costs will be paid by the year ended December 31, 2008.

      During the fourth quarter of 2002, we began vacating excess facilities and expect to vacate all excess facilities associated with this restructuring by October 31, 2003. We anticipate realizing savings beginning during the third quarter of 2003. We are in the process of seeking suitable subtenants for these facilities. Our estimates of the facility restructure charge may vary significantly, depending in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the facility restructure reserve will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the facilities restructure reserve relates to international locations, the reserve will be affected by exchange rate fluctuations.

      The components of the restructuring reserve and movements within these components through March 31, 2003 were as follows (in millions):

	Net Rent	Asset
	Commitments	Write-Offs	Total

Provision accrued	$86.9	$11.3	$98.2
Cash payments	(0.2)	—	(0.2)
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002	87.3	11.4	98.7
Cash payments	(2.7)	—	(2.7)
Adjustment	0.8	(0.8)	—
Impact of exchange rates	(0.4)	(0.1)	(0.5)

Balance at March 31, 2003	$85.0	$10.5	$95.5

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

      For software arrangements involving multiple elements, we allocate and defer revenue for the undelivered elements based on their relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each element in multiple element arrangements is based on the price charged when the same element is sold separately. To determine the price when sold separately, for the maintenance and technical support elements, we use historical renewal rates for per-copy deals and stated renewal rates for site licenses.

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

      Certain of our customers are also our suppliers. Occasionally, in the normal course of business, we purchase and use goods or services for our operations from these suppliers at or about the same time we license our software to them. We identify and review the significant transactions to confirm that they are separately negotiated at terms we considered to be arm’s length. In cases where the transactions are not separately negotiated, we assess the fair value of either of the goods or services involved in the transaction to support the recognition of the transaction. If we cannot determine fair value of either of the goods or services involved within reasonable limits, we record the transaction on a net basis. Our non-monetary transactions have not been material to our financial statements.

Impairment of Long-Lived Assets

      We review our goodwill for impairment when events indicate that its carrying amount may not be recoverable or at least once a year. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

Step 1 — We compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit, which corresponds to our market capitalization. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further work is needed.

Step 2 — We allocate the fair value of our reporting unit to all assets and liabilities of our reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

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

      We applied the provisions of Emerging Issues Task Force, or EITF, No. 94-3, Liability Recognized for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination to all of our restructuring activities initiated before January 1, 2003. For exit restructuring activities initiated on January 1, 2003 or after, we will apply the provisions of Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, outlined in our “New Accounting Pronouncements” section in Note 5 of the notes to the condensed consolidated financial statements, which appears elsewhere in this quarterly report on Form 10-Q.

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

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of March 31, 2003, we determined the valuation allowance to be $80.1 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are in specific geographical or jurisdictional locations or are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period.

      Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it will have a material impact on our financial statements.

Results of Operations

Net Revenue

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
User license fees	$254.6	$259.7	(2)%
Services	139.8	110.7	26%

Total net revenue	$394.4	$370.4	6%

      In the first quarter of 2003 and 2002, our total net revenue was impacted by continued weak general economic and market conditions resulting in reduced capital spending by our customers. During the first quarter of 2003, the weaker economy negatively impacted growth in our license revenues, while service revenue grew 26%, resulting in a 6% increase in total net revenues in the first quarter of 2003 compared to the first quarter of 2002. Reductions in our customers’ capital spending may decrease the demand for our user licenses and services until economic and market conditions improve significantly. While we believe that the percentage increase in total revenue achieved in the first quarter of 2003 compared to the first quarter of 2002 is not necessarily indicative of future results, we expect total net revenue to continue to increase slightly during 2003 reflecting the continued growth of our services revenue, increased penetration of international markets and the benefit of new product offerings, as well as our expectation that general economic conditions could begin to stabilize in the second half of 2003. However, the potential future effect of the Severe Acute Respiratory Syndrome, or SARS, on our net revenues is difficult to predict.

User License Fees

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
User license fees	$254.6	$259.7	(2)%
As a percentage of net revenue	65%	70%

      We derive user license fees from the sale of our core technology products, including data protection and file system and volume management products, and from our emerging technology products, including cluster and replication, storage area networking and network attached storage products. Revenue from core technology products comprises the majority of user license fees and was 82% of total user license fees for the first quarter of 2003 and 87% of user license fees for the first quarter of 2002.

      The decline in user license fees in the first quarter of 2003 compared to the first quarter of 2002 reflects weaker general economic and market conditions resulting in deferred buying decisions and a reduction of capital spending by our customers, particularly in the U.S. The reduction in capital spending by our customers during the first quarter of 2003 resulted in a decline in user license fees from our core technology products, partially offset by an increase in demand during the first quarter of 2003 for our emerging technology products, which comprise a smaller percentage of total user license fees compared to user license fees from core technology products. We expect user license fees as a percentage of total net revenue to remain relatively constant or decline slightly in 2003, reflecting the continued growth of service revenue relative to total net revenue, increased penetration of international markets and the benefit of new product offerings, as well as our expectation that general economic conditions could begin to stabilize in the second half of 2003.

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
User license fees:
Core technologies	$208.9	$225.8	(7)%
Emerging technologies	45.7	33.9	35%

Total user license fees	$254.6	$259.7	(2)%

As a percentage of user license fees:
Core technologies	82%	87%
Emerging technologies	18%	13%

Total percentage of user license fees	100%	100%

      The decrease in user license fees from core technologies during the first quarter of 2003 compared to the first quarter of 2002 is commensurate with the overall decrease in user license fees from the first quarter of 2002 to the first quarter of 2003 reflecting weaker general economic and market conditions. The revenue growth in emerging technologies during the first quarter of 2003 compared to the first quarter of 2002 reflects increased penetration of our emerging technology products, particularly our clustering and replication products.

      Our user license fees from original equipment manufacturers decreased 16% during the first quarter of 2003 to $35.0 million from $41.9 million during the first quarter of 2002. The user license fees from original equipment manufacturers accounted for 14% of user license fees in the first quarter of 2003 and 16% of user license fees in the first quarter of 2002. The decrease in the first quarter of 2003 compared to the first quarter of 2002 reflects reduced hardware sales by original equipment manufacturers as their customers reduced technology spending in the weaker economic environment.

Service Revenue

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Service revenue	$139.8	$110.7	26%
As a percentage of net revenue	35%	30%

      We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The increase in the first quarter of 2003 compared to the first quarter of 2002 was due primarily to renewal of service and support contracts on existing licenses, growth in international service revenue and, to a lesser extent, an increase in demand for consulting and training services. We expect our service revenue to increase in absolute dollars and as a percentage of net revenue primarily as a result of our continued focus on increasing renewals of maintenance and technical support contracts on existing licenses, an increasing demand for our consulting and training services and the impact of the weaker general economic and industry conditions on our user license fee revenue.

Cost of Revenue

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Cost of revenue	$74.0	$67.3	10%
As a percentage of net revenue	19%	18%

      Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and training services. Cost of service revenue varies depending upon the mix of maintenance and technical support, consulting and training services. We expect gross margin to fluctuate in the future, reflecting changes in royalty rates on licensed technologies, the mix of license and service revenue and the timing differences between increasing our organizational investments and the recognition of revenue that we expect as a result of these investments. In the near term, we expect service revenue to grow faster than user license fee revenue, which could result in slight declines in gross margin percentages.

Cost of User License Fees (including amortization of developed technology)

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Cost of user license fees:
User license fees	$11.4	$9.2	24%
Amortization of developed technology	14.8	16.9	(12)%

Total cost of user license fees	$26.2	$26.1	—

Gross margin:
User license fees including amortization of developed technology	90%	90%

      Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to the acquisition of NSMG and the other acquisitions completed during 1999 and the first quarter of 2003. During the second and fourth quarters of 2002, we sold some of our technology and wrote-off the related net book value of developed technology, resulting in a decrease in the amortization of developed technology from the first quarter of 2002 to the first quarter of 2003. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 96% for each of the three-month periods ended March 31, 2003 and 2002. The gross margin on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross margins on user license fees to remain relatively constant or decrease slightly in 2003 as a result of increases in royalty rates we pay on our licensed technologies.

Cost of Service Revenue

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Cost of service revenue	$47.8	$41.2	16%
Gross margin	66%	63%

      Cost of service revenue consists primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. The gross margin improvement during the first quarter of 2003 compared to the first quarter of 2002 was the result of our increased productivity and higher service revenue growth due to support fees from a larger installed customer base. We expect gross margin on service revenue to remain stable or increase slightly as a result of reductions in labor costs associated with technical support services by increasing our use of lower cost personnel located in our facilities in India.

Amortization of Developed Technology

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Amortization of developed technology	$14.8	$16.9	(12)%
As a percentage of net revenue	4%	5%

      The amortization of the developed technology is related primarily to the acquisition of NSMG and the other acquisitions completed during 1999 and the first quarter of 2003. The decrease during the first quarter of 2003 compared to the first quarter of 2002 reflects the disposal of developed technology during 2002. The useful life of the developed technology acquired is two to five years. Developed technology resulting from our 1999 acquisitions will be fully amortized during the second quarter of 2003. We expect amortization of developed technology and other intangibles to decline in the third quarter of 2003 to approximately $7.0 million to $10.0 million per quarter, including the amortization related to the January 2003 acquisition of Jareva and the expected impact of our pending acquisition of Precise based on our preliminary purchase price allocation.

Operating Expenses

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Operating expenses	$253.9	$243.3	4%
As a percentage of net revenue	64%	66%

      The increase in total operating expenses during the first quarter of 2003 compared to the first quarter of 2002 was primarily the result of increases in research and development and general and administrative expenses and the write-off of in-process research and development of $4.1 million related to the acquisition of Jareva, partially offset by a decrease in selling and marketing expenses. During the second quarter of 2003, we expect operating margins to remain consistent or decrease slightly compared to the first quarter of 2003, reflecting our efforts to contain costs while investing for future growth. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, amortization of goodwill and other intangibles, and in-process research and development.

Selling and Marketing

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Selling and marketing	$122.0	$127.0	(4)%
As a percentage of net revenue	31%	34%

      Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The decrease during the first quarter of 2003 compared to the first quarter of 2002 is primarily the result of a decrease in staffing levels, leading to a reduction in other employee costs, primarily outside recruiting and employee events, and travel and entertainment expenses. The decrease in the first quarter of 2003 also reflects our efforts to contain costs and control discretionary spending. For the remainder of 2003, we expect selling and marketing expenses to remain stable in absolute dollars, as recent reductions in staffing levels in the United States will be offset by investments in international sales and marketing efforts.

Research and Development

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Research and development	$71.4	$65.2	10%
As a percentage of net revenue	18%	18%

      Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase during the first quarter of 2003 compared to the first quarter of 2002 is primarily the result of an increase in compensation and benefits and, to a lesser extent, costs associated with outside services, primarily for intellectual property protection. The increase in compensation and benefits during the first quarter of 2003 reflects the acquisition of Jareva on January 27, 2003 and a general increase in compensation levels for research and development personnel. We believe that a significant level of research and development investment is required to remain competitive, but expect research and development expenses to remain relatively stable for the remainder of 2003 as a result of increased use of research and development personnel in India, where labor costs are lower.

General and Administrative

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
General and administrative	$38.2	$33.1	15%
As a percentage of net revenue	10%	9%

      General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The increase during the first quarter of 2003 compared to the first quarter of 2002 is primarily the result of an increase in staffing levels, expenses associated with outside services, primarily legal and consulting, and increases in facility costs related to new facilities in Milpitas, California and Reading, UK. We expect general and administrative expenses as a percentage of total net revenue to remain relatively stable for the remainder of 2003.

Amortization of Other Intangibles

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Amortization of other intangibles	$18.2	$18.0	1%
As a percentage of net revenue	5%	5%

      Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles recorded upon the acquisitions completed during 1999 and the first quarter of 2003. The estimated useful life of our other intangibles is six months to five years, with the majority of intangibles being amortized over two to four years. Other intangibles related to the 1999 acquisitions will be fully amortized during the second quarter of 2003. We expect amortization of developed technology and other intangibles to decline in the third quarter of 2003 to approximately $7.0 million to $10.0 million per quarter, including the impacts of the January 2003 acquisition of Jareva and the expected impact of our pending acquisition of Precise based on our preliminary purchase price allocation.

In-Process Research and Development

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Write-off of in-process research and development	$4.1	$—	100%
As a percentage of net revenue	1%	—

      Upon the acquisition of Jareva in January 2003, we recorded a charge to in-process research and development of $4.1 million. We obtained an outside valuation for this acquisition, and values were assigned to developed technology, in-process research and development and other intangibles. As the basis for identifying the in-process research and development, the development projects were evaluated in the context of Interpretation 4 of SFAS No. 2, Accounting for Research and Development Costs. The fair value of the in-process research and development for the acquisition of Jareva was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the characteristics and applications of the technology; the complexity, cost and time to complete the remaining development efforts; any alternative future use or current technological feasibility; and the stage of completion. Two in-process research and development projects were identified and valued at the time of our acquisition of Jareva. The projected future cash flows from the projects under development were based on management’s estimates of revenues and operating profits related to the projects. Revenues on the projects related to in-process research and development were estimated to begin in 2003 through 2007, with the majority of the revenues occurring in 2006 and 2007. Costs to complete these two research and development projects were estimated at $1.3 million. At the date of acquisition, the development of the related products was estimated at 52% complete, with an expected completion date of June 2003 for both projects. The risk-adjusted discount rate applied to after-tax cash flows was 38%, compared to an estimated weighted average cost of capital of 18%. We believe the amounts determined for in-process research and development are representative of the fair value and do not exceed the amounts an independent third party would pay for the projects assumed.

Interest and Other Income, Net

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Interest and other income, net	$8.4	$13.2	(36)%
As a percentage of net revenue	2%	4%

      The decrease from the first quarter of 2002 to the first quarter of 2003 is primarily due to a decrease in interest income. The decrease in interest income in the first quarter of 2003 is due principally to the fall in interest rates and the appreciation of the Euro against the U.S. Dollar from the first quarter of 2002, partially offset by the higher level of funds available for investment in the first quarter of 2003, which were generated primarily from the net cash provided by operating activities.

Interest Expense

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Interest expense	$7.7	$7.9	(3)%
As a percentage of net revenue	2%	2%

      Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997.

Loss on Strategic Investments

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Loss on strategic investment	$3.5	$—	100%
As a percentage of net revenue	1%	—

      With the decline in general economic conditions beginning in 2001, some of the companies in which we have invested have experienced extreme volatility and instability in their business and operating results. During the first quarter of 2003, we recognized impairment losses on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments. As of March 31, 2003, we determined that there was no further impairment, other than temporary, on our strategic investments.

Income Taxes

	Three Months
	Ended March 31,

	2003	2002	% Change

	(In millions, except percentages)
Income taxes	$21.1	$20.7	2%
As a percentage of net revenue	5%	6%

      Our effective tax rate for the first quarter of 2003 was 33% compared to 32% for the first quarter of 2002. Our first quarter effective tax rates for 2003 and 2002 differed from the federal statutory rate due primarily to differences attributable to acquisition-related charges that were non-deductible for tax purposes and to foreign earnings which are taxed at rates different from the federal statutory rate.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. We have adopted the provisions of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 did not have a material effect on our financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes Emerging Issues Task Force Issue, or EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These costs include those related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recorded at fair value and that they be recognized when the liability is incurred rather than at the date of the commitment to an exit plan as prescribed under EITF 94-3. SFAS 146 will be applied prospectively for exit or disposal activities that are initiated after December 31, 2002 and accordingly, liabilities recognized prior to the initial application of SFAS 146 should continue to be accounted for in accordance with EITF 94-3. We have implemented the provisions of SFAS 146 as of January 1, 2003, and the implementation of SFAS 146 did not have a material impact on our financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of our software licenses contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We do not have any guarantees or indemnification arrangements other than the indemnification clause in some of our software licenses, the guarantee on a credit facility discussed in Note 14 to our condensed consolidated financial statements and the guarantee on our three build-to-suit lease agreements for buildings in Mountain View, Roseville and Milpitas discussed in Note 15 to our condensed consolidated financial statements. We have implemented the provisions of FIN 45 as of January 1, 2003, and the implementation of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The provisions of FIN 46 are to be applied as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003 and still existing on June 15, 2003. We currently have three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust, that has no voting rights, no employees, no financing activity other than the lease with us, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. If the trusts under our leasing structures qualify as variable interest entities for purposes of FIN 46, we would be considered the primary beneficiary and would be required to consolidate these entities into our financial statements beginning July 1, 2003. This would require us to recognize the assets and liabilities of the trusts on our consolidated balance sheet and a cumulative adjustment for the accounting change in our consolidated statement of operations. Alternatively, we may choose to purchase the properties by exercising our purchase option or seek to restructure the synthetic leases with entities that would not qualify as variable interest entities under FIN 46. The purchase price for these properties would be equal to the termination value of the facilities under the respective operating leases and, in the aggregate, would be approximately $380.8 million. Payment of the purchase price for these properties would significantly reduce the amount of cash, cash equivalents and short-term investments available for funding our research and development efforts, geographic expansion and strategic acquisitions in the future. We can give no assurance that we will be able to restructure the synthetic leases with entities that would not qualify as variable interest entities under FIN 46. We are currently evaluating the impact that would result from adopting FIN 46 on our financial statements.

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $2,394.1 million at March 31, 2003 and represented 80% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $2,241.3 million at December 31, 2002 and represented 77% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of commercial paper, medium-term notes, corporate notes, government agency securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

      Operating activities provided cash of $203.3 million for the three months ended March 31, 2003, primarily due to net income of $42.5 million, adjusted for depreciation and amortization of $24.6 million, amortization of developed technology and other intangibles of $33.0 million, deferred income taxes of $(13.4) million and other non-cash charges, increases in deferred revenue, income taxes payable and a decrease in accounts receivable of $91.2 million, which were partially offset by decreases in accrued compensation and benefits and other accrued liabilities. We believe that the decrease in accounts receivable was primarily due to the fact that a greater portion of our sales, including some large transactions, occurred in the first two months of the first quarter of 2003. Consequently, a higher than expected amount of our transactions during the first quarter of 2003 was invoiced and paid prior to the end of the quarter. We do not anticipate that the change in our accounts receivable balance or related cash flows from December 31, 2002 to March 31, 2003 is indicative of future periods. Operating activities provided cash of $193.7 million for the three months ended March 31, 2002, primarily due to net income of $44.5 million, adjusted for depreciation and amortization of $24.8 million, amortization of developed technology and other intangibles of $34.9 million, tax benefits from stock plans of $15.9 million, deferred income taxes of $(13.1) million and other non-cash charges, increases in deferred revenue and income taxes payable and a decrease in accounts receivable. These elements were partially offset by a decrease in accrued compensation and benefits.

      Investing activities provided cash of $40.8 million for the three months ended March 31, 2003, primarily due to the net decrease in short-term investments of $113.8 million, partially offset by purchases of businesses and technologies, net of cash acquired of $54.6 million and purchases of property and equipment of $16.3 million. Investing activities provided cash of $113.7 million for the three months ended March 31, 2002, primarily due to the net decrease in short-term investments of $136.3 million, partially offset by purchases of property and equipment of $15.3 million and purchases of businesses and technologies of $7.3 million.

      Financing activities provided cash of $20.0 million for the three months ended March 31, 2003, arising from the issuance of common stock under our employee stock plans. Financing activities provided cash of $51.3 million for the three months ended March 31, 2002, arising from the issuance of common stock under our employee stock plans.

      If our pending acquisition of Precise Software is completed in the second quarter of 2003 as we anticipate, we expect to have a net use of cash from investing activities reflecting our cash payment to the shareholders of Precise Software, which we currently estimate to be in the range of $408.9 million to $545.2 million, depending on the mix of cash and stock consideration paid at the closing of the transaction.

      We continue to evaluate alternative uses of our cash including, but not limited to, exercising our purchase option for the properties subject to the build-to-suit lease arrangements, restructuring our 5.25% and 1.856% convertible subordinated notes, implementing a stock re-purchase plan and exploring potential strategic acquisitions, any one of which could reduce the amount of available cash and cash equivalents.

Convertible Subordinated Notes

      In October 1997, we issued $100.0 million of 5.25% convertible subordinated notes due in 2004, or the 5.25% notes, for which we received net proceeds of $97.5 million. We, and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the 5.25% notes. As of March 31, 2003, a total principal amount of $36.0 million had been converted into approximately 3.8 million shares of our common stock. Based on the aggregate principal amount at maturity of $64.0 million outstanding as of March 31, 2003, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. The 5.25% notes are redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due in 2006, or the 1.856% notes, for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. We, and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of March 31, 2002, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million outstanding as of March 31, 2003, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. The 1.856% notes are redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method.

      At March 31, 2003, we had a ratio of long-term debt to total capitalization of approximately 14%. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, including the 5.25% notes and the 1.856% notes, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

Commitments

Credit Facility

      During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.3 million USD). At March 31, 2003, no amount was outstanding. The short-term credit facility was renewed in March 2003 and is due to expire in March 2004. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate, or TIBOR, plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global Corporation, one of our wholly-owned subsidiaries of the Company.

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

      During 2001 and 2002, we amended our existing lease agreement, originally signed in 1999, for our corporate headquarters in Mountain View, California. The facilities of 425,000 square feet provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and facilities) for the termination value of $145.2 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $129.0 million if the sales price is less than this amount, subject to the terms of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We occupy these facilities and began making lease payments in the second quarter of 2001.

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

      Lease payments under our three build-to-suit lease agreements are generally paid quarterly and are equal to the termination value of the outstanding lease obligations multiplied by our cost of funds, which is based on LIBOR using 30-day to 180-day LIBOR contracts and adjusted for our credit spread. In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Roseville, Minnesota and Mountain View, California lease agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three months ended March 31, 2003, our aggregate lease payments, including the payments on the interest rate swaps, were $4.1 million. Our aggregate payment obligations under the three build-to-suit lease agreements for the second quarter of 2003 are $4.1 million.

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

      If we choose to exercise the purchase option for the properties subject to the three build-to-suit lease agreements, the aggregate purchase price would be approximately $380.8 million. Payment of the purchase price for these properties would significantly reduce the amount of cash, cash equivalents and short-term investments available for funding our research and development efforts, geographic expansion and strategic acquisitions in the future.

      The agreements for the facilities described above require that we maintain specified financial covenants, all of which we were in compliance with as of March 31, 2003. The specified financial covenants require us to maintain a minimum rolling four quarter EBITDA of $400 million, a minimum ratio of cash and cash equivalents to current liabilities of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2.5 to 1. For purposes of these financial covenants, EBITDA represents our net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges for acquisitions occurring within a four year period, less software development expenses classified as capital expenditures. In order to secure the obligations under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions which financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

      We currently have operating leases for our facilities and rental equipment through 2023. In addition to our basic rent, we are responsible for all taxes, insurance and utilities related to the facilities. The table below shows our commitments related to our approximate minimum lease payments for our facilities and rental equipment as of March 31, 2003 (in millions):

Operating
Lease
Commitments

Nine months ended December 31, 2003	$59,466
2004	67,923
2005	44,973
2006	32,183
2007	31,008
2008 and thereafter	163,513

Total commitments	$399,065

Acquired Technology Commitments

      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The balance outstanding of the note payable was $4.9 million as of March 31, 2003 and $5.0 million as of December 31, 2002 and is included in non-current accrued acquisition and restructuring costs.

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

If we experience lower-than-anticipated revenue in any particular quarter, or if we announce that we expect lower revenue or earnings than previously forecasted, the market price of our securities could decline.

      Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors outside of our control. Any significant revenue shortfall or lowered forecasts could cause the market price of our securities to decline substantially. Factors that could affect our revenue include, but are not limited to:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or the current weak and uncertain economic and industry conditions;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	the possibility that original equipment manufacturers will introduce, market and sell products that compete with our products;

•	the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur later in a quarter than sales through original equipment manufacturers;

•	the timing of new product introductions by us and the market acceptance of new products, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of our sales;

•	the rate of adoption and long sales cycles of storage area networks and storage resource management technology;

•	changes in our pricing and distribution terms or those of our competitors;

•	the potential impact of the Severe Acute Respiratory Syndrome, or SARS, illness upon our ability to generate revenues, particularly in the Asia-Pacific region; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

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

Because we derived over 80% of our license and service revenue from sales of our data protection, file system and volume management products, any decline in demand for these products could severely harm our ability to generate revenue.

      We derive a substantial majority of our revenue from a small number of software products, including data protection, file system and volume management products. For the three months ended March 31, 2003, we derived approximately 82% of our user license fees from these core products, and a similar percentage of our service revenue from associated maintenance and technical support. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints or other factors. If our revenue derived from these software products were to decline significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, a decline in the demand for storage devices, storage software applications or storage capacity could result in a significant reduction in our revenue and adversely affect our business and operating results.

If we fail to manage our multiple distribution channels effectively, or if our distributors and original equipment manufacturer customers choose not to market and sell our products to their customers, our sales could decline.

      We sell our products primarily through indirect sales channels, original equipment manufacturers and direct sales channels. If we fail to manage our distribution channels successfully, our distribution channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses, as well as weaken our competitive position.

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

      Original Equipment Manufacturers. A portion of our revenue is derived from sales through original equipment manufacturers that incorporate our products into their products. Our reliance on this channel involves many risks, including:

•	our lack of control over the shipping dates or volume of systems shipped;

•	the original equipment manufacturers are not subject to minimum sales requirements or any obligation to offer our products to their customers;

•	the original equipment manufacturers may terminate their arrangements with us at any time;

•	the development work that we must generally undertake under our agreements with original equipment manufacturers may require us to invest significant resources and incur significant costs with little or no associated revenue;

•	the time and expense required for the sales and marketing organizations of our original equipment manufacturer customers to become familiar with our products make it more difficult to introduce those products to the market; and

•	our original equipment manufacturer customers are able to develop, market and distribute their own storage products and market and distribute storage products of our competitors, which could reduce our sales.

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

We face intense competition, and our competitors may gain market share in markets for our products, which could adversely affect the growth of our business and cause our revenues to decline.

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

If we are unable to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recoup product development costs, and our earnings and revenue may decline.

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

Our international sales and operations involve special risks that could increase our expenses, adversely affect our operating results and require increased time and attention of management.

      We derive a substantial portion of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. Our international operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade and employment restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	restrictions on growth or maintenance of our revenue from international sales if we do not invest sufficiently in our international operations;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing our international operations, including difficulties related to administering our stock option plan in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	competition from local suppliers;

•	costs and delays associated with developing software in multiple languages;

•	the possible reduced level of general business activity, particularly in the Asia-Pacific region, as a result of the SARS illness; and

•	political unrest, war or terrorism, particularly in areas in which we have facilities.

      In addition, we receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in both the U.S. and in the countries in which our international customers are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.

Our products may contain significant defects, which may subject us to liability for damages suffered by end users.

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

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage the business effectively would be impaired.

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

If we are unable to attract and retain qualified employees and manage our employee base effectively, we may be unable to develop new and enhanced products, expand our business or increase our revenue.

      Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our costs would be excessive and our business and operating results could be adversely affected. We may need to hire additional sales, technical and senior management personnel to support our business and to meet customer demand for our products and services. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. We cannot assure you that we will be successful in hiring or retaining qualified personnel, and if we are unable to do so, our ability to manage and operate our business could be adversely affected.

We incur considerable expenses to develop products for operating systems that are owned by others and who generally are not required to cooperate with us in our development efforts. This may cause us to incur higher expenses or fail to expand our product lines and revenues.

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

We derive a large amount of revenue from one of our distributors, the loss of which could cause our revenues to decline.

      We derive significant revenue from Ingram Micro, Inc., a distributor that sells our products and services through resellers. For the three months ended March 31, 2003, Ingram Micro accounted for 10% of our net revenue. If this distributor were to reduce purchases of our products or services, our revenues would decline unless we were able to substantially increase sales through other distributors or direct sales to customers. Our contract with Ingram Micro does not require them to purchase any specified number of software licenses from

us. Accordingly, we cannot be sure that Ingram Micro will continue to market and sell our products at current levels.

Cooperating with the SEC in its investigation of our transactions with AOL Time Warner has required, and will continue to require, a large amount of management time and attention, as well as accounting and legal expense, which may reduce net income or interfere with our ability to manage our business.

      In response to subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner, we have been cooperating with the SEC’s requests for information, including information relating to transactions we entered into with AOL in September 2000 and other transactions. The investigation may continue to require significant management attention and accounting and legal resources, which could adversely affect our ability to manage our business and result in significant accounting and legal expenses. If the SEC or other governmental agency were to pursue an action against us in connection with this matter, we would be required to devote additional management attention and incur additional accounting and legal expenses, which could further adversely affect our business, results of operations and cash flows.

Following the announcement of our financial restatement, we were named as a party to several class action and derivative action lawsuits, and we may be named in additional litigation, all of which could require significant management attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      After we announced in January 2003 that we would restate financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in federal court alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. In addition, several complaints purporting to be derivative actions have been filed in state court against some of our directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on our business, results of operations and cash flows. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business, which would adversely affect our business, results of operations and cash flows.

Our business strategy includes possible growth through business acquisitions, which involve special risks that could increase our expenses, cause our stock price to decline and divert the time and attention of management.

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

      Acquisitions of businesses, business units and technologies are inherently risky and create many challenges. We may be unable to close announced acquisitions, and we cannot provide any assurance that our previous or any future acquisitions will achieve the desired objectives.

As a result of the Seagate Technology leveraged buyout and merger transaction, our subsidiary may be liable to third parties for liabilities resulting from Seagate’s operations before the transaction.

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

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce net income.

      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. We do not have a history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. Our effective tax rate is also influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods. In addition, in November 2000, we acquired Seagate Technology, which has certain federal and state tax returns for various fiscal years under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlements of these audits and the amounts reimbursed by SAC, as required by the Seagate acquisition agreement, are different from the amounts recorded, the difference will be recorded as a component of income tax expense or benefit and may significantly affect our effective tax rate for the period in which the settlements take place.

We incur or may incur significant accounting charges that, individually or in the aggregate, could reduce earnings and create net losses under generally accepted accounting principles.

      We incur or may incur significant accounting charges that, individually or in aggregate, could create losses under generally accepted accounting principles in future periods. Examples of these charges are:

•	Amortization of Developed Technology and Other Intangibles. We incur significant charges related to the amortization of developed technology and other intangibles. We expect this charge to be approximately $23.2 million for the second quarter of 2003 and approximately $7.0 million to $10.0 million for the third quarter of 2003, including the impact of the pending transaction with Precise that is expected to close during the second quarter of 2003. The quarterly amortization charge could increase as a result of future business combinations or impairment of our other intangibles. While we do not expect to record other intangibles impairment charges, we cannot be sure that we will not have to record impairment in the future. As of March 31, 2003, the total net carrying amount of our other intangibles was $49.8 million;

•	Impairment of Goodwill. We do not amortize goodwill related to business combinations, but instead we test it for impairment at least annually. While we do not expect to record goodwill impairment charges, we cannot be sure that we will not have to record impairment in the future. As of March 31, 2003, the total net carrying amount of our goodwill was $1,239.9 million;

•	Loss on Strategic Investments. In the third quarter of 2001, the second quarter of 2002 and the first quarter of 2003, we recorded losses on strategic investments. Future losses will depend on the results of our quarterly reviews to determine if there has been a decline in the fair value of our strategic investments that is other than temporary. As of March 31, 2003, the total carrying amount of our strategic investments was $5.6 million;

•	Stock-based Compensation. In accounting for our stock option and stock purchase plans, because the exercise price of options granted under our stock plans are generally equal to the market value of our common stock on the date of grant, we recognize no compensation cost for grants under these plans. The FASB has voted to require companies to record a charge to earnings for employee stock option grants, but the methodology for valuing stock options and the timing for issuance of final rules have not been finalized. Changes in practices regarding accounting for stock options could result in significant accounting charges; and

•	Restructuring Charges. We regularly perform evaluations of our operations and activities. Any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Restructuring charges could also result from future business combinations. As a result of an evaluation of our facilities requirements, we believe that we have excess capacity in our domestic and foreign facilities. In the fourth quarter of 2002, our board of directors approved a restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. In connection with this restructuring plan, we recorded a restructuring charge of approximately $98.2 million during the fourth quarter of 2002. As of March 31, 2003, the total carrying amount of our facility restructure reserve was $95.5 million.

If our assumptions about our ability to terminate or sublet our facilities prove to be unrealistic, the total costs of our facilities restructuring may be larger than we anticipated.

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

Our debt would be expensive to repay, and any default may impair our ability to borrow or raise capital.

      In October 1997, we issued $100.0 million in aggregate principal amount at maturity of 5.25% convertible subordinated notes due 2004, of which $64.0 million was outstanding as of March 31, 2003. In August 1999, we issued $465.8 million in aggregate principal amount at maturity of 1.856% convertible subordinated notes due 2006, of which $464.7 million was outstanding as of March 31, 2003. As of March 31, 2003, the annual interest payments on our outstanding 5.25% notes were $3.4 million and the annual interest payments on our outstanding 1.856% notes were $8.6 million, all of which we plan to fund from cash flows from operations. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay interest or principal on our debts as they come due, we could be in default of those debts. For example, if we do not make timely payments, the notes could be declared immediately due and payable, in which event we would be required to immediately repay the notes in their entirety. A default under the notes could result in a reduction of our credit rating and make it more difficult for us to raise capital and adversely affect the trading price in our common stock. In addition, repayment of the notes upon a default would significantly reduce the amount of cash, cash equivalents and short term investments available for funding our research and development efforts, geographic expansion and strategic acquisitions in the future. Our outstanding debt could also increase our vulnerability to adverse economic and industry conditions by making it more difficult for us to raise capital if needed. In addition, any changes in accounting rules regarding our operating leases and built-to-suit facilities may affect our debt levels and operating expenses in the future.

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our revenues could be harmed.

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

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling products.

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

If we discontinue reporting financial results using non-GAAP financial measures, investors may be confused about our operating results and our stock price could decline.

      As a result, we announced our intention to discontinue reporting non-GAAP financial measures (sometimes called “pro forma” reporting) beginning with our earnings announcement for the quarter ending September 30, 2003. Historically, we reported our financial results using both GAAP financial measures and non-GAAP financial measures, which typically excluded the impact of purchase accounting adjustments and the impact of other special items on our operating results. It is possible that, as we transition away from pro forma reporting, investors may be confused about our operating results, particularly with regard to comparisons to our operating results for prior periods. If this occurs, the market price of our common stock could decline.

Natural disasters could disrupt our business and result in loss of revenue or in higher expenses.

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

Some provisions in our charter documents and our stockholder rights plan may prevent or deter an acquisition of VERITAS.

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

      We also have in place a stockholder rights plan that is designed to discourage coercive takeover offers. In general, our stockholder rights plan provides our existing stockholders (other than an existing stockholder that becomes an acquiring person) with rights to acquire shares of our common stock at 50% of its trading price if a person or entity acquires, or announces its intention to acquire, 15% or more of the outstanding shares of our common stock, unless our board of directors elects to redeem these rights.

      Our board of directors could utilize the provisions of our charter documents and stockholder rights plan to resist an offer from a third party to acquire VERITAS, including an offer to acquire our common stock at a premium to its trading price or an offer that is otherwise considered favorable by our stockholders.

Our stock price may be volatile in the future, and you could lose the value of your investment.

      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be adversely affected by a number of factors, including:

•	announcements of our quarterly operating results or those of our competitors or our original equipment manufacturer customers;

•	rumors, announcements or press articles regarding changes in our management, organization, operations or prior financial statements;

•	inquiries by the SEC, NASDAQ or regulatory bodies;

•	changes in earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	gain or loss of a significant customer;

•	announcements of new products by us, our competitors or our original equipment manufacturer customers;

•	the potential impact of the SARS illness upon our ability to generate revenues, particularly in the Asia-Pacific region; and

•	acts of terrorism, the threat of war and economic slowdowns in general.

      The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at March 31, 2003 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of March 31, 2003 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of March 31, 2003, all forward contracts mature in 31 days or less (amounts in thousands):

				Fair Market
				Value at
	Local Currency			March 31, 2003
	Contract Amount		Contract Amount	(US $)

Contracts to Buy US $
Australian dollar	733.0 AU	D	438.7 USD	4.6
British pound	3,118.0 GB	P	4,869.1 USD	54.9
Euro	29,000.0 EU	R	30,921.6 USD	694.2
Indian rupee	242,000.0 IN	R	5,100.1 USD	(2.5)
Japanese yen	93,000.0 JP	Y	776.9 USD	10.8
Contracts to Sell US $
Brazilian real	5,536.0 BR	L	1,602.3 USD	(60.8)
Canadian dollar	10,675.0 CA	D	7,251.7 USD	13.6
Contracts to Buy Euro €
Malaysian ringgat	1,500.0 MY	R	386.6 EUR	(26.4)
Swedish krona	11,911.0 SE	K	1,288.0 EUR	2.3
Contracts to Sell Euro €
Australian dollar	1,514.0 AU	D	848.2 EUR	(9.0)
British pound	37,400.0 GB	P	54,700.8 EUR	566.4
Hong Kong dollar	14,090.0 HK	D	1,691.9 EUR	37.6
Indian rupee	92,400.0 IN	R	1,799.8 EUR	15.5
Japanese yen	2,358,000.0 JP	Y	18,426.8 EUR	115.0
Swiss franc	2,883.0 CH	F	1,953.8 EUR	—
UAE dirham	12,410.0 AE	D	3,155.9 EUR	59.3
Contracts to Buy GBP
South African rand	1,985.0 ZA	R	157.3 GBP	3.0

      In September 2000, we entered into a three-year cross currency interest rate swap transaction, or swap, for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of March 31, 2003, six monthly payments of € 4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at March 31, 2003 was $(8.8) million. As a result of entering into the swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because we are receiving fixed interest payments under the swap, we are still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of March 31, 2003, the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of March 31, 2003.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of our build-to-suit lease agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If our credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If our credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of March 31, 2003, the fair value of the interest rate swaps was $(11.1) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements. This hedge was deemed to be highly effective as of March 31, 2003.

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

      Long-term debt of $464.5 million consists of $64.0 million from our 5.25% convertible subordinated notes due in 2004 and $400.5 million from our 1.856% convertible subordinated notes due in 2006. The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, and subject to adjustment under the terms of the notes.

      The following table presents the amounts of our cash equivalents, investments and long-term debt, according to maturity date, that may be subject to interest rate risk and the average interest rates as of March 31, 2003 by year of maturity (dollars in thousands):

	Amortized Cost

		Due in			2002
	Due in	2004 and		2003	Amortized
	2003	Thereafter	Total	Fair Value	Cost

Cash equivalents and short-term investments:
Fixed rate	$1,057,120	$558,606	$1,615,726	$1,622,640	$1,778,702
Average fixed rate	1.48%	2.80%	1.94%	1.94%	2.26%
Variable rate	$429,415	$105,020	$534,435	$533,112	$288,575
Average variable rate	1.46%	3.06%	1.77%	1.78%	1.73%
Total cash equivalents and short-term investments	$1,486,535	$663,626	$2,150,161	$2,155,752	$2,067,277
Average rate	1.48%	2.84%	1.90%	1.90%	2.18%
Long-term debt:
Fixed rate	$—	$464,497	$464,497	$520,823	$460,252
Average fixed rate	—	6.33%	6.33%	6.21%	6.33%

Equity Price Risk

      We are exposed to equity price risk on the marketable portion of our portfolio of equity securities investments. We typically do not attempt to reduce or eliminate our market exposure on these equity securities. These investments are in companies in the high-technology industry. As of March 31, 2003, we held two marketable equity securities, representing a total market value of $7.6 million. Assuming a 10% adverse change, our marketable equity securities investments would decrease in value by approximately $0.8 million. If our marketable equity security investments as of March 31, 2003 had been valued using prices as of April 30, 2003, the value of these securities would have increased by approximately $2.4 million, or 31%. This estimate is not necessarily indicative of future performance and actual results may differ materially.

      We also made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that was other than temporary. During the first quarter of 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of the investments that were other than temporary. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing and the uncertainty of its financial conditions. As of March 31, 2003, we determined that there was no further impairment in these investments. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

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

      In response to subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner, we continue to furnish information requested by the SEC, including information relating to the transactions we entered into with AOL in September 2000. We cannot predict the outcome of this investigation at this time. We will continue our efforts to cooperate with the SEC’s investigation.

      After we announced in January 2003 that we would restate financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. These complaints have been consolidated and, on May 2, 2003, a lead plaintiff and lead counsel were appointed. In addition, several complaints purporting to be derivative actions have been filed in California state court against some of our directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

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

      We are also party to various other legal proceedings that have arisen in the ordinary course of our business. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

      At our annual meeting of stockholders held on May 13, 2003, each of the following individuals was elected to our board of directors as Class B directors to hold office for a term of three years or until his successor is duly elected or qualified or until his resignation or removal:

		Votes
	Votes For	Withheld

Gary L. Bloom	350,108,962	12,113,770
Joseph D. Rizzi	337,991,045	24,231,687

      In addition, the following individuals’ terms of office as directors continued after the annual meeting:

Steven D. Brooks	Geoffrey W. Squire
Michael Brown	Paul Unruh
Mark Leslie	Fred van den Bosch
David J. Roux

      The following proposals were also approved at our annual meeting:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Approve the VERITAS Software Corporation 2003 Stock Incentive Plan	239,796,633	119,893,623	2,532,475	60,458,156
Approve a stockholder proposal requesting that the Board of Directors establish a policy of expensing future stock option grants to senior company executives	189,475,573	105,210,997	7,078,006	60,458,156
Ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2003	353,100,188	6,881,107	2,241,435	60,458,156

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01*	Letter Agreement dated May 12, 2003 by and between VERITAS and Geoffrey Squire				X
99.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†				X

*	Management contract, compensatory plan or arrangement.

†	These certifications “accompany” this quarterly report on Form 10-Q of VERITAS Software Corporation and shall not be deemed “filed” with the Securities and Exchange Commission or deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

1/17/03	5, 7, 9	VERITAS announced the restatement of some of its financial results and included a table setting forth the expected adjustments to be reflected in the restated financial statements.
1/28/03	5, 7	VERITAS announced financial results for the fourth quarter and the year ended December 31, 2002.
3/18/03	5, 7
VERITAS filed its consolidated financial statements and a financial statement schedule, together with the auditors’ reports thereon, as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, and the related management’s discussion and analysis of financial condition and results of operations.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2003.

VERITAS SOFTWARE CORPORATION

/s/ EDWIN GILLIS

Edwin Gillis
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

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

Dated: May 14, 2003

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

Dated: May 14, 2003

/s/ EDWIN GILLIS

Edwin Gillis
Executive Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01*	Letter Agreement dated May 12, 2003 by and between VERITAS and Geoffrey Squire				X
99.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†				X

*	Management contract, compensatory plan or arrangement.

†	These certifications “accompany” this quarterly report on Form 10-Q of VERITAS Software Corporation and shall not be deemed “filed” with the Securities and Exchange Commission or deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.