Form 10-Q
period 2003-06-30
VERITAS SOFTWARE CORP /DE/
filed 2003-08-14
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      The number of shares of the registrant’s common stock outstanding as of July 31, 2003 was 425,707,885 shares.

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
EXHIBIT 4.01
EXHIBIT 4.02
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 99.01

VERITAS SOFTWARE CORPORATION

PART I:     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,017,018	$764,062
Short-term investments	1,353,932	1,477,259
Accounts receivable, net of allowance for doubtful accounts of $11,176 at June 30, 2003 and $11,308 at December 31, 2002.	131,556	170,204
Other current assets	72,641	74,178
Deferred income taxes	60,781	59,995

Total current assets	2,635,928	2,545,698
Property and equipment, net	216,702	230,261
Other intangibles, net	88,823	72,594
Goodwill, net	1,733,122	1,196,593
Other non-current assets	19,653	26,624
Deferred income taxes	127,744	127,863

	$4,821,972	$4,199,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,847	$33,823
Accrued compensation and benefits	97,645	97,233
Merger consideration payable	64,496	—
Accrued acquisition and restructuring costs	47,662	37,742
Other accrued liabilities	95,760	92,431
Income taxes payable	180,781	123,569
Deferred revenue	309,710	280,314

Total current liabilities	836,901	665,112
Convertible subordinated notes	468,740	460,252
Accrued acquisition and restructuring costs	71,266	77,402
Deferred and other income taxes	113,100	113,100

Total liabilities	1,490,007	1,315,866
Stockholders’ equity:
Common stock	443	431
Additional paid-in capital	6,696,150	6,334,581
Accumulated deficit	(1,654,447)	(1,745,712)
Deferred stock-based compensation	(18,740)	—
Accumulated other comprehensive income (loss)	10,623	(3,469)
Treasury stock, at cost; 18,675 shares at June 30, 2003 and December 31, 2002.	(1,702,064)	(1,702,064)

Total stockholders’ equity	3,331,965	2,883,767

	$4,821,972	$4,199,633

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

	(In thousands, except per share amounts)
Net revenue:
User license fees	$260,962	$241,876	$515,526	$501,587
Services	151,894	122,814	291,716	233,552

Total net revenue	412,856	364,690	807,242	735,139
Cost of revenue:
User license fees	11,716	8,778	23,134	17,972
Services	50,345	44,852	98,134	86,007
Amortization of developed technology	10,554	16,903	25,336	33,806

Total cost of revenue	72,615	70,533	146,604	137,785

Gross profit	340,241	294,157	660,638	597,354
Operating expenses:
Selling and marketing	123,105	126,731	245,152	253,694
Research and development	72,584	67,701	143,967	132,885
General and administrative	38,902	34,612	77,055	67,725
Amortization of other intangibles	12,250	18,016	30,441	36,032
In-process research and development	15,300	—	19,400	—

Total operating expenses	262,141	247,060	516,015	490,336

Income from operations	78,100	47,097	144,623	107,018
Interest and other income, net	11,274	13,708	19,669	26,861
Interest expense	(7,798)	(7,462)	(15,536)	(15,383)
Loss on strategic investments	—	(14,802)	(3,518)	(14,802)

Income before income taxes	81,576	38,541	145,238	103,694
Provision for income taxes	32,837	12,495	53,973	33,182

Net income	$48,739	$26,046	$91,265	$70,512

Net income per share — basic	$0.12	$0.06	$0.22	$0.17

Number of shares used in computing per share amounts — basic	415,621	409,465	414,270	407,776

Net income per share — diluted	$0.11	$0.06	$0.22	$0.17

Number of shares used in computing per share amounts — diluted	427,939	418,719	424,275	420,289

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$91,265	$70,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,049	52,046
Amortization of other intangibles	30,441	36,032
Amortization of developed technology	25,336	33,806
Amortization of original issue discount on convertible notes	8,488	7,941
In-process research and development	19,400	—
Provision for doubtful accounts	1,500	2,031
Stock-based compensation	1,122	—
Tax benefits from stock plans	11,065	19,593
Loss on strategic investments	3,518	14,802
Gain on sale of assets	(1,389)	(62)
Deferred income taxes	(22,149)	(26,290)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	44,860	37,168
Other assets	6,361	7,272
Accounts payable	(464)	14,231
Accrued compensation and benefits	(10,960)	(7,712)
Accrued acquisition and restructuring costs	(8,560)	(605)
Other accrued liabilities	(1,417)	7,708
Income taxes payable	50,372	34,555
Deferred revenue	26,066	36,556

Net cash provided by operating activities	324,904	339,584
Cash flows from investing activities:
Purchases of investments	(930,935)	(903,899)
Sales and maturities of investments	1,159,792	768,756
Purchases of property and equipment	(36,044)	(53,139)
Business acquisitions, net of cash acquired	(333,829)	—
Payments made for prior year business and technology acquisitions	(4,122)	(7,267)

Net cash used in investing activities	(145,138)	(195,549)
Cash flows from financing activities:
Proceeds from issuance of common stock	58,984	63,567

Net cash provided by financing activities	58,984	63,567
Effect of exchange rate changes	14,206	974

Net increase in cash and cash equivalents	252,956	208,576
Cash and cash equivalents at beginning of period	764,062	538,419

Cash and cash equivalents at end of period	$1,017,018	$746,995

Supplemental disclosures:
Cash paid for interest	$5,992	$5,992

Cash paid for income taxes	$15,808	$6,661

Supplemental schedule of non-cash transactions:
Business acquisition for short-term payable	$64,496	$—

Issuance of common stock for conversion of notes	$—	$500

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

3.     Comparative Information

      The Company has reclassified certain comparative information to conform to current period financial presentation.

4.     Accounting for Stock-Based Compensation

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB 25, the Company does not recognize compensation cost related to its employee stock purchase plan. The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$48,739	$26,046	$91,265	$70,512
Add:
Stock-based employee compensation expense included in net income, net of tax	452	—	752	—

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	76,964	70,893	152,800	142,815

Pro forma	$(27,773)	$(44,847)	$(60,783)	$(72,303)

Basic income (loss) per share:
As reported	$0.12	$0.06	$0.22	$0.17

Pro forma	$(0.07)	$(0.11)	$(0.15)	$(0.18)

Diluted income (loss) per share:
As reported	$0.11	$0.06	$0.22	$0.17

Pro forma	$(0.07)	$(0.11)	$(0.15)	$(0.18)

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and six months ended June 30, 2003 and 2002: risk-free interest rates averaging 2.57% and 2.74% for the three and six months ended June 30, 2003, respectively, and 4.44% and 4.45% for the three and six months ended June 30, 2002, respectively; a dividend yield of 0.0% for all periods; a weighted-average expected life of 5 years for all periods; and a volatility factor of the expected market price of the Company’s common stock of 0.90 for all periods.

      The fair value of the employees’ purchase rights under the employee purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights granted during the three and six months ended June 30, 2003 and 2002: a dividend yield of 0.0% for all periods; an expected life ranging from 6 to 24 months for all periods; an expected volatility factor of 0.90 for all periods; and risk-free interest rates ranging from 1.20% to 1.66% and 1.87% to 2.98% for the six months ended June 30, 2003 and June 30, 2002, respectively.

5.     New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company’s financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. “FIN” 45, Guarantor’s

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for those paragraphs related to guidance in SFAS No. 133 implementation issues that have been cleared by the FASB and have been effective for fiscal quarters that began prior to June 15, 2003. Those paragraphs should continue to be applied in accordance with their respective effective dates. The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company’s financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The provisions of FIN 46 are to be applied as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003 and still existing on June 15, 2003. The Company currently has three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust that has no voting rights, no employees, no financing activity other than the lease with the Company, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. The Company has determined that the trusts under the leasing structures qualify as variable interest entities for purposes of FIN 46. Consequently, the Company is considered the primary beneficiary and will consolidate the trusts into the Company’s financial statements beginning July 1, 2003. As a result of consolidating these entities in the third quarter of 2003, the Company expects to report a cumulative effect of change in accounting principle in accordance with APB 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax. In addition, on July 1, 2003, the Company will record property and equipment, net of accumulated depreciation, equal to $369.1 million, long-term debt in the amount of $369.2 million and noncontrolling interest of $11.4 million on the balance sheet. Future depreciation expense related to these properties will be approximately $1.6 million per quarter and $4.1 million per quarter of rent expense previously classified as operating expense will be classified as interest expense in the statements of operations beginning July 1, 2003.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses, the guarantee on a credit facility discussed in Note 14 and the guarantee on its three build-to-suit lease agreements for buildings in Mountain View, Roseville and Milpitas discussed in Note 15. The Company adopted FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These costs include those related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 require that the liability for costs associated with an exit or disposal activity be recorded at fair value and that they be recognized when the liability is incurred rather than at the date of the commitment to an exit plan as prescribed under EITF Issue 94-3. SFAS No. 146 is applied prospectively for exit or disposal activities that are initiated after December 31, 2002 and accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF Issue 94-3. The Company adopted SFAS No. 146 effective January 1, 2003.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position, results of operations or cash flows.

6.     Net Income per Share

      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net income	$48,739	$26,046	$91,265	$70,512

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	415,621	409,465	414,270	407,776
Potential common shares	12,318	9,254	10,005	12,513

Denominator for diluted net income per share	427,939	418,719	424,275	420,289

Basic net income per share	$0.12	$0.06	$0.22	$0.17

Diluted net income per share	$0.11	$0.06	$0.22	$0.17

      For the three and six months ended June 30, 2003 and 2002, potential common shares consist of employee stock options using the treasury method. The following table sets forth the potential common shares

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were excluded from the net income per share computations as their effect would be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Employee stock options outstanding(1)	34,572	36,684	38,363	28,018
5.25% convertible subordinated notes(2)	6,695	6,695	6,695	6,695
1.856% convertible subordinated notes(2)	12,981	12,981	12,981	12,981

(1)	For the three months ended June 30, 2003 and 2002, 34,572 and 36,684 employee stock options, respectively, and for the six months ended June 30, 2003 and 2002, 38,363 and 28,018 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the respective periods, and therefore the effect is antidilutive.

(2)	For the three and six months ended June 30, 2003 and 2002, 6,695 potential common shares related to the Company’s 5.25% convertible subordinated notes and 12,981 potential common shares related to the Company’s 1.856% convertible subordinated notes, respectively, were excluded from the computation of diluted net income per share because the impact of adding back after tax interest expense associated with the convertible subordinated notes, and including the potential common shares, would be antidilutive.

      The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $61.92 and $58.45 per share for the three and six months ended June 30, 2003, respectively. The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $65.06 and $99.27 per share for the three and six months ended June 30, 2002, respectively.

7.     Business Combinations

Precise Software Solutions Ltd.

      On June 30, 2003, in connection with the Agreement and Plan of Merger and Amendment No. 1 to Agreement and Plan of Merger, the Company acquired all of the outstanding common stock of Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products. The Company acquired Precise in order to expand its product and service offerings across storage, databases and application management. The Precise acquisition was accounted for using the purchase method of accounting for total purchase consideration of $701.0 million, which included 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash of which $333.3 was paid on June 30, 2003 and $64.5 million was paid in July 2003 and has been recorded as merger consideration payable in the balance sheet, $79.5 million relating to the assumption of Precise options exercisable for 4.4 million shares of the Company’s common stock and $13.1 million of acquisition-related costs. The fair value of the Company’s common stock issued was determined using an average price of $28.68, which was the average trading price from June 25, 2003 through July 1, 2003, the five trading days surrounding the date the merger consideration was finalized. The fair value of the Company’s stock options assumed was determined using the Black-Scholes option pricing model and the following assumptions: estimated contractual life of 6 months to 5 years, risk-free interest rate of 0.96% to 2.49%, expected volatility of 90% and no expected dividend yield. The fair value of stock options assumed is net of $14.5 million which represents the portion of the intrinsic value of Precise’s unvested options applicable to the remaining vesting period. Upon the assumption by the Company of the outstanding Precise options, each Precise option became exercisable for 0.6741 shares of the Company’s common stock.

      Under the purchase method of accounting, the total estimated purchase price was allocated to Precise’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of the

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion of the acquisition. Based upon an independent valuation prepared by Standard & Poor’s Corporate Value Consulting, the following represents the preliminary allocation of the aggregate purchase price to the acquired net assets of Precise (in thousands):

Cash, cash equivalents and short-term investments	$149,627
Other current assets	11,527
Long-term assets	8,629
Current liabilities	(29,103)
Goodwill	493,220
Developed technology	26,600
Customer contracts	15,200
Patented technology	11,600
Other intangible assets	7,500
Unearned stock-based compensation	14,475
In-process research and development	15,300
Net deferred and other income taxes payable	(23,592)

Total	$700,983

      The Company does not expect future adjustments to the purchase price allocation to be material. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is not amortized which is consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. Developed technology, customer contracts and patented technology are being amortized over their estimated useful lives of four years and other intangible assets are being amortized over their estimated useful lives of one to four years. The weighted average amortization period for all purchased intangible assets is 3.7 years.

      In connection with the acquisition of Precise, the Company allocated approximately $15.3 million of the purchase price to in-process technology that has not yet reached technological feasibility and has no alternative future use. This amount has been expensed as a non-recurring, non-tax deductible charge in the statements of operations for the three and six months ended June 30, 2003.

      In order to value purchased in-process research and development (“IPR&D”), research projects in areas for which technological feasibility had not been established were identified. The value of these projects was determined by estimating the expected cash flows from the projects once commercially viable and discounting the net cash flows back to their present value, using adjusted discount rates based on the percentage of completion of the in-process projects.

      Net Cash Flows. The net cash flows expected from the identified projects are based on the appraiser’s estimates of revenues, royalty savings, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. Revenue estimates are based on the assumptions mentioned below. The research and development costs included in the estimates reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

      The estimated revenues are based on the Company’s projection of each in-process project and the business projections were compared and found to be consistent with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending December 31, 2005 and decline from 2006 into 2007 as other new products are expected to become available.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These projections are based on the Company’s estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by Precise.

      Discount Rate. Discounting the expected net cash flows back to their present value is based on the industry weighted average cost of capital (“WACC”). The Company believes the industry WACC is approximately 15%. The discount rate used to discount the expected net cash flows from IPR&D is 28%. The discount rate used is higher than the industry WACC due to inherent uncertainties surrounding the successful development of IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

      Percentage of Completion. The percentage of completion for in-process Precise technology was determined using costs incurred to date on each project as compared to the remaining research and development to be completed as well as major milestones to bring each project to technological feasibility. The percentage of completion for projects under development ranged from 40-65%.

      If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

      Acquisition-related costs of $13.1 million consist of $9.2 million associated with legal and other professional fees, $3.3 million for terminating and satisfying existing lease commitments and $0.6 million for severance-related costs. Total cash outlays for acquisition-related costs were approximately $2.0 million for legal and other professional fees and no amounts for leases or severance through June 30, 2003.

      The results of operations of Precise are included in the Company’s consolidated financial statements from the date of acquisition. The following table presents pro forma results of operations and gives effect to the acquisition of Precise as if the acquisition was consummated on January 1, 2002. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of each period or of the results that may occur in the future. Net income for each period presented excludes the write-off of acquired in-process research and development of $15.3 million and includes amortization of intangible assets related to the acquisition of $4.7 million per quarter and amortization of deferred compensation of $1.7 million per quarter. The unaudited pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total net revenue	$422,543	$382,910	$839,084	$770,453
Net income	35,903	23,268	75,858	64,769
Net income per share — basic	0.09	0.06	0.18	0.16
Net income per share — diluted	0.08	0.05	0.17	0.15

Jareva Technologies, Inc.

      On January 27, 2003, the Company acquired all of the outstanding capital stock of Jareva Technologies, Inc. (“Jareva”), a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. The Company acquired Jareva to integrate Jareva’s technology into the Company’s software products to enable the Company’s customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase accounting method for total purchase consideration of $63.3 million, which included $58.7 million of cash, $1.4 million relating to the assumption of options exercisable for 426,766 shares of the Company’s common stock and $3.2 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation prepared by Standard & Poor’s

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Value Consulting, to goodwill of $43.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, in-process research and development of $4.1 million, net deferred tax liabilities of $4.3 million, deferred stock-based compensation of $5.4 million and net tangible assets of $3.8 million. The weighted average amortization period for all purchased intangible assets is 3.3 years. For the three and six months ended June 30, 2003, the Company recorded amortization of developed technology of $0.5 million and $0.8 million, respectively, amortization of other intangibles of $0.3 million and $0.5 million, respectively, and, included in research and development expense, stock-based compensation expense of $0.7 million and $1.1 million, respectively. The acquired in-process research and development of $4.1 million was written off and the related charge is included in income from operations for the six months ended June 30, 2003. Acquisition-related costs consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $0.7 million through June 30, 2003. The results of operations of Jareva are included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact on the Company’s results of operations for the three and six months ended June 30, 2003 and 2002 was not significant.

8.     Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company no longer amortizes goodwill, but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	June 30,	December 31,
	2003	2002

Goodwill:
Gross carrying amount	$3,821,984	$3,285,455
Accumulated amortization	2,088,862	2,088,862

Net carrying amount of goodwill	$1,733,122	$1,196,593

      As of June 30, 2003, goodwill includes $493.2 million related to the acquisition of Precise on June 30, 2003 and $43.3 million related to the acquisition of Jareva on January 27, 2003.

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2003

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$271,208	$226,024	$45,184
Distribution channels	234,800	234,800	—
Trademarks	26,650	24,350	2,300
Other intangible assets	65,334	29,488	35,846

Intangibles related to business acquisitions	597,992	514,662	83,330
Convertible subordinated notes issuance costs	14,506	9,013	5,493

Total other intangibles assets	$612,498	$523,675	$88,823

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$235,508	$200,140	$35,368
Distribution channels	234,800	210,342	24,458
Trademarks	24,350	21,813	2,537
Other intangible assets	29,520	25,737	3,783

Intangibles related to business acquisitions	524,178	458,032	66,146
Convertible subordinated notes issuance costs	14,506	8,058	6,448

Total other intangibles assets	$538,684	$466,090	$72,594

      The total amortization expense of intangible assets related to business acquisitions is set forth in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Developed technology	$10,887	$16,903	$25,985	$33,806
Distribution channels	9,783	14,675	24,458	29,350
Trademarks	1,015	1,522	2,537	3,045
Other intangible assets	1,612	1,919	3,668	3,737

Total amortization	$23,297	$35,019	$56,648	$69,938

      For the three and six months ended June 30, 2003, total amortization expense for developed technology and other intangibles includes $0.5 million and $0.9 million, respectively, that is included in cost of user license fees. For the three and six months ended June 30, 2002, the total amortization expense for developed technology and other intangibles includes $0.1 million and $0.1 million, respectively, that is included in cost of user license fees.

      The total expected future annual amortization of intangible assets related to business acquisitions is set forth in the table below (in thousands):

Future
Year	Amortization

2003	$14,487
2004	22,263
2005	19,582
2006	17,954
2007	8,873
2008	171

Total	$83,330

9.     Strategic Investments

      The Company holds investments in common and preferred stock of several privately-held companies. The total carrying amount of the Company’s strategic investments was $5.4 million at June 30, 2003 and $10.3 million at December 31, 2002. These strategic investments are included in other non-current assets. The

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded no impairment losses on strategic investments for the three months ended June 30, 2003 and $3.5 million of impairment losses for the six months ended June 30, 2003. For the three and six months ended June 30, 2002, the Company recorded impairment losses on strategic investments of $14.8 million. The losses realized represent write-downs of the Company’s carrying amount of the investments, as the Company deemed such losses to be other than temporary, and were determined by using, among other factors, the market value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition.

10.     Facility Restructure Reserve

      In the fourth quarter of 2002, the Company’s board of directors approved a facility restructuring plan to exit and consolidate certain of its facilities located in 17 metropolitan areas worldwide related to facilities that were or are expected to be vacated. In connection with this facilities restructuring plan, the Company recorded a restructuring charge to operating expenses of $98.2 million in the fourth quarter of 2002. This restructuring charge is comprised of $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs, and $11.3 million for asset write-offs. Total cash outlays under this restructuring plan are expected to be approximately $86.9 million.

      Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2021, or over a shorter period as the Company may negotiate with its lessors. The Company expects the majority of costs will be paid by the year ending December 31, 2008.

      The Company began vacating facilities during the fourth quarter of 2002 and expects to vacate all excess facilities associated with this restructuring by December 31, 2003. The Company anticipates that it will realize cost savings beginning in the third quarter of 2003. The Company is in the process of seeking suitable subtenants for these facilities. The Company’s estimates of the facility restructure charge may vary significantly, depending in part, on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, the Company’s ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the facility restructure reserve will be made if actual lease exit costs or sublease income differ from amounts currently expected. As a portion of the facilities restructure reserve relates to international locations, the reserve will be affected by exchange rate fluctuations. The impact of exchange rate fluctuations is recorded in accumulated other comprehensive income (loss) on the balance sheet.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The portion of the reserve expected to be utilized through June 30, 2004 of $25.0 million has been classified in the current portion of accrued acquisition and restructuring charges. The portion of the reserve expected to be utilized in periods subsequent to June 30, 2004 of $66.4 million has been classified in the non-current portion of accrued acquisition and restructuring charges. The components of the restructuring reserve and movements within these components through June 30, 2003 were as follows (in millions):

	Net Rent	Asset
	Commitments	Write-Offs	Total

Provision accrued	$86.9	$11.3	$98.2
Cash payments	(0.2)	—	(0.2)
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002	87.3	11.4	98.7
Cash payments	(2.7)	—	(2.7)
Adjustment	0.8	(0.8)	—
Impact of exchange rates	(0.4)	(0.1)	(0.5)

Balance at March 31, 2003.	85.0	10.5	95.5
Cash payments	(2.3)	—	(2.3)
Asset write-offs	—	(3.6)	(3.6)
Impact of exchange rates	1.5	0.3	1.8

Balance at June 30, 2003.	$84.2	$7.2	$91.4

11.     Comprehensive Income

      The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$48,739	$26,046	$91,265	$70,512
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10,568)	(4,780)	(14,612)	(5,513)
Derivative financial instrument adjustments	(255)	6,031	406	4,540
Unrealized (gain) loss on marketable securities	(82)	(1,598)	114	4,292

Comprehensive income	$37,834	$25,699	$77,173	$73,831

      The components of accumulated other comprehensive income (loss) are (in thousands):

	June 30,	December 31,
	2003	2002

Foreign currency translation adjustments	$17,625	$3,013
Derivative financial instrument adjustments	(10,211)	(9,806)
Unrealized gain on marketable securities	3,209	3,324

Accumulated other comprehensive income (loss)	$10,623	$(3,469)

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Derivative Financial Instruments

      In September 2000, the Company entered into a three-year cross currency interest rate swap transaction, or swap, for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of June 30, 2003, three monthly payments of € 4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at June 30, 2003 was $(10.0) million. As a result of entering into the swap, the Company has mitigated its exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of June 30, 2003, the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of June 30, 2003.

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of its build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate (“LIBOR”). The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If the Company’s credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If the Company’s credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of June 30, 2003, the fair value of the interest rate swaps were $(10.8) million. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements.

      As of June 30, 2003, the total gross notional amount of the Company’s forward contracts was approximately $153.3 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had a term of thirty-five days or less and settled on July 31, 2003. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) on the outstanding forward contracts at June 30, 2003 was immaterial to the Company’s consolidated financial statements.

13.     Segment Information

      The Company operates in one segment, storage software solutions. The Company’s products and services are sold throughout the world, through original equipment manufacturers, direct sales channels and indirect sales channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the geographic regions of the segment and does not use discrete financial information about asset allocation, expense allocation or profitability from the Company’s storage software products or services.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

User license fees(1):
United States	$159,205	$161,072	$323,456	$329,461
Europe(2)	69,406	52,167	128,390	112,403
Other(3)	32,351	28,637	63,680	59,723

Total user license fees	260,962	241,876	515,526	501,587

Services(1):
United States	108,598	94,649	207,379	181,391
Europe(2)	29,746	19,940	58,949	37,647
Other(3)	13,550	8,225	25,388	14,514

Total services	151,894	122,814	291,716	233,552

Total net revenue	$412,856	$364,690	$807,242	$735,139

	June 30,	December 31,
	2003	2002

Long-lived assets(4):
United States	$1,969,017	$1,429,261
Europe(2)	54,357	55,049
Other(3)	15,273	15,138

Total	$2,038,647	$1,499,448

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, such as deferred income taxes. Reconciliation to total assets reported (in thousands):

	June 30,	December 31,
	2003	2002

Total long-lived assets	$2,038,647	$1,499,448
Other assets, including current	2,783,325	2,700,185

Total consolidated assets	$4,821,972	$4,199,633

      For the three and six months ended June 30, 2003, Ingram Micro, Inc. a distributor that sells the Company’s products and services through resellers, accounted for 10% of the Company’s net revenue. No customer represented 10% or more of the Company’s net revenue for the three and six months ended June 30, 2002.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

User License Fees Information

      The Company derives its user license fees from the sale of its core technology products, including data protection and file system and volume management products and from its emerging technology products, including cluster and replication and storage area networking products. User license fees from core technology products were $228.4 million and $437.2 million for the three and six months ended June 30, 2003, respectively, and $212.6 million and $438.5 million for the three and six months ended June 30, 2002, respectively. User license fees from emerging technology products were $32.6 million and $78.3 million for the three and six months ended June 30, 2003, respectively, and $29.3 million and $63.1 million for the three and six months ended June 30, 2002, respectively.

14.     Credit Facility

      During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.4 million USD). At June 30, 2003, no amount was outstanding. The short-term credit facility was renewed in March 2003 and is due to expire in March 2004. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate (“TIBOR”) plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, a wholly-owned subsidiary of the Company.

15.     Commitments and Contingencies

Facilities Lease Commitments

      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. The development and acquisition of the properties have been financed by a third party through a syndicate of financial institutions. The Company has accounted for these agreements as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. Commencing July 1, 2003, the Company will account for these agreements in accordance with FIN 46 which will require the Company to consolidate these entities into the consolidated financial statements (see Note 5).

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During 2001 and 2002, the Company amended its existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. The Company plans to develop the site in two phases. The first phase of the project, comprising 466,000 square feet and consisting of one completed building and two additional structures, was completed in the third quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. The Company has the option to purchase the property (land and first phase facilities) for the termination value of $194.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while the Company retains an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $180.5 million if the sales price is less than this amount, subject to certain provisions of the lease. In addition, the Company is entitled to any proceeds from a sale of the property in excess of the termination value. The Company began paying the lease payments in the third quarter of 2002 and occupied a portion of the new campus facilities in the second quarter of 2003. The Company is currently analyzing its development schedule for the second phase of the campus, and at this time no commitments have been made with respect to the start of construction.

      Lease payments under the Company’s three build-to-suit lease agreements are generally paid quarterly and are equal to the termination value of the outstanding lease obligations multiplied by the Company’s cost of funds, which is based on LIBOR using 30-day to 180-day LIBOR contracts and adjusted for the Company’s credit spread. In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Roseville, Minnesota and Mountain View, California lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three and six months ended June 30, 2003, the Company’s aggregate lease payments, including the payments on the interest rate swaps, were $4.1 million and $8.3 million, respectively. For the three and six months ended June 30, 2002, the payments were $4.2 million and $8.3 million, respectively.

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

      The agreements for the facilities described above require that the Company maintain specified financial covenants, all of which the Company was in compliance with as of June 30, 2003. The specified financial covenants as of June 30, 2003 require the Company to maintain a minimum rolling four quarter EBITDA of $400.0 million, a minimum ratio of cash and cash equivalents to current liabilities of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 3.0 to 1. For purposes of these financial covenants, EBITDA represents the Company’s net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges for acquisitions occurring within a four year period, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the financial institutions that financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

Acquired Technology

      On October 1, 2002, the Company acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.8 million as of June 30, 2003 and $5.0 million as of December 31, 2002 and is included in non-current accrued acquisition and restructuring costs.

Legal Proceedings

      In response to subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner, the Company continues to furnish information requested by the SEC, including information relating to the transactions it entered into with AOL in September 2000 and other transactions. The outcome of this investigation cannot be predicted at this time. The Company will continue its efforts to cooperate with the SEC’s investigation.

      After the Company announced in January 2003 that it would restate financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint was filed by the lead plaintiff on July 18, 2003. In addition, several complaints purporting to be derivative actions have been filed in California state court against some of the Company’s directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately the Company’s financial reporting. The state court complaints have also been consolidated. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on its business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of the Company’s business.

      On January 10, 2003, Raytheon Company sued the Company along with Brocade Communications Systems, Oracle Corporation, Overland Storage Inc., Qualstar Corp., QLogic Corporation, Ricoh Corporation and Spectra Logic Corporation in the United States District Court for the Eastern District of Texas. Raytheon is alleging infringement of US Patent No. 5,412,791, or ‘791 patent, entitled Mass Data Storage Library, and is seeking damages and an injunction against all defendants. The Company believes that it has numerous defenses and counterclaims to the claims of infringement asserted against it and it intends to defend itself vigorously. The Company filed an answer to Raytheon’s complaint on March 7, 2003, denying all material

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid and not infringed by the Company. A trial date is currently scheduled for June 2004.

      On October 23, 2001, Storage Computer Corporation initiated litigation against the Company in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging the Company infringes two of their US patents. The Company has denied all material allegations in the complaints, has filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and has alleged their infringement of one of the Company’s patents. Storage Computer Corporation is seeking damages of approximately $50.0 million, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. The Company believes that it has numerous defenses and counterclaims relative to the claims of infringement and the damages claims asserted against it and intends to vigorously defend this action. A trial date is currently scheduled for November 2003.

      The Company is also party to various other legal proceedings that have arisen in the ordinary course of business. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

      For each of the matters noted, the Company does not believe that it is probable that a liability has been incurred nor does it believe that the amount of any loss can be reasonably estimated. Accordingly, no liability has been accrued for these matters.

16.     Subsequent Events

      In August 2003, the Company issued $500.0 million of 0.25% convertible subordinated notes due August 1, 2013 (the “0.25% Notes”), for which the Company received net proceeds of approximately $488.0 million, to several initial purchasers in a private offering. The Company has also granted to the initial purchasers of the 0.25% Notes an option to purchase up to an additional $100.0 million principal amount of 0.25% Notes solely to cover over-allotments. This over-allotment option may be exercised by the initial purchasers at any time on or prior to August 28, 2003.

      The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.6 million each February 1 and August 1, beginning February 1, 2004. The 0.25% Notes are convertible, under the specified circumstances discussed below, into shares of the Company’s common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The specified circumstances under which the 0.25% Notes are convertible prior to maturity are: (1) during any quarterly conversion period (which periods begin on the eleventh trading day of each fiscal quarter and end on the eleventh trading day of the following fiscal quarter) prior to August 1, 2010, if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading day period ending on the first day of such conversion period exceeds 120% of the conversion price of the notes on that first day, (2) during the period beginning August 1, 2010 through the maturity date of the notes, if the closing sale price of the Company’s common stock is more than 120% of the then current conversion price, (3) during the five consecutive business day period following any five consecutive trading day period in which the average of the trading prices for the 0.25% Notes was less than 95% of the average of the sale price of the Company’s common stock multiplied by the then current conversion rate of the notes, (4) the Company’s corporate credit rating assigned by Standard & Poor’s falls below B- (and if Moody’s has assigned a corporate credit rating to the Company and such rating is lower than B3) or if both such ratings are withdrawn, (5) the Company calls

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the notes for redemption or (6) upon the occurrence of corporate transactions specified in the indenture governing the notes. Upon any conversion of notes by a holder, the Company shall have the option to satisfy its conversion obligation in shares of its common stock, in cash or a combination thereof. It is the intention of the Company to satisfy the principal portion of the obligation in cash and the remainder, if any, in shares of its common stock. On or after August 5, 2006, the Company has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving the Company, holders of the 0.25% Notes may require the Company to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon a fundamental change, the Company will have the option to pay the repurchase price in cash, shares of common stock or a combination thereof.

      In July 2003, the Company’s board of directors authorized a program to repurchase the Company’s common stock in an amount of up to $300.0 million plus the market value at the time of repurchase of any shares issued upon conversion of the 1.856% convertible subordinated notes due 2006 (“1.856% Notes”), which the Company has called for redemption. If all holders of the 1.856% Notes elect to convert their notes into common stock, they would receive in the aggregate approximately 13.0 million shares of the Company’s common stock. On August 1, 2003, the Company repurchased 4.2 million shares of its common stock for an aggregate purchase price of approximately $129.0 million. The Company expects to purchase additional shares of common stock under the program from time to time on the open market or in privately negotiated transactions.

      In July 2003, the Company announced that it will be redeeming on August 18, 2003 all of its outstanding 5.25% convertible subordinated notes due 2004 (“5.25% Notes”), and all of its outstanding 1.856% Notes. On August 18, 2003, the aggregate redemption price of the 5.25% Notes will be approximately $64.0 million and the aggregate redemption price of the 1.856% Notes will be approximately $407.0 million. The conversion price of the 5.25% Notes is $9.56 per share. The effective conversion price of the 1.856% Notes on August 18, 2003 will be approximately $31.35 per share. If the market price of the Company’s common stock is higher than the conversion prices of the 5.25% Notes or the 1.856% Notes on the redemption date, some or all holders of the 5.25% Notes and 1.856% Notes may elect to convert their notes into common stock in lieu of redeeming for cash. If the 1.856% Notes are redeemed for cash, the Company will record a loss on extinguishment of debt of approximately $4.9 million in the third quarter of 2003 related to the unamortized portion of debt issuance costs. This charge would be classified as a non-operating expense in the Company’s statement of operations.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Overview

      VERITAS is a leading independent supplier of storage software products and services. Storage software includes storage management, data protection and high availability software. With our recent acquisition of Precise Software Solutions Ltd., we also offer application performance management software. We develop and sell products for most popular operating systems, including various versions of Windows, UNIX and Linux. We also develop and sell products that support a wide variety of servers, storage devices, databases, applications and network solutions. Our customers include many leading global corporations and small and medium enterprises around the world operating in a wide variety of industries. We also provide a full range of services to assist our customers in assessing, architecting and implementing their storage software solutions.

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

International Sales and Operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, a majority of which is collectible in foreign currencies, accounted for approximately 35% of our total revenue for the three months ended June 30, 2003 and 30% of our total revenue for the three months ended June 30, 2002. Our international revenue accounted for approximately 34% of our total revenue for the six months ended June 30, 2003 and 31% of our total revenue for the six months ended June 30, 2002. Our international revenue increased 33% to $145.1 million for the three months ended June 30, 2003 from

$109.0 million for the three months ended June 30, 2002. Our international revenue increased 23% to $276.4 million for the six months ended June 30, 2003 from $224.3 million for the six months ended June 30, 2002. For the three months ending September 30, 2003, we expect to experience a seasonal reduction in business activity in Europe which is typical during the summer months. Over the long-term, we expect that our international revenue will increase relative to total revenue as a result of the lower penetration of our products existing in these markets and our increasing focus on developing international revenue opportunities.

      We believe that our success depends upon continued expansion of our international operations. We currently have sales and service offices and resellers located in North America, Europe, Asia-Pacific, South America, Africa and the Middle East, and research and development centers in India and Israel. International expansion will require us to establish additional foreign offices, hire additional personnel and recruit new international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that we are unable to meet these additional requirements, growth in international sales will be limited, which would have an adverse effect on our business, operating results and financial condition.

Business Combinations

Precise Software Solutions Ltd.

      On June 30, 2003, we acquired all of the outstanding common stock of Precise Software Solutions Ltd., or Precise, a provider of application performance management products. We acquired Precise in order to expand our product and service offerings across storage, databases and application management. The Precise acquisition was accounted for using the purchase method of accounting for total purchase consideration of $701.0 million, which included 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash of which $333.3 was paid on June 30, 2003 and $64.5 million was paid in July 2003 and has been recorded as merger consideration payable in the balance sheet, $79.5 million relating to the assumption of Precise options exercisable for 4.4 million shares of our common stock and $13.1 million of acquisition-related costs. The fair value of stock options assumed is net of $14.5 million which represents the portion of the intrinsic value of Precise’s unvested options applicable to the remaining vesting period. Upon the assumption of the outstanding Precise options, each Precise option became exercisable for 0.6741 shares of our common stock. Our balance sheet as of June 30, 2003 includes balances as a result of our acquisition of Precise. The results of operations of Precise will be included in our consolidated statements of operations beginning July 1, 2003.

      Under the purchase method of accounting, the total estimated purchase price was allocated to Precise’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of the completion of the acquisition. Based upon an independent valuation, the following represents the preliminary allocation of the aggregate purchase price to the acquired net assets of Precise (in thousands):

Cash, cash equivalents and short-term investments	$149,627
Other current assets	11,527
Long-term assets	8,629
Current liabilities	(29,103)
Goodwill	493,220
Developed technology	26,600
Customer contracts	15,200
Patented technology	11,600
Other intangible assets	7,500
Unearned stock-based compensation	14,475
In-process research and development	15,300
Net deferred and other income taxes payable	(23,592)

Total	$700,983

      We do not expect future adjustments to the purchase price allocation to be material. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is not amortized which is consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. Developed technology, customer contracts and patented technology are being amortized over their estimated useful lives of four years and other intangible assets are being amortized over their estimated useful lives of one to four years. The weighted average amortization period for all purchased intangible assets is 3.7 years.

      In connection with the acquisition of Precise, we allocated approximately $15.3 million of the purchase price to in-process technology that has not yet reached technological feasibility and has no alternative future use. This amount has been expensed as a non-recurring, non-tax deductible charge in our statements of operations for the three and six months ended June 30, 2003.

      Acquisition-related costs of $13.1 million consist of $9.2 million associated with legal and other professional fees, $3.3 million for terminating and satisfying existing lease commitments and $0.6 million for severance-related costs. Total cash outlays for acquisition-related costs were approximately $2.0 million for legal and other professional fees and no amounts for leases or severance through June 30, 2003.

Jareva Technologies, Inc.

      On January 27, 2003, we acquired all of the outstanding capital stock of Jareva Technologies, Inc., or Jareva, a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. We acquired Jareva to integrate its technology into our software products to enable our customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase accounting method for total purchase consideration of $63.3 million, which included $58.7 million of cash, $1.4 million relating to the assumption of options exercisable for 426,766 shares of our common stock and $3.2 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $43.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, in-process research and development of $4.1 million, net deferred tax liabilities of $4.3 million, deferred stock-based compensation of $5.4 million and net tangible assets of $3.8 million. For the three and six months ended June 30, 2003, we recorded amortization of developed technology of $0.5 million and $0.8 million, respectively, amortization of other intangibles of $0.3 million and $0.5 million, respectively, and, included in research and development expense, stock-based compensation expense of $0.7 million and $1.1 million, respectively. The acquired in-process research and development of $4.1 million was written off and the related charge is included in income from operations for the six months ended June 30, 2003. Acquisition-related costs consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $0.7 million through June 30, 2003.

NSMG

      On May 28, 1999, we acquired the Network Storage Management Group business of Seagate Software, Inc., or NSMG. We incurred acquisition-related costs of $43.4 million. In addition, as a result of the NSMG acquisition, we recorded a restructure charge of $11.0 million in 1999 related to exit costs associated with duplicative facilities that we planned to vacate. In the fourth quarter of 2002, we recorded an additional reserve of $4.2 million due to a decline in real estate market conditions that resulted in higher actual exit costs than estimated associated with these duplicative facilities. As of December 31, 2002, we had a remaining accrual of $10.5 million for duplicative facility related costs and for the three and six months ended June 30, 2003, cash outlays for these costs were $0.9 million and $1.8 million, respectively and the impact of exchange rates was $(0.5) million and $(0.3) million, respectively. The impact of exchange rates for the first half of 2003 is the result of transferring the acquisition and acquisition-related restructuring charge accrual to a foreign subsidiary. The remaining acquisition and acquisition-related restructuring charge accrual as of June 30, 2003 of $9.0 million is anticipated to be utilized for servicing operating lease payments or negotiated buyouts of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

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

      We issued approximately 109.4 million shares of our common stock to the Seagate stockholders in exchange for approximately 128.1 million shares of our common stock and certain non-operating assets and liabilities held by Seagate. The transaction resulted in a decrease of approximately 18.7 million shares of our outstanding common stock. At the closing of the transaction we recorded the non-operating assets and liabilities assumed from Seagate at their fair values. In addition, we accrued $40.0 million of direct transaction costs, of which less than $0.1 million remain in accrued acquisition and restructuring costs as of June 30, 2003. We anticipate that the remaining acquisition-related costs will be utilized in the third quarter of 2003.

      For the three and six months ended June 30, 2003 and 2002, the Seagate transaction had no significant impact on our net income.

      As a result of the decrease of approximately 18.7 million shares of our common stock outstanding on the number of shares used in computing our net income per share, the transaction resulted in incremental net income per diluted share of $0.01 for the six months ended June 30, 2003. The transaction did not affect net income per diluted share for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2002.

      As of June 30, 2003 and December 31, 2002, the transaction affected our consolidated balance sheet, as follows:

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	income taxes payable included an additional $21.3 million; and

•	deferred and other income taxes included an additional $113.1 million.

      As of June 30, 2003 and December 31, 2002, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and related to certain tax liabilities that we expect to pay. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlements of these audits and the amounts reimbursed by SAC are different from the amounts recorded, the difference will be recorded as a component of income tax expense or benefit and may significantly affect our effective tax rate for the period in which the settlements take place.

Facility Restructure Reserve

      In the fourth quarter of 2002, our board of directors approved a facility restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. The facility restructuring plan was adopted to address overcapacity in our facilities as a result of lower than planned headcount growth in these metropolitan areas. In connection with this facility restructuring plan, we recorded a restructuring charge to operating expenses of $98.2 million in the fourth quarter of 2002. This restructuring charge is comprised of $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs, and $11.3 million for asset write-offs. Total net cash outlays under this restructuring plan are expected to be approximately $86.9 million.

      Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2021, or over a shorter period as we may negotiate with our lessors. We expect that the majority of costs will be paid by the year ending December 31, 2008.

      During the fourth quarter of 2002, we began vacating excess facilities and expect to vacate all excess facilities associated with this restructuring by December 31, 2003. We anticipate realizing savings beginning during the third quarter of 2003. We are in the process of seeking suitable subtenants for these facilities. Our estimates of the facility restructure charge may vary significantly, depending in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the facility restructure reserve will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the facilities restructure reserve relates to international locations, the reserve will be affected by exchange rate fluctuations.

      The components of the restructuring reserve and movements within these components through June 30, 2003 were as follows (in millions):

	Net Rent	Asset
	Commitments	Write-Offs	Total

Provision accrued	$86.9	$11.3	$98.2
Cash payments	(0.2)	—	(0.2)
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002	87.3	11.4	98.7
Cash payments	(2.7)	—	(2.7)
Adjustment	0.8	(0.8)	—
Impact of exchange rates	(0.4)	(0.1)	(0.5)

Balance at March 31, 2003	85.0	10.5	95.5
Cash payments	(2.3)	—	(2.3)
Asset write-offs	—	(3.6)	(3.6)
Impact of exchange rates	1.5	0.3	1.8

Balance at June 30, 2003	$84.2	$7.2	$91.4

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

These policies and our procedures related to these policies are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. In addition, please refer to the notes to the consolidated financial statements in our most recent annual report on Form 10-K for further discussion of our accounting policies.

Revenue Recognition

      We derive revenue from primarily two sources: software licenses and services. Service revenue includes contracts for software maintenance and technical support, consulting and training services.

      We apply the provisions of Statement of Position, or SOP, 97-2, Software Revenue Recognition (as amended by SOP 98-4 and SOP 98-9) and related interpretations to all transactions to recognize revenue.

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

      Additionally, we generally recognize revenue from licensing of software products through our indirect sales channel when the reseller, value added reseller, hardware distributor, application software vendor or system integrator sells the software products to its customers. For licensing of our software to original equipment manufacturers, royalty revenue is recognized when the original equipment manufacturer reports to us the sale of software to an end user customer. In addition to license royalties, some original equipment manufacturers pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end user. We recognize revenue from original equipment manufacturer support royalties and fees ratably over the term of the support agreement.

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

      Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. These estimates include facility exit costs, such as lease termination costs, and timing and market conditions of sublease income and related sublease expense costs, such as brokerage fees.

      We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. These factors include, but are not limited to, our ability to enter into sublease or lease termination agreements and market data about lease rates, timing and term of potential subleases and costs associated with terminating certain leases on vacated facilities.

      Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements upon terms as favorable as those assumed under our restructuring plan. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods. For example, if actual proceeds from sublease agreements were to differ from our estimate of proceeds from sublease agreements included in our facility restructuring plan by 10%, the facility restructuring charge recorded in operating expenses during the fourth quarter of 2002 would have been different by approximately $6.0 million.

     Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of June 30, 2003, we determined the valuation allowance to be $103.1 million, which includes $22.9 million related to the acquisition of Precise, based upon uncertainties related to our ability to recover certain deferred tax assets. The valuation allowance related to Precise deferred tax assets will be credited to goodwill when realized. These deferred tax assets are in specific geographical or jurisdictional locations or are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period.

      Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it will have a material impact on our financial statements.

Results of Operations

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

User license fees	$261.0	$241.9	8%	$515.5	$501.6	3%
Services	151.9	122.8	24%	291.7	233.5	25%

Total net revenue	$412.9	$364.7	13%	$807.2	$735.1	10%

      Total net revenue increased 13% for the three months ended June 30, 2003 over the same period in 2002 and 10% for the six months ended June 30, 2003 over the same period in 2002. The benefit from currency rate changes accounted for approximately 3% of the change in net revenue for the three and six months ended June 30, 2003 over the same periods in 2002. The remainder of the increase is primarily due to the continued growth of our services revenue, increased penetration of international markets and the benefit of new product offerings. We believe that total net revenue will increase in the second half of 2003 due to these factors and due to our recent acquisition of Precise.

User License Fees

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

User license fees	$261.0	$241.9	8%	$515.5	$501.6	3%
As a percentage of net revenue	63%	66%		64%	68%

      We derive user license fees from the sale of our core technology products, including data protection and file system and volume management products, and from our emerging technology products, including cluster and replication, storage area networking and network attached storage products. Revenue from core technology products comprises the majority of user license fees and was 88% of total user license fees for the three months ended June 30, 2003 and 2002 and 85% and 87% for the six months ended June 30, 2003 and 2002.

      The increase in user license fees in the second quarter of 2003 over the same period in 2002 reflects increases in revenue from both core and emerging technology products. The increase in user license fees in the first half of 2003 over the same period in 2002 primarily reflects an increase in revenue from emerging technologies, which was the result of increased market penetration of our emerging technology products, particularly our clustering and replication products.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

User license fees:
Core technologies	$228.4	$212.6	7%	$437.2	$438.5	—
Emerging technologies	32.6	29.3	11%	78.3	63.1	24%

Total user license fees	$261.0	$241.9	8%	$515.5	$501.6	3%

As a percentage of user license fees:
Core technologies	88%	88%		85%	87%
Emerging technologies	12%	12%		15%	13%

Total percentage of user license fees	100%	100%		100%	100%

      The increase in user license fees from core technologies in the second quarter of 2003 over the same period in 2002 is due to the increased revenue from both our data protection products and file system and volume management products. Revenue from core technologies in the first half of 2003 was relatively consistent with the same period in 2002.

      Our user license fees from original equipment manufacturers decreased 9% in the second quarter of 2003 to $33.9 million from $37.4 million during the second quarter of 2002 and decreased 13% to $68.9 million for the six months ended June 30, 2003 from $79.3 million for the six months ended June 30, 2002. The user license fees from original equipment manufacturers accounted for 13% of user license fees in the second quarter of 2003 and 16% of user license fees in the second quarter of 2002 and accounted for 13% for the six months ended June 30, 2003 and 16% for the six months ended June 30, 2002. The decrease in 2003 compared to 2002 reflects reduced hardware sales by original equipment manufacturers as their customers reduced technology spending in the weaker economic environment. We expect revenue from original equipment manufacturers to continue decreasing as a percentage of our total revenue as a result of increased offerings of competitive software products by original equipment manufacturers as well as the trend toward less bundling of storage software with storage hardware.

     Service Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Service revenue	$151.9	$122.8	24%	$291.7	$233.5	25%
As a percentage of net revenue	37%	34%		36%	32%

      We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The increase in service revenue in the second quarter and first half of 2003 over the same periods in 2002 was due primarily to renewal of service and support contracts on existing licenses, growth in international service revenue and, to a lesser extent, an increase in demand for consulting and training services. We expect our service revenue to increase in absolute dollars primarily as a result of our continued focus on increasing renewals of maintenance and technical support contracts on existing licenses and an increasing demand for our consulting and training services.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Cost of revenue	$72.6	$70.5	3%	$146.6	$137.8	6%
As a percentage of net revenue	18%	19%		18%	19%

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

Cost of User License Fees (including amortization of developed technology)

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Cost of user license fees:
User license fees	$11.7	$8.8	33%	$23.1	$18.0	28%
Amortization of developed technology	10.6	16.9	(37)%	25.3	33.8	(25)%

Total cost of user license fees	$22.3	$25.7	(13)%	$48.4	$51.8	(7)%

Gross margin:
User license fees including amortization of developed technology	91%	89%		91%	90%

      Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. Amortization of developed technology is related primarily to the acquisition of NSMG and other acquisitions completed during 1999 and the first quarter of 2003. Amortization of developed technology decreased in the second quarter and first half of 2003 over the same periods in 2002 primarily due to the fact that all intangibles related to the NSMG acquisition were fully amortized in May 2003. In addition, during the fourth quarter of 2002, we sold some of our technology and wrote-off the related net book value of developed technology which impacted the decrease in the first half of 2003 over 2002. If we excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 96% for each of the three and six months ended June 30, 2003 and 2002. The gross margin on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross margins on user license fees to remain relatively constant in the second half of 2003.

Cost of Service Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Cost of service revenue	$50.3	$44.9	12%	$98.1	$86.0	14%
Gross margin	67%	63%		66%	63%

      Cost of service revenue consists primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. The gross margin improvement in the second quarter and first half of 2003 over the same periods in 2002 was the result of our increased productivity and higher service revenue growth due to support fees from a larger installed customer base. We expect gross margin on service revenue to remain stable or increase slightly as a result of reductions in labor costs associated with technical support services by increasing our use of lower cost personnel located in our facilities in India.

Amortization of Developed Technology

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Amortization of developed technology	$10.6	$16.9	(37)%	$25.3	$33.8	(25)%
As a percentage of net revenue	3%	5%		3%	5%

      Amortization of developed technology is related primarily to the acquisition of NSMG and other acquisitions completed during 1999 and the first quarter of 2003. Amortization of developed technology decreased in the second quarter and first half of 2003 over the same periods in 2002 primarily due to the fact that all intangibles related to the NSMG acquisition were fully amortized in May 2003. In addition, during the fourth quarter of 2002, we sold some of our technology and wrote-off the related net book value of developed technology which impacted the decrease in the first half of 2003 over 2002. We expect amortization of developed technology to decline in the third quarter of 2003 to approximately $4.3 million per quarter, including the amortization related to the January 2003 acquisition of Jareva and the June 2003 acquisition of Precise.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Operating expenses	$262.1	$247.1	6%	$516.0	$490.3	5%
As a percentage of net revenue	63%	68%		64%	67%

      The increase in total operating expenses in the second quarter and first half of 2003 over the same periods in 2002 is due in part to currency rate changes which accounted for approximately 3% of the change. The remainder of the increase was primarily the result of increases in research and development and general and administrative expenses and the write-off of in-process research and development related to the acquisitions of Precise and Jareva in the second quarter and first quarter of 2003, respectively, partially offset by a decrease in selling and marketing expenses and amortization of other intangibles. During the third quarter of 2003, we expect our operating margin to increase compared to the second quarter of 2003 due to the expected increase in net revenue, the absence in the third quarter of the charge to write off in-process research and development of Precise, the expected decrease in amortization of developed technology and other intangibles as a result of fully amortized intangibles and our continued effort to contain costs while investing for future growth, partially offset by an increase in operating expenses as a result of our acquisition of Precise. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, amortization of other intangibles and in-process research and development expense.

Selling and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Selling and marketing	$123.1	$126.7	(3)%	$245.2	$253.7	(3)%
As a percentage of net revenue	30%	35%		30%	35%

      Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The decrease in selling and marketing expense in the second quarter and first half of 2003 over the same periods in 2002 is primarily the result of a decrease in staffing levels, leading to a reduction in other employee costs, primarily outside recruiting and employee events, and travel and entertainment expenses. The decrease in 2003 also reflects our efforts to contain costs and control discretionary spending. For the second half of 2003, we expect selling and marketing expenses to increase in absolute dollars as a result of our recent acquisition of Precise and investments in international sales and marketing efforts, partially offset by recent reductions in staffing levels in the United States.

Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Research and development	$72.6	$67.7	7%	$144.0	$132.9	8%
As a percentage of net revenue	18%	19%		18%	18%

      Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees, stock-based compensation expense and other engineering related costs. The increase in research and development expense in the second quarter and first half of 2003 over the same periods in 2002 is primarily the result of an increase in compensation and benefits and, to a lesser extent, costs associated with outside services, primarily for intellectual property protection. The increase in compensation and benefits for the three and six months ended June 30, 2003 also reflects additional headcount from the acquisition of Jareva in January 2003, stock-based compensation expense of $0.7 million and $1.1 million, respectively, resulting from the acquisition of Jareva and a general increase in compensation levels for research and development personnel. We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars as a result of our recent acquisition of Precise, partially offset by an increased use of research and development personnel in India, where labor costs are lower.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

General and administrative	$38.9	$34.6	12%	$77.1	$67.7	14%
As a percentage of net revenue	9%	9%		10%	9%

      General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The increase in general and administrative expense in the second quarter and first half of 2003 over the same periods in 2002 is primarily the result of an increase in staffing levels, expenses associated with outside services, primarily legal and consulting, and increases in facility costs related to new facilities in Milpitas, California and Reading, UK in the first quarter of 2003. We expect general and administrative expenses as a percentage of total net revenue to remain relatively stable for the remainder of 2003 but to increase in absolute dollars as a result of our recent acquisition of Precise.

Amortization of Other Intangibles

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Amortization of other intangibles	$12.3	$18.0	(32)%	$30.4	$36.0	(16)%
As a percentage of net revenue	3%	5%		4%	5%

      Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles recorded upon the acquisitions completed during 1999 and the first quarter of 2003. The estimated useful life of our other intangibles is six months to five years, with the majority of intangibles being amortized over two to four years. Other intangibles related to the 1999 acquisitions were fully amortized in May 2003. We expect amortization of other intangibles to decline in the third quarter of 2003 to approximately $2.5 million per quarter because we will realize the full impact of fully amortized intangibles, partially offset by the impact of the January 2003 acquisition of Jareva and June 2003 acquisition of Precise.

In-Process Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Write-off of in-process research and development	$15.3	$—	100%	$19.4	$—	100%
As a percentage of net revenue	4%	—		2%	—

      In connection with the acquisition of Precise in June 2003, we allocated $15.3 million of the purchase price to in-process technology that has not yet reached technological feasibility and has no alternative future use. In order to value purchased in-process research and development, or IPR&D, research projects in areas for which technological feasibility had not been established were identified. The value of these projects was determined by estimating the expected cash flows from the projects once commercially viable and discounting the net cash flows back to their present value, using adjusted discount rates based on the percentage of completion of the in-process projects.

      Net Cash Flows. The net cash flows expected from the identified projects are based on the appraiser’s estimates of revenues, royalty savings, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. Revenue estimates are based on the assumptions mentioned below. The research and development costs included in the estimates reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

      The estimated revenues are based on our projection of each in-process project and the business projections were compared and found to be consistent with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending December 31, 2005 and decline from 2006 into 2007 as other new products are expected to become available.

      These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by Precise.

      Discount Rate. Discounting the expected net cash flows back to their present value is based on the industry weighted average cost of capital, or WACC. We believe the industry WACC is approximately 15%. The discount rate used to discount the expected net cash flows from IPR&D is 28%. The discount rate used is higher than the industry WACC due to inherent uncertainties surrounding the successful development of IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

      Percentage of Completion. The percentage of completion for in-process Precise technology was determined using costs incurred to date on each project as compared to the remaining research and development to be completed as well as major milestones to bring each project to technological feasibility. The percentage of completion for projects under development ranged from 40-65%.

      Upon the acquisition of Jareva in January 2003, we recorded a charge to IPR&D of $4.1 million. We obtained an outside valuation for this acquisition, and values were assigned to developed technology, IPR&D and other intangibles. The fair value of the IPR&D for the acquisition of Jareva was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the characteristics and applications of the technology; the complexity, cost and time to complete the remaining development efforts; any alternative future use or current technological feasibility; and the stage of completion. Two IPR&D projects were identified and valued at the time of our acquisition of Jareva. The projected future cash flows from the projects under development were based on our estimates of revenues and operating profits related to the projects. Revenues on the projects related to IPR&D were estimated to begin in 2003 through 2007, with the majority of the revenues occurring in 2006 and 2007. Costs to complete these two research and development projects were estimated at $1.3 million. At the date of acquisition, the development of the related products was estimated at 52%

complete, with an expected completion date of June 2003 for both projects. Both IPR&D projects were completed as of June 30, 2003. The risk-adjusted discount rate applied to after-tax cash flows was 38%, compared to an estimated weighted average cost of capital of 18%. We believe the amounts determined for IPR&D are representative of the fair value and do not exceed the amounts an independent third party would pay for the projects assumed.

      If the projects discussed above are not successfully developed, our sales and profitability may be adversely affected in future periods.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Interest and other income, net	$11.3	$13.7	(18)%	$19.7	$26.9	(27)%
As a percentage of net revenue	3%	4%		2%	4%

      The decrease in interest and other income in the second quarter and first half of 2003 compared to 2002 is primarily due to lower interest rates and the appreciation of the Euro against the U.S. Dollar experienced since the second quarter and first half of 2002, partially offset by the higher level of funds available for investment in 2003, which were generated primarily from the net cash provided by operating activities, and a $2.2 million gain on sale on one of our investments.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Interest expense	$7.8	$7.5	4%	$15.5	$15.4	1%
As a percentage of net revenue	2%	2%		2%	2%

      Interest expense consisted primarily of interest recorded under the 1.856% convertible subordinated notes due 2006 issued in August 1999 and the 5.25% convertible subordinated notes due 2004 issued in October 1997. We expect interest expense to increase by approximately $4.1 million per quarter in future periods as a result of the adoption of FASB Interpretation No. 46 on July 1, 2003 which requires us to consolidate the properties from the build-to-suit lease agreements and related debt in our financial statements. As a result, the payments on the debt will be recorded as interest expense. Previously, these payments were recorded as operating expenses. In addition, future interest expense will be impacted by the August 1, 2003 issuance of $500.0 million of 0.25% convertible subordinated notes due August 1, 2013 and the expected redemption or conversion of all of our outstanding 1.856% and 5.25% convertible subordinated notes on August 18, 2003. If the 1.856% notes are redeemed for cash, we will record a loss on extinguishment of debt of approximately $4.9 million in the third quarter of 2003 related to the unamortized portion of debt issuance costs. This charge would be classified as a non-operating expense in our statement of operations.

Loss on Strategic Investments

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Loss on strategic investments	$—	$14.8	(100)%	$3.5	$14.8	(76)%
As a percentage of net revenue	—	4%		—	2%

      With the decline in general economic conditions beginning in 2001, some of the companies in which we have invested have experienced extreme volatility and instability in their business and operating results. During the first quarter of 2003, we recognized impairment losses on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments. For the three months ended

June 30, 2003, we determined that there was no further impairment, other than temporary, on our strategic investments.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In millions, except percentages)	2003	2002	% Change	2003	2002	% Change

Income taxes	$32.8	$12.5	162%	$54.0	$33.2	63%
As a percentage of net revenue	8%	3%		7%	5%

      Our effective tax rates for the three months ended June 30, 2003 and 2002 were 40% and 32%, respectively, and 37% and 32%, respectively, for the six months ended June 30, 2003 and 2002. Our second quarter and first half effective tax rates for 2003 and 2002 differed from the federal statutory rate due primarily to differences attributable to acquisition-related charges, including in-process research and development, that were non-deductible for tax purposes and to foreign earnings which are taxed at rates different from the federal statutory rate.

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No., or FIN, 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for those paragraphs related to guidance in SFAS No. 133 implementation issues that have been cleared by the FASB and have been effective for fiscal quarters that began prior to June 15, 2003. Those paragraphs should continue to be applied in accordance with their respective effective dates. We do not expect the adoption of SFAS No. 149 to have a material effect on our financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The provisions of FIN 46 are to be applied as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003 and still existing on June 15, 2003. We currently have three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust that has no voting rights, no employees, no financing activity other than the lease with us, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. We have determined that the trusts under the leasing structures qualify as variable interest entities for purposes of FIN 46. Consequently, we are considered the primary beneficiary and will consolidate the trusts into our financial statements beginning July 1, 2003. As a result of consolidating these entities in the third quarter of 2003, we expect to report a cumulative effect of change in accounting principle in accordance with Accounting Principles Board Opinion, or APB, 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax. In addition, on July 1, 2003, we will record property and equipment, net of accumulated depreciation, equal to $369.1 million, long-term debt in the amount of $369.2 million and noncontrolling interest of $11.4 million on the balance sheet. Future depreciation expense related to these properties will be approximately $1.6 million per quarter and $4.1 million per quarter of rent expense previously classified as operating expense will be classified as interest expense in the statements of operations beginning July 1, 2003.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by us contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We do not have any guarantees or indemnification arrangements other than the indemnification clause in some of our software licenses, the guarantee on a credit facility discussed in Note 14 to our condensed consolidated financial statements and the guarantee on our three build-to-suit lease agreements for buildings in Mountain View, Roseville and Milpitas discussed in Note 15 to our condensed consolidated financial statements. We adopted FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force, or EITF, Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These costs include those related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 require that the liability for costs associated with an exit or disposal activity be recorded at fair value and that they be recognized when the liability is incurred rather than at the date of the commitment to an exit plan as prescribed under EITF Issue 94-3. SFAS No. 146 is applied prospectively for exit or disposal activities that are initiated after December 31, 2002 and accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF Issue 94-3. We adopted SFAS No. 146 effective January 1, 2003.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. We adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $2,371.0 million at June 30, 2003 and represented 79% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $2,241.3 million at December 31, 2002 and represented 77% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of commercial paper, medium-term notes, corporate notes, government agency securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

      Operating activities, excluding the effects of business acquisitions, provided cash of $324.9 million for the six months ended June 30, 2003, primarily due to net income of $91.3 million, adjusted for depreciation and amortization of $50.0 million, amortization of developed technology and other intangibles of $55.8 million, in-process research and development expense of $19.4 million, tax benefits from stock plans of $11.1 million, a decrease in accounts receivable of $44.9 million, an increase in income taxes payable of $50.4 million and an increase in deferred revenue of $26.1 million which were partially offset by deferred income taxes of $22.1 million and a decrease in accrued compensation and benefits of $11.0 million. Accounts receivable increased at June 30, 2003 compared to March 31, 2003 primarily because a greater portion of our sales for the three months ended March 31, 2003 occurred in the first two months. In contrast, sales occurred more evenly during the three months ended June 30, 2003 which is consistent with our historical, seasonal patterns for the second quarter. As a result, a higher amount of our transactions during the second quarter of 2003 was invoiced and unpaid in the third month of the quarter ended June 30, 2003 than the third month of the quarter ended March 31, 2003. Operating activities provided cash of $339.6 million for the six months ended June 30, 2002, primarily due to net income of $70.5 million, adjusted for depreciation and amortization of $52.0 million, amortization of developed technology and other intangibles of $69.8 million, tax benefits from stock plans of $19.6 million, loss on strategic investments of $14.8 million, a decrease in accounts receivable of $37.2 million, an increase in accounts payable of $14.2 million, an increase in income taxes payable of $34.6 million and an increase in deferred revenue of $36.6 million partially offset by deferred income taxes of $26.3 million and a decrease in accrued compensation and benefits of $7.7 million. We expect cash flows from operating activities to increase in the third quarter of 2003.

      Investing activities used cash of $145.1 million for the six months ended June 30, 2003, primarily due to the acquisitions of Precise and Jareva, net of cash acquired, for $333.8 million and purchases of property and equipment of $36.0 million, partially offset by net sales of short-term investments of $228.9 million. Investing activities used cash of $195.5 million for the six months ended June 30, 2002, primarily due to the net purchases of short-term investments of $135.1 million, purchases of property and equipment of $53.1 million and payment made for purchases of businesses and technologies of $7.3 million.

      Financing activities provided cash of $59.0 million and $63.6 million for the six months ended June 30, 2003 and 2002, respectively, as a result of the issuance of common stock under our employee stock plans.

      In August 2003, we received net proceeds of approximately $488.0 million from the issuance of 0.25% convertible subordinated notes due August 1, 2013, or 0.25% notes.

      In July 2003, we paid an additional cash amount of $64.5 million as part of the total purchase consideration for Precise.

      In July 2003, our board of directors authorized a program to repurchase our common stock in an amount of up to $300.0 million plus the market value at the time of repurchase of any shares we issue upon conversion of our 1.856% convertible subordinated notes due 2006, or 1.856% notes, which we have called for redemption. If all holders of the 1.856% notes elect to convert their notes into common stock, they would receive in the aggregate approximately 13.0 million shares of our common stock. On August 1, 2003, we repurchased 4.2 million shares of our common stock for an aggregate purchase price of approximately $129.0 million. We expect to purchase additional shares of common stock under the program from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, these purchases may be commenced or suspended from time to time without prior notice. The stock repurchase program is intended to reduce the dilution resulting from our acquisition of Precise, our employee stock plans and the potential conversion of our 1.856% notes.

      In July 2003, we announced that we will be redeeming on August 18, 2003 all of our outstanding 5.25% convertible subordinated notes due 2004, or 5.25% notes, and all of our outstanding 1.856% notes. On August 18, 2003, the aggregate redemption price of the 5.25% notes will be approximately $64.0 million and the aggregate redemption price of the 1.856% notes will be approximately $407.0 million. The conversion price of our 5.25% notes is $9.56 per share. The effective conversion price of our 1.856% notes on August 18, 2003 will be approximately $31.35 per share. Should the market price of our common stock be higher than the conversion prices of the 5.25% notes or the 1.856% notes on the redemption date, then some or all holders of the 5.25% notes and 1.856% notes may elect to convert their notes into common stock in lieu of redeeming for cash.

      We continue to evaluate alternative uses of our cash including, but not limited to, exercising our purchase option for the properties subject to the build-to-suit lease arrangements, repurchasing additional amounts of our common stock and strategic acquisitions, any of which could reduce the amount of available cash and cash equivalents.

Convertible Subordinated Notes

      In October 1997, we issued $100.0 million of 5.25% notes, for which we received net proceeds of $97.5 million. We and our wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes and are unconditionally, jointly and severally liable for all payments under the 5.25% notes. As of June 30, 2003, a total principal amount of $36.0 million had been converted into approximately 3.8 million shares of our common stock. Based on the aggregate principal amount of $64.0 million outstanding as of June 30, 2003, the 5.25% notes provide for semi-annual interest payments of $1.7 million each May 1 and November 1. The 5.25% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of 104.65 shares of common stock per $1,000 principal amount at maturity. The 5.25% notes are redeemable over a period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method. We called the 5.25% notes for redemption on August 18, 2003 on which date the aggregate redemption price of the 5.25% notes will be $64.0 million. If the holders elect to convert their notes into common stock, they would receive in the aggregate approximately 6.7 million shares of our common stock. Because our stock price as of August 12, 2003 is significantly higher than the conversion price of the 5.25% notes, we expect that the 5.25% notes will be converted into our common stock, although there can be no guarantee that this will happen.

      In August 1999, we and our wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% notes, for which we received net proceeds of approximately $334.1 million. The interest rate of 1.856%, together with the accrual of original issue discount, represent a yield to maturity of 6.5%. We, and VERITAS Operating Corporation are co-obligors on the 1.856% notes and are unconditionally, jointly and severally liable for all payments under the notes. As of June 30, 2003, a total principal amount of $1.1 million had been converted into approximately 29,400 shares of our common stock. Based on the aggregate principal amount at maturity of $464.7 million, the 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13. The 1.856% notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased. The 1.856% notes are redeemable over a period of time until maturity at our option at the issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the term of the 1.856% notes using the interest method. We called the 1.856% notes for redemption on August 18, 2003 on which date the aggregate redemption price of the 1.856% notes will be $407.0 million and the effective conversion price will be approximately $31.35 per share. If the holders elect to convert their notes into common stock, they would receive in the aggregate approximately 13.0 million shares of our common stock.

      In August 2003, we issued $500.0 million of 0.25% notes, for which we received net proceeds of approximately $488.0 million, to several initial purchasers in a private offering. We also granted to the initial purchasers of the 0.25% notes an option to purchase up to an additional $100.0 million principal amount of 0.25% notes solely to cover over-allotments. This over-allotment option may be exercised by the initial purchasers at any time on or prior to August 28, 2003.

      The 0.25% notes were issued at their face value and provide for semi-annual interest payments of $0.6 million each February 1 and August 1, beginning February 1, 2004. The 0.25% notes are convertible, under the specified circumstances discussed below, into shares of our common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The specified circumstances under which the 0.25% notes are convertible prior to maturity are: (1) during any quarterly conversion period (which periods begin on the eleventh trading day of each fiscal quarter and end on the eleventh trading day of the following fiscal quarter) prior to August 1, 2010, if the closing sale price of our common stock for at least 20 trading days in the 30 trading day period ending on the first day of such conversion period exceeds 120% of the conversion price of the notes on that first day, (2) during the period beginning August 1, 2010 through the maturity date of the notes, if the closing sale price of our common stock is more than 120% of the then current conversion price, (3) during the five consecutive business day period following any five consecutive trading day period in which the average of the trading prices for the 0.25% notes was less than 95% of the average of the sale price of our common stock multiplied by the then current conversion rate of the notes, (4) our corporate credit rating assigned by Standard & Poor’s falls below B-(and if Moody’s has assigned VERITAS a corporate credit rating and such rating is lower than B3) or if both such ratings are withdrawn, (5) we call the notes for redemption or (6) upon the occurrence of corporate transactions specified in the indenture governing the notes. Upon any conversion of notes by a holder, we shall have the option to satisfy our conversion obligation in shares of our common stock, in cash or a combination thereof. It is our intention to satisfy the principal portion of the obligation in cash and the remainder, if any, in shares of our common stock. On or after August 5, 2006, we have the option to redeem all or a portion of the 0.25% notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving VERITAS, holders of the 0.25% notes may require us to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon a fundamental change, we have the option to pay the repurchase price in cash, shares of common stock or a combination thereof.

      At June 30 2003, we had a ratio of long-term debt to total capitalization of approximately 12%. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

Commitments

Credit Facility

      During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.4 million USD). At June 30, 2003, no amount was outstanding. The short-term credit facility was renewed in March 2003 and is due to expire in March 2004. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate, or TIBOR, plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, one of our wholly-owned subsidiaries.

Facilities Lease Commitments

      In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and

Mountain View facilities in May and June 2001 respectively, and began occupying the Milpitas facility in April 2003. The development and acquisition of the properties have been financed by a third party through a syndicate of financial institutions. We have accounted for these agreements as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. Commencing July 1, 2003, we will account for these agreements in accordance with FIN 46 which will require us to consolidate these entities into the consolidated financial statements. Please see “New Accounting Pronouncements.”

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

      During 2001 and 2002, we amended our existing lease agreement, originally signed in 2000, for the lease of 65 acres of land and subsequent improvements for new research and development campus facilities in Milpitas, California. We plan to develop the site in two phases. The first phase of the project, comprising 466,000 square feet and consisting of one completed building and two additional structures, was completed in the third quarter of 2002. The facilities will provide space for research and development and general corporate functions. The lease term for the first phase is five years beginning in July 2000, with an option to extend the lease term for two successive periods of one year each, if agreed to by the financial institutions. We have the option to purchase the property (land and first phase facilities) for the termination value of $194.3 million or, at the end of the lease, to arrange for the sale of the property to a third party while we retain an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $180.5 million if the sales price is less than this amount, subject to the terms of the lease. In addition, we are entitled to any proceeds from a sale of the property in excess of the termination value. We began paying the lease payments in the third quarter of 2002 and occupied a portion of the new campus facilities in the second quarter of 2003. We are currently analyzing our development schedule for the second phase of the campus, and at this time no commitments have been made with respect to the start of construction.

      Lease payments under our three build-to-suit lease agreements are generally paid quarterly and are equal to the termination value of the outstanding lease obligations multiplied by our cost of funds, which is based on LIBOR using 30-day to 180-day LIBOR contracts and adjusted for our credit spread. In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Roseville, Minnesota and Mountain View, California lease agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three and six months ended June 30, 2003, our aggregate lease payments, including the payments on the interest rate swaps, were $4.1 million and $8.3 million, respectively. For the three and six months ended June 30, 2002, our aggregate lease payments, including payments on the interest rate swaps, were $4.2 million and $8.3 million, respectively. Our aggregate payment obligations under the three build-to-suit lease agreements for the third quarter of 2003 will be $4.1 million.

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

      The agreements for the facilities described above require that we maintain specified financial covenants, all of which we were in compliance with as of June 30, 2003. The specified financial covenants as of June 30, 2003 require us to maintain a minimum rolling four quarter EBITDA of $400.0 million, a minimum ratio of cash and cash equivalents to current liabilities of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 3.0 to 1. For purposes of these financial covenants, EBITDA represents our net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges for acquisitions occurring within a four year period, less software development expenses classified as capital expenditures. In order to secure the obligations under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions which financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

      We currently have operating leases for our facilities and rental equipment through 2023. In addition to our basic rent, we are responsible for all taxes, insurance and utilities related to the facilities. The table below shows our commitments related to our approximate minimum lease payments for our facilities and rental equipment as of June 30, 2003 (in millions):

Operating
Lease
Commitments

Six months ending December 31, 2003	$41.3
2004	71.7
2005	47.8
2006	34.3
2007	32.4
2008 and thereafter	169.9

Total commitments	$397.4

      The table above includes payments on our three build-to-suit lease agreements that are currently classified as operating expenses in our statements of operations. Upon adoption of FIN 46 on July 1, 2003, we are required to record the properties as property and equipment on our balance sheet with corresponding long-term debt and noncontrolling interest, and consequently rent expense in the amount of approximately $4.1 million per quarter previously recorded as operating expense will be recorded as interest expense in our statements of operations beginning July 1, 2003.

Acquired Technology Commitments

      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The balance outstanding of the note payable was $4.8 million as of June 30, 2003 and $5.0 million as of December 31, 2002 and is included in non-current accrued acquisition and restructuring costs.

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

Because we have historically derived over 80% of our license and service revenue from sales of our data protection, file system and volume management products, any decline in demand for these products could severely harm our ability to generate revenue.

      We derive a substantial majority of our revenue from a small number of software products, including data protection, file system and volume management products. For the three and six months ended June 30, 2003, we derived approximately 88% and 85%, respectively, of our user license fees from these core products, and a similar percentage of our service revenue from associated maintenance and technical support. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints or other factors. If our revenue derived from these software products were to decline significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, a decline in the demand for storage devices, storage software applications or storage capacity could result in a significant reduction in our revenue and adversely affect our business and operating results.

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

We face intense competition, and our competitors may gain market share in the markets for our products, which could adversely affect the growth of our business and cause our revenues to decline.

      We have many competitors in the markets for our products. If existing or new competitors gain market share in any of these markets, we may experience a decline in revenues, which could adversely affect our business and operating results. Our competitors include the internal development groups of original equipment manufacturers. These groups develop storage management software for the storage hardware products marketed by the original equipment manufacturer. We also face competition from software vendors that offer products that directly compete with our products or bundle their software products with storage software offered by another vendor.

      Many of our original equipment manufacturer customers offer software products that compete with our products or have announced their intention to focus on developing or acquiring their own storage software products. These original equipment manufacturers may choose to offer their own products rather than offer our products to their customers or limit our access to their hardware platforms. End-user customers may prefer to purchase software and hardware that is manufactured by the same company because of perceived advantages in price, technical support, compatibility or other issues. In addition, software vendors may choose to bundle their software, such as an operating system, with their own or other vendors’ storage software. They may also limit our access to standard product interfaces for their software and inhibit our ability to develop products for their platform.

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

      We have provided standards-setting organizations and various partners with access to our standard product interfaces through our VERITAS Enabled Program. If these standards-setting organizations or our partners do not accept our standard product interfaces for use with other products, or if our partners are able to use our standard product interfaces to improve their competitive position against us, then our business and operating results could be adversely affected.

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

      We derive a substantial portion of our revenue from customers located outside of the U.S. We have significant operations outside of the U.S., including engineering, sales, customer support and production operations, and we plan to expand our international operations. Our international operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade and employment restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	limitations on future growth or inability to maintain current levels of revenue from international sales if we do not invest sufficiently in our international operations;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing our international operations, including difficulties related to administering our stock option plan in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	competition from local suppliers;

•	costs and delays associated with developing software in multiple languages;

•	the possible reduced level of general business activity, particularly in the Asia-Pacific region, as a result of the SARS illness; and

•	political unrest, war or terrorism, particularly in areas in which we have facilities.

      In addition, we receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in both the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.

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

      Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. We have in the past and may from time to time in the future restructure parts of our organization in order to better align our organizational structure with our business model. Significant organizational restructurings can be difficult to accomplish and can adversely affect the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

If we are unable to attract and retain qualified employees and manage our employee base effectively, we may be unable to develop new and enhanced products, expand our business or increase our revenue.

      Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected. Conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our costs would be excessive and our business and operating results could be adversely affected. We may need to hire additional sales, technical and senior management personnel to support our business and to meet customer demand for our products and services. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. In addition, stock-based compensation, such as stock options, has historically been an important incentive for employees in the software industry. If we are unable to get stockholder approval for future increases in the number of shares of common stock authorized under our stock plans or if changes in accounting rules cause us to reduce the amount of stock-based compensation awarded to employees, then it may become more difficult for us to attract and retain employees. We cannot assure you that we will be successful in hiring or retaining qualified personnel, and if we are unable to do so, our ability to manage and operate our business could be adversely affected.

We incur considerable expenses to develop products for operating systems that are owned by others and who generally are not required to cooperate with us in our development efforts. This may cause us to incur higher expenses or fail to expand our product lines and revenues.

      Many of our products operate primarily on the UNIX and Windows computer operating systems. We have also redesigned, or ported, these products to operate on the Linux operating systems for both server-based and embedded solutions. We continue to develop new products for UNIX, Windows Server and Linux. We may not accomplish our development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. Our development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. If the market for a particular operating system does not develop as anticipated, or demand for our products and services in such market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

      In addition, for some operating systems, we must obtain from the owner of the operating system a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product line into other areas.

We derive a large amount of revenue from one of our distributors, the loss of which could cause our revenues to decline.

      We derive significant revenue from Ingram Micro, Inc., a distributor that sells our products and services through resellers. For the three and six months ended June 30, 2003, Ingram Micro accounted for 10% of our net revenue. If this distributor were to reduce purchases of our products or services, our revenues would decline unless we were able to substantially increase sales through other distributors or direct sales to customers. Our contract with Ingram Micro does not require them to purchase any specified number of software licenses from us. Accordingly, we cannot be sure that Ingram Micro will continue to market and sell our products at current levels.

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

      As part of our business strategy, we have in the past acquired and expect in the future to acquire other businesses, business units and technologies. We recently acquired Precise Software Solutions Ltd. and Jareva Technologies, Inc. Our acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our business;

•	integration of acquired business operations and employees into our existing business, including coordination of geographically dispersed operations, which in the past has taken longer and was more complex than initially expected for some acquired companies;

•	incorporation of acquired products and business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

•	loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	assumption of liabilities of the acquired business, including costly litigation related to alleged liabilities of the acquired business;

•	presentation of a unified corporate image to our customers and our employees; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

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

      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings. In particular, we are subject to a number of tax rulings from the country of Israel related to the activities of Precise. Failure to comply with the terms and conditions of such rulings could significantly impact our effective tax rate. We do not have a history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. Our effective tax rate is also influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods. In addition, in November 2000, we acquired Seagate Technology, which has certain federal and state tax returns for various fiscal years under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlements of these audits and the amounts reimbursed by SAC, as required by the Seagate acquisition agreement, are different from the amounts recorded, the difference will be recorded as a component of income tax expense or benefit and may significantly affect our effective tax rate for the period in which the settlements take place.

We incur or may incur significant accounting charges that, individually or in the aggregate, could reduce earnings and create net losses under generally accepted accounting principles.

      We incur or may incur significant accounting charges that, individually or in aggregate, could create losses under generally accepted accounting principles in future periods. Examples of these charges are:

•	Amortization of Developed Technology and Other Intangibles. We incur significant charges related to the amortization of developed technology and other intangibles. For the quarter ended June 30, 2003, we incurred a charge of approximately $22.8 million relating to amortization of developed technology and other intangibles and expect this charge to be approximately $6.8 million for the quarter ending September 30, 2003, including the impact of our recent acquisition of Precise. The quarterly amortization charge could increase as a result of future business combinations or impairment of our other intangibles. While we do not expect to record other intangibles impairment charges, we cannot be sure that we will not have to record impairment in the future. As of June 30, 2003, the total net carrying amount of our other intangible assets was $88.8 million;

•	Impairment of Goodwill. We do not amortize goodwill related to business combinations, but instead we test it for impairment at least annually. While we do not expect to record goodwill impairment charges, we cannot be sure that we will not have to record impairment in the future. As of June 30, 2003, the total net carrying amount of our goodwill was $1,733.1 million;

•	Loss on Strategic Investments. In the third quarter of 2001, the second quarter of 2002 and the first quarter of 2003, we recorded losses on strategic investments. Future losses will depend on the results of our quarterly reviews to determine if there has been a decline in the fair value of our strategic investments that is other than temporary. As of June 30, 2003, the total carrying amount of our strategic investments was $5.4 million;

•	Stock-based Compensation. Because the exercise price of options granted under our stock plans are generally equal to the market value of our common stock on the date of grant, we generally recognize no compensation cost for grants under our stock option plans. The FASB has voted to require companies to record a charge to earnings for employee stock option grants, but the methodology for valuing stock options and the timing for issuance of final rules have not been finalized. Any change in practice regarding accounting for stock options could result in significant accounting charges; and

•	Restructuring Charges. We regularly perform evaluations of our operations and activities. Any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Restructuring charges could also result from future business combinations. As a result of an evaluation of our facilities requirements, our board of directors approved in the fourth quarter of 2002 a restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. In connection with this restructuring plan, we recorded a restructuring charge of approximately $98.2 million during the fourth quarter of 2002. As of June 30, 2003, the total carrying amount of our facility restructure reserve was $91.4 million.

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

      We have called for redemption on August 18, 2003 all of our outstanding 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. The aggregate redemption price of the 5.25% notes will be approximately $64.0 million and the aggregate redemption price of the 1.856% notes will be approximately $407.0 million. In addition, in August 2003, we issued $500.0 million of 0.25% convertible subordinated notes due August 1, 2013. The 0.25% notes were issued at face value and bear interest at the rate of 0.25% per annum which is payable on February 1 and August 1 of each year, beginning February 1, 2004. The 0.25% notes will mature on August 1, 2013, and on August 1, 2006 and August 1, 2008, holders of the 0.25% notes may require us to repurchase all or a portion of their notes at 100% of their principal amount plus accrued and unpaid interest to, but not including, the repurchase date. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures or is redeemed, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay interest or principal on our debts as they come due, we could be in default of those debts. For example, if we do not make timely payments, the notes could be declared immediately due and payable, in which event we would be required to immediately repay the notes in their entirety. A default under the notes could result in a reduction of our credit rating and make it more difficult for us to raise capital and adversely affect the trading price of our common stock. In addition, repayment of the notes upon a default would significantly reduce the amount of cash, cash equivalents and short-term investments available for funding our research and development efforts, geographic expansion and strategic acquisitions in the future. Our outstanding debt could also increase our vulnerability to adverse economic and industry conditions by making it more difficult for us to raise capital if needed.

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our revenues could be harmed.

      We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the proprietary information controls and procedures in place that we need to protect our proprietary information adequately. In addition, because we license the source code for some of our products to third parties, there is a higher likelihood of misappropriation or other misuse of our intellectual property. We also license some of our products under shrink wrap license agreements that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain or use information that we regard as proprietary.

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

      We have announced our intention to discontinue reporting non-GAAP financial measures (sometimes called “pro forma” reporting) beginning with our earnings announcement for the quarter ending September 30, 2003. Historically, we reported our financial results using both GAAP financial measures and non-GAAP financial measures, which typically excluded the impact of purchase accounting adjustments and the impact of other special items on our operating results. It is possible that, as we transition away from pro forma reporting, investors may be confused about our operating results, particularly with regard to comparisons to our operating results for prior periods. If this occurs, the market price of our common stock could decline.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at June 30, 2003 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of June 30, 2003 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of June 30, 2003, all forward contracts mature in 35 days or less (in thousands):

				Fair Market
				Value at
	Local Currency			June 30, 2003
	Contract Amount	Contract Amount		(US$)

Contracts to Buy US $
British pound	2,602.0 GBP	4,320.3 US	D	7.1
Euro	26,200.0 EUR	29,919.0 US	D	(196.0)
Indian rupee	352,730.0 INR	7,593.8 US	D	16.4
Mexican peso	4,900.0 MXN	467.3 US	D	1.8
Contracts to Sell US $
Brazilian real	6,645.0 BRL	2,229.9 US	D	(94.1)
Canadian dollar	9,000.0 CAD	6,662.1 US	D	21.5
Contracts to Buy Euro €
Australian dollar	4,586.0 AUD	2,661.8 EU	R	17.3
Malaysian ringgit	2,112.0 MYR	507.1 EU	R	(28.0)
South African rand	1,915.0 ZAR	218.2 EU	R	4.2
South Korean won	365,515.0 KRW	270.4 EU	R	(5.1)
Swedish krona	5,915.0 SEK	643.9 EU	R	(1.0)
Contracts to Sell Euro €
British pound	43,200.0 GBP	62,807.2 EU	R	858.3
Hong Kong dollar	3,320.0 HKD	372.9 EU	R	3.2
Indian rupee	145,100.0 INR	2,688.5 EU	R	(38.7)
Japanese yen	2,162,000.0 JPY	15,874.5 EU	R	227.9
UAE dirham	13,774.0 AED	3,278.2 EU	R	42.7

      In September 2000, we entered into a three-year cross currency interest rate swap transaction, or swap, for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of June 30, 2003, three monthly payments of €4.3 million remained to be swapped at a forward exchange rate of 0.89070 U.S. dollar per Euro. The fair market value of the swap at June 30, 2003 was $(10.0) million. As a result of entering into the swap, we have mitigated our exposure to foreign currency exchange rate fluctuations. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because we are receiving fixed interest payments under the swap, we are still subject to fluctuations in value due to changes in U.S. dollar interest rates. As of June 30, 2003, the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of June 30, 2003.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of our build-to-suit lease agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If our credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If our credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of June 30, 2003, the fair value of the interest rate swaps was $(10.8) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements. This hedge was deemed to be highly effective as of June 30, 2003.

Interest Rate Risk

      We are exposed to interest rate risk primarily on our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio primarily includes money market funds, commercial paper, corporate notes, government securities (taxable and non-taxable), asset-backed securities and market auction preferred. The diversity of our portfolio helps us to achieve our investment objective.

      Long-term debt of $468.7 million consists of $64.0 million from our 5.25% convertible subordinated notes due 2004 and $404.7 million from our 1.856% convertible subordinated notes due 2006. The interest rate of 1.856% on the 1.856% notes together with the accrual of original issue discount represent a yield to maturity of 6.5%. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of approximately $1.7 million each May 1 and November 1 for the 5.25% notes and approximately $4.3 million each February 13 and August 13 for the 1.856% notes. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, and subject to adjustment under the terms of the notes. In July 2003, we announced that we will be redeeming on August 18, 2003 all of our outstanding 5.25% notes and 1.856% notes.

      On August 1, 2003, we issued $500.0 million of 0.25% convertible subordinated notes due 2013 for which we received net proceeds of approximately $488.0 million. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of $0.6 million each February 1 and August 1, beginning February 1, 2004. The notes are convertible, under specified conditions, into shares of our common stock unless previously redeemed or repurchased and are subject to adjustment under the terms of the notes.

      The following table presents the amounts of our cash equivalents, investments and long-term debt, according to maturity date, that may be subject to interest rate risk and the average interest rates as of June 30, 2003 by year of maturity (in thousands, except percentages):

	Amortized Cost

		Due in			2002
		2004 and		2003 Fair	Amortized
	Due in 2003	Thereafter	Total	Value	Cost

Cash equivalents and short-term investments:
Fixed rate	$573,378	$636,035	$1,209,413	$1,215,282	$1,778,702
Average fixed rate	1.35%	2.38%	1.90%	1.89%	2.26%
Variable rate	$413,673	$75,258	$488,931	$488,668	$288,575
Average variable rate	1.27%	3.51%	1.61%	1.61%	1.73%
Total cash equivalents and short-term investments	$987,051	$711,293	$1,698,344	$1,703,950	$2,067,277
Average rate	1.32%	2.50%	1.81%	1.81%	2.18%
Long-term debt:
Fixed rate	$—	$468,740	$468,740	$601,575	$460,252
Average fixed rate	—	6.33%	6.33%	6.10%	6.33%

Equity Price Risk

      We have made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that was other than temporary. During the first half of 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of the investments that were other than temporary. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing and the uncertainty of its financial conditions. As of June 30, 2003, we determined that there was no further impairment in these investments. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

      Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of June 30, 2003 and concluded that our disclosure controls and procedures were effective for the purposes for which they were designed.

Internal Control over Financial Reporting

      Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of June 30, 2003, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the three month period ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      In response to subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner, we continue to furnish information requested by the SEC, including information relating to the transactions we entered into with AOL in September 2000 and other transactions. We cannot predict the outcome of this investigation at this time. We will continue our efforts to cooperate with the SEC’s investigation.

      After we announced in January 2003 that we would restate financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that VERITAS and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint was filed by the lead plaintiff on July 18, 2003. In addition, several complaints purporting to be derivative actions have been filed in California state court against some of our directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. The state court complaints have also been consolidated. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

      On January 10, 2003, Raytheon Company sued VERITAS along with Brocade Communications Systems, Oracle Corporation, Overland Storage Inc., Qualstar Corp., QLogic Corporation, Ricoh Corporation and Spectra Logic Corporation in the United States District Court for the Eastern District of Texas. Raytheon is alleging infringement of US Patent No. 5,412,791, or ’791 patent, entitled Mass Data Storage Library, and is seeking damages and an injunction against all defendants. We believe that we have numerous defenses and counterclaims to the claims of infringement asserted against us and we intend to vigorously defend ourselves. We filed an answer to Raytheon’s complaint on March 7, 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid and not infringed by us. A trial date is currently scheduled for June 2004.

      On October 23, 2001, Storage Computer Corporation initiated litigation against VERITAS Software Corporation in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging we infringe two of their US patents. We have denied all material allegations in the complaints, have filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and have alleged their infringement of one of our patents. Storage Computer Corporation is seeking damages of approximately $50.0 million, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. We believe that we have numerous defenses and counterclaims relative to the claims of infringement and the damages claim asserted against us and intend to vigorously defend this action. A trial date is currently scheduled for November 2003.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      The results of our annual meeting of stockholders held on May 13, 2003 are disclosed in Item 4 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was filed with the Securities and Exchange Commission on May 15, 2003. Such information is incorporated by reference in this quarterly report on Form 10-Q.

Item 5.     Other Information

      On August 11, 2003, Gary Bloom, our Chairman, President and Chief Executive Officer, established a stock-trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which Goldman, Sachs & Co. will undertake to sell up to 250,000 shares of our common stock subject to options currently owned by Mr. Bloom at specified intervals from November 2003 through August 2004.

      On August 11, 2003, Edwin Gillis, our Executive Vice President, Finance and Chief Financial Officer, established a stock-trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which G.W. & Wade Asset Management Company will undertake to sell up to 200,000 shares of our common stock subject to options currently owned by Mr. Gillis at specified intervals from November 2003 through August 2004.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

4.01	Indenture dated as of August 1, 2003 by and between VERITAS and U.S. Bank National Association				X
4.02	Registration Rights Agreement dated as of August 1, 2003 by and among VERITAS, Goldman Sachs & Co., ABN AMRO Rothschild LLC and McDonald Investments Inc.				X
10.01	Consent and Sixth Amendment Agreement dated as of June 6, 2003 by and among VERITAS Software Global Corporation, the various parties designated as Guarantors, Wells Fargo Bank Northwest, National Association as Owner Trustee, the various banks and other lending institutions designated as Holders, the various banks and other lending institutions designated as Lenders and Bank of America, N.A. as Agent and relating to the Participation Agreement dated as of March 9, 2000				X
10.02	Consent and Seventh Amendment Agreement dated as of June 6, 2003 by and among VERITAS Software Global Corporation, the various parties designated as Guarantors, Wells Fargo Bank Northwest, National Association as Owner Trustee, the various banks and other lending institutions designated as Holders, the various banks and other lending institutions designated as Lenders and Bank of America, N.A. as Agent and relating to the Participation Agreement dated as of April 23, 1999				X
10.03	Consent and Sixth Amendment Agreement to Participation Agreement dated as of June 6, 2003 by and among VERITAS Software Global Corporation, the various parties designated as Guarantors, Wells Fargo Bank Northwest, National Association as Owner Trustee, the various banks and other lending institutions designated as Holders, the various banks and other lending institutions designated as Lenders and ABN Amro Bank N.V. as Agent and relating to the Participation Agreement dated as of July 28, 2000				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.01	Consent of Standard & Poor’s Corporate Value Consulting				X

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

4/23/03	7, 9, 12	VERITAS announced financial results for the three months ended March 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2003.

VERITAS SOFTWARE CORPORATION

/s/ EDWIN J. GILLIS

Edwin J. Gillis
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

4.01	Indenture dated as of August 1, 2003 by and between VERITAS and U.S. Bank National Association				X
4.02	Registration Rights Agreement dated as of August 1, 2003 by and among VERITAS, Goldman Sachs & Co., ABN AMRO Rothschild LLC and McDonald Investments Inc.				X
10.01	Consent and Sixth Amendment Agreement dated as of June 6, 2003 by and among VERITAS Software Global Corporation, the various parties designated as Guarantors, Wells Fargo Bank Northwest, National Association as Owner Trustee, the various banks and other lending institutions designated as Holders, the various banks and other lending institutions designated as Lenders and Bank of America, N.A. as Agent and relating to the Participation Agreement dated as of March 9, 2000				X
10.02	Consent and Seventh Amendment Agreement dated as of June 6, 2003 by and among VERITAS Software Global Corporation, the various parties designated as Guarantors, Wells Fargo Bank Northwest, National Association as Owner Trustee, the various banks and other lending institutions designated as Holders, the various banks and other lending institutions designated as Lenders and Bank of America, N.A. as Agent and relating to the Participation Agreement dated as of April 23, 1999				X
10.03	Consent and Sixth Amendment Agreement to Participation Agreement dated as of June 6, 2003 by and among VERITAS Software Global Corporation, the various parties designated as Guarantors, Wells Fargo Bank Northwest, National Association as Owner Trustee, the various banks and other lending institutions designated as Holders, the various banks and other lending institutions designated as Lenders and ABN Amro Bank N.V. as Agent and relating to the Participation Agreement dated as of July 28, 2000				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.01	Consent of Standard & Poor’s Corporate Value Consulting				X