Form 10-Q
period 2003-09-30
VERITAS SOFTWARE CORP /DE/
filed 2003-11-14
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

     The number of shares of the registrant’s common stock outstanding as of October 31, 2003 was 427,576,471 shares.

VERITAS SOFTWARE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$722,612	$764,062
Short-term investments	1,566,441	1,477,259
Accounts receivable, net of allowance for doubtful accounts of $10,495 at September 30, 2003 and $11,308 at December 31, 2002	144,729	170,204
Other current assets	79,557	74,178
Deferred income taxes	60,808	59,995

Total current assets	2,574,147	2,545,698
Property and equipment, net	568,952	230,261
Other intangibles, net	90,052	72,594
Goodwill, net	1,763,056	1,196,593
Other non-current assets	37,388	45,071
Deferred income taxes	131,093	127,863

	$5,164,688	$4,218,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,859	$33,823
Accrued compensation and benefits	100,447	97,233
Accrued acquisition and restructuring costs	33,918	37,742
Other accrued liabilities	83,180	94,352
Income taxes payable	203,636	123,569
Deferred revenue	323,020	280,314

Total current liabilities	774,060	667,033
Convertible subordinated notes	520,000	460,252
Long-term debt	380,630	—
Accrued acquisition and restructuring costs	65,053	72,402
Other long-term liabilities	21,874	21,526
Deferred and other income taxes	113,100	113,100

Total liabilities	1,874,717	1,334,313
Stockholders’ equity:
Common stock	455	431
Additional paid-in capital	6,882,347	6,334,581
Accumulated deficit	(1,576,861)	(1,745,712)
Deferred stock-based compensation	(9,678)	—
Accumulated other comprehensive income (loss)	12,011	(3,469)
Treasury stock, at cost; 28,609 shares at September 30, 2003 and 18,675 shares at December 31, 2002	(2,018,303)	(1,702,064)

Total stockholders’ equity	3,289,971	2,883,767

	$5,164,688	$4,218,080

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

	(In thousands, except per share amounts)
Net revenue:
User license fees	$290,219	$240,699	$805,745	$742,286
Services	160,722	124,985	452,438	358,537

Total net revenue	450,941	365,684	1,258,183	1,100,823
Cost of revenue:
User license fees	11,177	8,250	34,311	26,222
Services	54,733	46,686	152,867	132,693
Amortization of developed technology	5,043	16,457	30,379	50,264

Total cost of revenue	70,953	71,393	217,557	209,179

Gross profit	379,988	294,291	1,040,626	891,644
Operating expenses:
Selling and marketing	138,968	122,042	384,120	375,736
Research and development	77,964	69,182	221,931	202,067
General and administrative	38,396	35,179	115,451	102,905
Amortization of other intangibles	2,454	18,016	32,895	54,048
In-process research and development	—	—	19,400	—

Total operating expenses	257,782	244,419	773,797	734,756

Income from operations	122,206	49,872	266,829	156,888
Interest and other income, net	16,677	10,619	36,346	37,480
Interest expense	(9,249)	(7,606)	(24,785)	(22,988)
Loss on extinguishment of debt	(4,714)	—	(4,714)	—
Loss on strategic investments	—	—	(3,518)	(14,802)

Income before income taxes and cumulative effect of change in accounting principle	124,920	52,885	270,158	156,578
Provision for income taxes	41,085	16,659	95,058	49,841

Income before cumulative effect of change in accounting principle	83,835	36,226	175,100	106,737
Cumulative effect of change in accounting principle, net of tax	6,249	—	6,249	—

Net income	$77,586	$36,226	$168,851	$106,737

Income per share before cumulative effect of change in accounting principle:
Basic	$0.20	$0.09	$0.42	$0.26

Diluted	$0.19	$0.09	$0.41	$0.25

Cumulative effect of change in accounting principle:
Basic	$0.02	$—	$0.02	$—

Diluted	$0.01	$—	$0.02	$—

Net income per share:
Basic	$0.18	$0.09	$0.40	$0.26

Diluted	$0.18	$0.09	$0.39	$0.25

Number of shares used in computing per share amounts — basic	425,153	410,898	418,314	408,827

Number of shares used in computing per share amounts — diluted	440,815	416,587	430,587	418,823

Pro forma amounts with the change in accounting principle applied retroactively:
Net income	N/A	$35,387	N/A	$104,628

Net income per share — basic	N/A	$0.09	N/A	$0.26

Net income per share — diluted	N/A	$0.08	N/A	$0.25

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$168,851	$106,737
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	6,249	—
Depreciation and amortization	83,546	80,087
Amortization of other intangibles	32,895	54,048
Amortization of developed technology	30,379	50,264
Amortization of original issue discount on convertible notes	10,696	12,099
In-process research and development	19,400	—
Provision for doubtful accounts	1,446	4,017
Stock-based compensation	1,405	—
Tax benefits from stock plans	24,869	19,593
Loss on extinguishment of debt	4,714	—
Loss on strategic investments	3,518	14,802
Gain on sale of assets	(824)	(62)
Deferred income taxes	(21,545)	(39,437)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	31,766	57,490
Other assets	(4,283)	9,980
Accounts payable	(12,052)	(2,228)
Accrued compensation and benefits	(8,158)	(8,075)
Accrued acquisition and restructuring costs	(19,621)	(1,414)
Other accrued liabilities	(10,694)	4,533
Income taxes payable	73,227	60,570
Deferred revenue	39,376	17,663

Net cash provided by operating activities	455,160	440,667
Cash flows from investing activities:
Purchases of investments	(1,367,387)	(1,258,682)
Sales and maturities of investments	1,382,723	1,122,807
Purchases of property and equipment	(58,437)	(83,704)
Business acquisitions, net of cash acquired	(398,650)	—
Payments made for prior year business and technology acquisitions	(4,238)	(7,267)

Net cash used in investing activities	(445,989)	(226,846)
Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	508,300	—
Redemption of convertible subordinated notes	(391,671)	—
Repurchase of common stock	(316,239)	—
Proceeds from issuance of common stock	132,510	80,422

Net cash provided by (used in) financing activities	(67,100)	80,422
Effect of exchange rate changes	16,479	(1,091)

Net increase (decrease) in cash and cash equivalents	(41,450)	293,152
Cash and cash equivalents at beginning of period	764,062	538,419

Cash and cash equivalents at end of period	$722,612	$831,571

Supplemental disclosures:
Cash paid for interest	$10,570	$10,304

Cash paid for income taxes	$19,748	$14,000

Supplemental schedule of non-cash transactions:
Increase in property and equipment upon adoption of FIN 46	$366,849	$—

Increase in long-term debt upon adoption of FIN 46	$380,630	$—

Issuance of common stock for conversion of notes	$80,038	$500

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

4.     Accounting for Stock-Based Compensation

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. Since the exercise price of options granted under the Company’s stock option plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under such plans. In accordance with APB 25, the Company does not recognize compensation cost related to its employee stock purchase plan. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock option and stock purchase plans under the fair value method

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of accounting under SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$77,586	$36,226	$168,851	$106,737
Add:
Stock-based employee compensation expense included in net income, net of tax	190	—	941	—
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	76,639	70,730	238,174	213,544

Pro forma	$1,137	$(34,504)	$(68,382)	$(106,807)

Basic income (loss) per share:
As reported	$0.18	$0.09	$0.40	$0.26

Pro forma	$—	$(0.08)	$(0.16)	$(0.26)

Diluted income (loss) per share:
As reported	$0.18	$0.09	$0.39	$0.25

Pro forma	$—	$(0.08)	$(0.16)	$(0.26)

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rate	2.65%	3.82%	2.69%	3.94%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	4.0 years	5.0 years	4.6 years	5.0 years
Volatility of common stock	90%	90%	90%	90%

      The fair value of the employees’ purchase rights under the employee purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rate	1.06-1.87%	1.65-2.28%	1.06-1.87%	1.65-2.98%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	6 to 24 months	6 to 24 months	6 to 24 months	6 to 24 months
Volatility of common stock	90%	90%	90%	90%

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, as amended, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The provisions of FIN 46 are to be applied no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003 for variable interest entities created before February 1, 2003. The Company currently has three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust that has no voting rights, no employees, no financing activity other than the lease with the Company, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. The Company has determined that the trusts under the leasing structures qualify as variable interest entities for purposes of FIN 46. Consequently, the Company is considered the primary beneficiary and consolidated the trusts into the Company’s financial statements beginning July 1, 2003. As a result of consolidating these entities in the third quarter of 2003, the Company reported a cumulative effect of change in accounting principle in accordance with APB 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax. In addition, on July 1, 2003, the Company recorded property and equipment, net of accumulated depreciation, equal to $366.8 million, long-term debt in the amount of $369.2 million and non-controlling interest of $11.4 million for a total of $380.6 million of long-term debt on the balance sheet. Depreciation expense related to these properties is approximately $1.6 million per quarter and approximately $4.2 million per quarter of rent expense previously classified as operating expense has been classified as interest expense in the statements of operations beginning July 1, 2003.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses, the guarantee on a credit facility discussed in Note 16 and the guarantee on its three build-to-suit lease agreements for buildings in Mountain View, Roseville and Milpitas discussed in Note 17. The Company adopted FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These costs include those related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 require that the liability for costs associated with an exit or disposal activity be recorded at fair value and that they be recognized when the liability is incurred rather than at the date of the commitment to an exit plan as prescribed under EITF Issue No. 94-3. SFAS No. 146 is applied prospectively for exit or disposal activities that are initiated after December 31, 2002 and accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF Issue No. 94-3. The Company adopted SFAS No. 146 effective January 1, 2003.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Net Income per Share

      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income	$77,586	$36,226	$168,851	$106,737

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	425,153	410,898	418,314	408,827
Potential common shares	15,662	5,689	12,273	9,996

Denominator for diluted net income per share	440,815	416,587	430,587	418,823

Basic net income per share	$0.18	$0.09	$0.40	$0.26

Diluted net income per share	$0.18	$0.09	$0.39	$0.25

      For the three and nine months ended September 30, 2003 and 2002, potential common shares consist of employee stock options using the treasury method. The following table sets forth the potential common shares that were excluded from the net income per share computations as their effect would be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Employee stock options outstanding(1)	24,196	44,723	34,938	35,547
5.25% convertible subordinated notes(2)	—	6,695	—	6,695
1.856% convertible subordinated notes(2)	—	12,981	—	12,981
0.25% convertible subordinated notes(3)	11,274	—	11,274	—

(1)	For the three months ended September 30, 2003 and 2002, 24,196 and 44,723 shares issuable upon exercise of employee stock options, respectively, and for the nine months ended September 30, 2003 and 2002, 34,938 and 35,547 shares issuable upon exercise of employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the respective periods, and therefore the effect is antidilutive.

(2)	For the three and nine months ended September 30, 2002, 6,695 potential common shares issuable upon the conversion of the Company’s 5.25% convertible subordinated notes and 12,981 potential common shares issuable upon the conversion of the Company’s 1.856% convertible subordinated notes, respectively, were excluded from the computation of diluted net income per share because the impact of adding back after tax interest expense associated with the convertible subordinated notes, and including the potential common shares, would be antidilutive.

(3)	For the three and nine months ended September 30, 2003, 11,274 potential common shares related to the Company’s 0.25% convertible subordinated notes were excluded from the computation of diluted net income per share because the impact would be antidilutive.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $75.49 and $61.72 per share for the three and nine months ended September 30, 2003, respectively. The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $55.58 and $66.04 per share for the three and nine months ended September 30, 2002, respectively.

7.     Business Combinations

Geodesic Systems, Inc.

      On August 1, 2003, the Company acquired selected assets of Geodesic Systems, Inc. (“Geodesic”), a privately held provider of application reliability management software. The acquisition was accounted for using the purchase accounting method. Purchased developed technology and patents are being amortized over a period of three years. The acquisition of Geodesic was not material to the Company’s condensed consolidated financial statements.

Precise Software Solutions Ltd.

      On June 30, 2003, the Company acquired all of the outstanding common stock of Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products. The Company acquired Precise in order to expand its product and service offerings across storage, databases and application management. The Precise acquisition was accounted for using the purchase method of accounting for total purchase consideration of $715.5 million, which included 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash, $94.0 million relating to the assumption of Precise options exercisable for 4.4 million shares of the Company’s common stock and $13.1 million of acquisition-related costs. The fair value of the Company’s common stock issued was determined using an average price of $28.68, which was the average trading price from June 25, 2003 through July 1, 2003, the five trading days surrounding the date the merger consideration was finalized. The fair value of the Company’s stock options assumed was determined using the Black-Scholes option pricing model and the following assumptions: estimated contractual life of six months to five years, risk-free interest rate of 0.96% to 2.49%, expected volatility of 90% and no expected dividend yield. Upon the assumption by the Company of the outstanding Precise options, each Precise option became exercisable for 0.6741 shares of the Company’s common stock.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the purchase method of accounting, the total estimated purchase price was allocated to Precise’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of the completion of the acquisition. The following represents the allocation of the aggregate purchase price to the acquired net assets of Precise (in thousands):

Cash, cash equivalents and short-term investments	$149,627
Other current assets	11,527
Long-term assets	8,629
Current liabilities	(29,103)
Goodwill	512,452
Developed technology	27,641
Customer contracts	15,200
Patented technology	11,600
Other intangible assets	7,500
Unearned stock-based compensation	7,317
In-process research and development	15,300
Net deferred and other income taxes payable	(22,232)

Total	$715,458

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

      In connection with the acquisition of Precise, the Company allocated approximately $15.3 million of the purchase price to in-process technology that has not yet reached technological feasibility and has no alternative future use. This amount has been expensed as a non-recurring, non-tax deductible charge in the statements of operations for the nine months ended September 30, 2003.

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

      If the projects discussed above are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods.

      Acquisition-related costs of $13.1 million consist of $9.2 million associated with investment banking and other professional fees, $3.3 million for terminating and satisfying existing lease commitments and $0.6 million for severance-related costs. Total cash outlays for acquisition-related costs were approximately $8.5 million for investment banking and other professional fees, $0.3 million for severance and less than $0.1 million for leases through September 30, 2003.

      The results of operations of Precise are included in the Company’s consolidated financial statements from the date of acquisition. The following table presents pro forma results of operations and gives effect to the acquisition of Precise as if the acquisition was consummated at the beginning of each fiscal year. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of each period or of the results that may occur in the future. Net income for each period presented excludes the write-off of acquired in-process research and development of $15.3 million and includes amortization of intangible assets related to the acquisition of $4.7 million per quarter and amortization of deferred compensation of $0.6 million per quarter. The unaudited pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total net revenue	$450,941	$385,034	$1,290,025	$1,155,487
Income before cumulative effect of change in accounting principle	$83,835	$34,101	$160,360	$99,526
Net income	$77,586	$34,101	$154,111	$99,526
Net income per share — basic	$0.18	$0.08	$0.37	$0.24
Net income per share — diluted	$0.18	$0.08	$0.35	$0.23

Jareva Technologies, Inc.

      On January 27, 2003, the Company acquired all of the outstanding capital stock of Jareva Technologies, Inc. (“Jareva”), a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. The Company acquired Jareva to integrate Jareva’s technology into the Company’s software products to enable the Company’s customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase accounting method for total purchase consideration of

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$68.7 million, which included $58.7 million of cash, $6.8 million relating to the assumption of options exercisable for 426,766 shares of the Company’s common stock and $3.2 million of acquisition-related costs. The purchase price was allocated to goodwill of $51.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, in-process research and development of $4.1 million, net deferred tax liabilities of $6.1 million, deferred stock-based compensation of $4.6 million and net tangible assets of $3.8 million. The weighted average amortization period for all purchased intangible assets is 3.3 years. The acquired in-process research and development of $4.1 million was written off and the related charge is included in income from operations for the nine months ended September 30, 2003. Acquisition-related costs consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $1.0 million through September 30, 2003. The results of operations of Jareva are included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact on the Company’s results of operations is not significant.

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

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	September 30,	December 31,
	2003	2002

Goodwill:
Gross carrying amount	$3,851,918	$3,285,455
Accumulated amortization	2,088,862	2,088,862

Net carrying amount of goodwill	$1,763,056	$1,196,593

      As of September 30, 2003, goodwill includes $512.5 million related to the acquisition of Precise on June 30, 2003 and $51.3 million related to the acquisition of Jareva on January 27, 2003.

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2003

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$287,949	$231,777	$56,172
Distribution channels	234,800	234,800	—
Trademarks	26,650	24,638	2,012
Other intangible assets	51,734	31,484	20,250

Intangibles related to business acquisitions	601,133	522,699	78,434
Convertible subordinated notes issuance costs	12,301	683	11,618

Total other intangibles assets	$613,434	$523,382	$90,052

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$236,508	$200,265	$36,243
Distribution channels	234,800	210,342	24,458
Trademarks	24,350	21,813	2,537
Other intangible assets	28,520	25,612	2,908

Intangibles related to business acquisitions	524,178	458,032	66,146
Convertible subordinated notes issuance costs	14,506	8,058	6,448

Total other intangibles assets	$538,684	$466,090	$72,594

      The total amortization expense of intangible assets related to business acquisitions is set forth in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Developed technology	$5,420	$16,519	$31,512	$50,326
Distribution channels	—	14,675	24,458	44,025
Trademarks	288	1,522	2,825	4,567
Other intangible assets	2,329	1,857	5,872	5,594

Total amortization	$8,037	$34,573	$64,667	$104,512

      For the three and nine months ended September 30, 2003, total amortization expense for developed technology and other intangibles includes $0.5 million and $1.4 million, respectively, that is included in cost of user license fees. For the three and nine months ended September 30, 2002, the total amortization expense for developed technology and other intangibles includes $0.1 million and $0.2 million, respectively, that is included in cost of user license fees.

      The total expected future annual amortization of intangible assets related to business acquisitions is set forth in the table below (in thousands):

Future
Year	Amortization

2003	$7,783
2004	22,963
2005	20,282
2006	18,362
2007	8,872
2008	172

Total	$78,434

9.	Strategic Investments

      The Company holds investments in common and preferred stock of several privately-held companies. The total carrying amount of the Company’s strategic investments was $5.4 million at September 30, 2003 and $10.3 million at December 31, 2002. These strategic investments are included in other non-current assets. The

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded no impairment losses on strategic investments for the three months ended September 30, 2003 and $3.5 million of impairment losses for the nine months ended September 30, 2003. For the three months ended September 30, 2002, the Company recorded no impairment losses on strategic investments and for the nine months ended September 30, 2002, the Company recorded impairment losses of $14.8 million. The losses realized represent write-downs of the Company’s carrying amount of the investments, as the Company deemed such losses to be other than temporary, and were determined by using, among other factors, the market value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition.

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

      The Company began vacating facilities during the fourth quarter of 2002 and expects to vacate all excess facilities associated with this restructuring by January 31, 2004. The Company is in the process of seeking suitable subtenants for these facilities. The Company’s estimates of the facility restructure charge may vary significantly, depending in part on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, the Company’s ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the facility restructure reserve will be made if actual lease exit costs or sublease income differ from amounts currently expected. As a portion of the facilities restructure reserve relates to international locations, the reserve will be affected by exchange rate fluctuations. The impact of exchange rate fluctuations is recorded in accumulated other comprehensive income (loss) on the balance sheet.

      The portion of the reserve expected to be utilized through September 30, 2004 of $19.2 million has been classified in the current portion of accrued acquisition and restructuring charges. The portion of the reserve expected to be utilized in periods subsequent to September 30, 2004 of $65.1 million has been classified in the

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-current portion of accrued acquisition and restructuring charges. The components of the restructuring reserve and movements within these components through September 30, 2003 were as follows (in millions):

	Net Rent	Asset
	Commitments	Write-Offs	Total

Provision accrued	$86.9	$11.3	$98.2
Cash payments	(0.2)	—	(0.2)
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002	87.3	11.4	98.7
Cash payments	(7.7)	—	(7.7)
Asset write-offs	—	(8.0)	(8.0)
Adjustment	0.8	(0.8)	—
Impact of exchange rates	1.1	0.2	1.3

Balance at September 30, 2003	$81.5	$2.8	$84.3

11.     Convertible Subordinated Notes

      In August 2003, the Company issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013 (the “0.25% Notes”), for which the Company received net proceeds of approximately $508.3 million, to several initial purchasers in a private offering.

      The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. The 0.25% Notes are convertible, under the specified circumstances discussed below, into shares of the Company’s common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The specified circumstances under which the 0.25% Notes are convertible prior to maturity are: (1) during any quarterly conversion period (which periods begin on the eleventh trading day of each fiscal quarter and end on the eleventh trading day of the following fiscal quarter) prior to August 1, 2010, if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading day period ending on the first day of such conversion period exceeds 120% of the conversion price of the notes on that first day, (2) during the period beginning August 1, 2010 through the maturity date of the notes, if the closing sale price of the Company’s common stock is more than 120% of the then current conversion price, (3) during the five consecutive business day period following any five consecutive trading day period in which the average of the trading prices for the 0.25% Notes was less than 95% of the average of the sale price of the Company’s common stock multiplied by the then current conversion rate of the notes, (4) the Company’s corporate credit rating assigned by Standard & Poor’s falls below B- (and if Moody’s has assigned a corporate credit rating to the Company and such rating is lower than B3) or if both such ratings are withdrawn, (5) the Company calls the notes for redemption or (6) upon the occurrence of corporate transactions specified in the indenture governing the notes. Upon any conversion of notes by a holder, the Company shall have the option to satisfy its conversion obligation in shares of its common stock, in cash or a combination thereof. It is the intention of the Company to satisfy the principal portion of the obligation in cash and the remainder, if any, in shares of its common stock. On or after August 5, 2006, the Company has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving the Company, holders of the 0.25% Notes may require the Company to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon a fundamental change, the Company will have the option to pay the repurchase price in cash, shares of common stock or a combination thereof.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2003, all of the Company’s outstanding 5.25% convertible subordinated notes due 2004 (“5.25% Notes”) converted into 6.7 million shares of common stock at a conversion price of $9.56 per share. In August 2003, a portion of the Company’s outstanding 1.856% convertible subordinated notes due 2006 (“1.856% Notes”) converted into 0.5 million shares of common stock at an effective conversion price of $31.35 per share. The remaining outstanding principal amount of the 1.856% Notes was redeemed by the Company in August 2003 for $391.8 million in cash, including $0.1 million of accrued interest. In connection with the redemption of the 1.856% Notes for cash, the Company recorded a loss on extinguishment of debt of approximately $4.7 million in the third quarter of 2003 related to the unamortized portion of debt issuance costs. This charge is classified as a non-operating expense in the Company’s statement of operations.

12.     Common Stock

      In July 2003, the Company’s board of directors authorized a program to repurchase the Company’s common stock in an amount up to $300.0 million plus the market value at the time of repurchase of any shares issued upon conversion of the 1.856% Notes. In the third quarter of 2003, the Company repurchased 9.9 million shares of common stock for an aggregate purchase price of approximately $316.2 million.

13.     Comprehensive Income

      The following are the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$77,586	$36,226	$168,851	$106,737
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,507	100	16,119	5,613
Derivative financial instrument adjustments	766	(2,165)	360	(6,705)
Unrealized (gain) loss on marketable securities	(884)	1,484	(999)	(2,808)

Comprehensive income	$78,975	$35,645	$184,331	$102,837

      The components of accumulated other comprehensive income (loss) are (in thousands):

	September 30,	December 31,
	2003	2002

Foreign currency translation adjustments	$19,132	$3,013
Derivative financial instrument adjustments	(9,446)	(9,806)
Unrealized gain on marketable securities	2,325	3,324

Accumulated other comprehensive income (loss)	$12,011	$(3,469)

14.     Derivative Financial Instruments

      In September 2000, the Company entered into a cross currency interest rate swap for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an intercompany loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the intercompany loan were swapped for U.S. dollar-fixed principal and interest payments. As of September 30, 2003, the intercompany loan was paid in full and the derivative financial instrument was settled.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of its build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate (“LIBOR”). The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If the Company’s credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If the Company’s credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of September 30, 2003, the fair value of the interest rate swaps was $(9.4) million and was recorded in other long-term liabilities. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements. On July 1, 2003, the Company began accounting for its variable interest rate debt in accordance with FIN 46 (Note 5). In accordance with SFAS No. 133, the Company had designated the interest rate swap as a cash flow hedge of rent expense. However, with the adoption of FIN 46, the Company redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

      As of September 30, 2003, the total gross notional amount of the Company’s forward contracts was approximately $161.2 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had a term of 31 days or less and settled on October 31, 2003. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) on the outstanding forward contracts at September 30, 2003 was immaterial to the Company’s consolidated financial statements.

15.     Segment Information

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

User license fees(1):
United States	$174,490	$155,311	$497,946	$484,772
Europe(2)	78,506	54,848	206,896	167,251
Other(3)	37,223	30,540	100,903	90,263

Total user license fees	290,219	240,699	805,745	742,286

Services(1):
United States	114,126	90,272	321,505	271,662
Europe(2)	31,535	24,255	90,484	61,902
Other(3)	15,061	10,458	40,449	24,973

Total services	160,722	124,985	452,438	358,537

Total net revenue	$450,941	$365,684	$1,258,183	$1,100,823

	September 30,	December 31,
	2003	2002

Long-lived assets(4):
United States	$1,923,659	$1,429,261
Europe(2)	49,768	55,049
Other(3)	448,633	15,138

Total	$2,422,060	$1,499,448

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, such as deferred income taxes. Reconciliation to total assets reported (in thousands):

	September 30,	December 31,
	2003	2002

Total long-lived assets	$2,422,060	$1,499,448
Other assets, including current	2,742,628	2,718,632

Total consolidated assets	$5,164,688	$4,218,080

      For the three months ended September 30, 2003, no customer represented 10% or more of the Company’s net revenue. For the nine months ended September 30, 2003, Ingram Micro, Inc. a distributor that sells the Company’s products and services through resellers, accounted for 10% of the Company’s net revenue. Ingram Micro, Inc. represented approximately 12% of the Company’s net revenue for the three months ended September 30, 2002 and approximately 10% of the Company’s net revenue for the nine months ended September 30, 2002.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

User License Fees Information

      The Company derives its user license fees from the sale of its core technology products, including data protection and file system and volume management products and from its emerging technology products, including cluster and replication and storage area networking products. User license fees from core technology products were $229.8 million and $667.1 million for the three and nine months ended September 30, 2003, respectively, and $210.7 million and $649.2 million for the three and nine months ended September 30, 2002, respectively. User license fees from emerging technology products were $60.4 million and $138.6 million for the three and nine months ended September 30, 2003, respectively, which includes acquired application performance management products of $11.5 million for each of the three and nine months ended September 30, 2003, and $30.0 million and $93.1 million for the three and nine months ended September 30, 2002, respectively.

16.     Credit Facility

      During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.9 million USD). At September 30, 2003, no amount was outstanding. The short-term credit facility was renewed in March 2003 and is due to expire in March 2004. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate (“TIBOR”) plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, a wholly-owned subsidiary of the Company.

17.     Commitments and Contingencies

Facilities Lease Commitments

      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. The Mountain View facility includes 425,000 square feet and is used as the Company’s corporate headquarters and for research and development functions. The Milpitas facility includes 466,000 square feet and is primarily used for research and development and general corporate functions. The Roseville facility includes 204,000 square feet and provides space for technical support and research and development functions. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, the Company accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, the Company adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and the Company is considered the primary beneficiary. Accordingly, the Company began consolidating these variable interest entities on July 1, 2003 and has included their property and equipment and long-term debt on its balance sheet at September 30, 2003 and the results of their operations in its statement of operations from July 1, 2003 (Note 5).

      Interest only payments under the debt agreements relating to the facilities are generally paid quarterly and are equal to the termination value of the outstanding debt obligations multiplied by the Company’s cost of funds, which is based on LIBOR using 30-day to 180-day LIBOR contracts and adjusted for the Company’s credit spread. The termination values of the debt agreements are approximately $145.2 million, $194.2 million and $41.2 million for the Mountain View, Milpitas and Roseville leases, respectively. The terms of these debt agreements are five years with an option to extend the terms for two successive periods of one year each, if agreed to by the financial institutions that financed the facilities, and began March 2000 for the Mountain View and Roseville facilities and July 2000 for the Milpitas facility. The Company has the option to purchase each of the three facilities for the aggregate termination value of $380.6 million or, at the end of the term, to arrange for the sale of the properties to third parties while the Company retains an obligation to the financial institutions that financed the facilities in an amount equal to the difference between the sales price and the

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed residual value up to an aggregate $344.6 million if the sales price is less than this amount, subject to the specific terms of the debt agreements. In addition, the Company is entitled to any proceeds from a sale of the facilities in excess of the termination values.

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Roseville, Minnesota and Mountain View, California agreements (Note 14). Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three and nine months ended September 30, 2003, the Company’s aggregate payments, including the payments on the interest rate swaps, were $4.3 million and $12.5 million, respectively. The payments for the three months ended September 30, 2003 were included in interest expense in the consolidated statements of operations in accordance with FIN 46. For the three and nine months ended September 30, 2002, the Company’s aggregate payments were $4.3 million and $12.6 million, respectively. The payments made during the six months ended June 30, 2003 and the nine months ended September 30, 2002 were classified as rent expense and included in operating expenses, in accordance with SFAS No. 13.

      The Company reviews long-lived assets related to these debt agreements for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, if the Company determines that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount would be compared to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the book value of the asset. If the fair value is less than the book value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses have been recorded.

      The agreements for the facilities described above require that the Company maintain specified financial covenants, all of which the Company was in compliance with as of September 30, 2003. The specified financial covenants as of September 30, 2003 require the Company to maintain a minimum rolling four quarter EBITDA of $400.0 million, a minimum ratio of cash and cash equivalents to current liabilities of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2.25 to 1. For purposes of these financial covenants, EBITDA represents the Company’s net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges for acquisitions occurring within a four year period, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

     Acquired Technology

      On October 1, 2002, the Company acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.7 million as of September 30, 2003 and $5.0 million as of December 31, 2002 and is included in other long-term liabilities.

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

      On October 23, 2001, Storage Computer Corporation initiated litigation against the Company in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging the Company infringes two of their US patents. The Company has denied all material allegations in the complaints, has filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and has alleged their infringement of one of the Company’s patents. Storage Computer Corporation is seeking damages of approximately $50.0 million, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. The Company believes that it has numerous defenses and counterclaims relative to the claims of infringement and the damages claims asserted against it and intends to vigorously defend this action. The trial date scheduled for November 2003 was recently stayed by the court pending the outcome of both parties’ summary judgment motions.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

International Sales and Operations

      Our international sales are generated primarily through our international sales subsidiaries. International revenue, a majority of which is collectible in foreign currencies, accounted for approximately 36% of our total revenue for the three months ended September 30, 2003 and 33% of our total revenue for the three months ended September 30, 2002. Our international revenue accounted for approximately 35% of our total revenue for the nine months ended September 30, 2003 and 31% of our total revenue for the nine months ended September 30, 2002. Our international revenue increased 35% to $162.3 million for the three months ended

September 30, 2003 from $120.1 million for the three months ended September 30, 2002. Our international revenue increased 27% to $438.7 million for the nine months ended September 30, 2003 from $344.4 million for the nine months ended September 30, 2002. Over the long-term, we expect that our international revenue will increase relative to total revenue as a result of the lower penetration of our products existing in these markets and our increasing focus on developing international revenue opportunities.

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

Business Combinations

     Geodesic Systems, Inc.

      On August 1, 2003, we acquired selected assets of Geodesic Systems, Inc., or Geodesic, a privately held provider of application reliability management software. The acquisition was accounted for using the purchase accounting method. Purchased developed technology and patents are being amortized over a period of three years. The acquisition of Geodesic was not material to our business, operating results or financial condition.

     Precise Software Solutions Ltd.

      On June 30, 2003, we acquired all of the outstanding common stock of Precise Software Solutions Ltd., or Precise, a provider of application performance management products. We acquired Precise in order to expand our product and service offerings across storage, databases and application management. The Precise acquisition was accounted for using the purchase method of accounting for total purchase consideration of $715.5 million, which included 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash, $94.0 million relating to the assumption of Precise options exercisable for 4.4 million shares of our common stock and $13.1 million of acquisition-related costs. The fair value of stock options assumed includes $7.3 million which represents the portion of the intrinsic value of Precise’s unvested options applicable to the remaining vesting period. Upon the assumption of the outstanding Precise options, each Precise option became exercisable for 0.6741 shares of our common stock. Our balance sheet as of September 30, 2003 includes balances as a result of our acquisition of Precise. The results of operations of Precise have been included in our consolidated statements of operations beginning July 1, 2003.

      In connection with the acquisition of Precise, we allocated approximately $15.3 million of the purchase price to in-process technology that has not yet reached technological feasibility and has no alternative future use. This amount has been expensed as a non-recurring, non-tax deductible charge in our statements of operations for the three and nine months ended September 30, 2003.

     Jareva Technologies, Inc.

      On January 27, 2003, we acquired all of the outstanding capital stock of Jareva Technologies, Inc., or Jareva, a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. We acquired Jareva to integrate its technology into our software products to enable our customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase accounting method for total purchase consideration of $68.7 million, which included $58.7 million of cash, $6.8 million relating to the assumption of options exercisable for 426,766 shares of our common stock and $3.2 million of acquisition-related costs. The acquired in-process research and development of $4.1 million was written off and the related charge is included in income from operations for the nine months ended September 30, 2003.

     NSMG

      On May 28, 1999, we acquired the Network Storage Management Group business of Seagate Software, Inc., or NSMG. We incurred acquisition-related costs of $43.4 million. In addition, as a result of the NSMG acquisition, we recorded a restructure charge of $11.0 million in 1999 related to exit costs associated with duplicative facilities that we planned to vacate. In the fourth quarter of 2002, we recorded an additional reserve of $4.2 million due to a decline in real estate market conditions that resulted in higher actual exit costs than estimated associated with these duplicative facilities. As of December 31, 2002, we had a remaining accrual of $10.5 million for duplicative facility related costs and for the three and nine months ended September 30, 2003, cash outlays for these costs were $1.2 million and $3.1 million, respectively and the impact of exchange rates was $0.1 million and $(0.3) million, respectively. The impact of exchange rates in 2003 is the result of transferring the acquisition and acquisition-related restructuring charge accrual to a foreign subsidiary. The remaining acquisition and acquisition-related restructuring charge accrual as of September 30, 2003 of $7.7 million is anticipated to be utilized for servicing operating lease payments or negotiated buyouts of operating lease commitments, the lease terms of which will expire at various times through the year 2013.

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

      For the three and nine months ended September 30, 2003 and 2002, the Seagate transaction had no significant impact on our net income. As of September 30, 2003 and December 31, 2002, the transaction affected our consolidated balance sheet, as follows:

•	other current assets included $21.3 million of indemnification receivable from SAC;

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	income taxes payable included an additional $21.3 million; and

•	deferred and other income taxes included an additional $113.1 million.

      As of September 30, 2003 and December 31, 2002, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and related to certain tax liabilities that we expect to pay. Certain of Seagate’s federal and state tax returns for various fiscal years are under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlements of these audits and the amounts reimbursed by SAC are different from the amounts recorded, the difference will be recorded as a component of income tax expense or benefit and may significantly affect our effective tax rate for the period in which the settlements take place.

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

      During the fourth quarter of 2002, we began vacating excess facilities and expect to vacate all excess facilities associated with this restructuring by January 31, 2004. We began realizing cost savings from the exiting of these facilities during the third quarter of 2003. We are in the process of seeking suitable subtenants for these facilities. Our estimates of the facility restructure charge may vary significantly, depending in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the facility restructure reserve will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the facilities restructure reserve relates to international locations, the reserve will be affected by exchange rate fluctuations.

      The components of the restructuring reserve and movements within these components through September 30, 2003 were as follows (in millions):

	Net Rent	Asset
	Commitments	Write-Offs	Total

Provision accrued	$86.9	$11.3	$98.2
Cash payments	(0.2)	—	(0.2)
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002	87.3	11.4	98.7
Cash payments	(7.7)	—	(7.7)
Asset write-offs	—	(8.0)	(8.0)
Adjustment	0.8	(0.8)	—
Impact of exchange rates	1.1	0.2	1.3

Balance at September 30, 2003	$81.5	$2.8	$84.3

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

      Maintenance and technical support includes updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support, and bug fixes or patches. Maintenance and technical support revenue is recognized ratably over the maintenance term. Training consists of courses taught by our instructors at our facility or at the customer’s site. Various courses are offered specific to the license products. Training fees are based on a per course basis or on an annual value-pass, which allows for unlimited courses to be taken by one individual over a one-year term. Revenue is recognized when the customer has completed the course. For value-passes, the revenue is recognized ratably over the one-year term. Consulting consists primarily of product installation services, which does not involve customization of the software. Installation services provided by us are not mandatory and can be performed by the customer, a third party, or us. Consulting fees are based on a computed daily rate. Revenue from consulting is recognized as the services are performed.

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

      Certain of our customers are also our suppliers. Occasionally, in the normal course of business, we purchase and use goods or services for our operations from these suppliers at or about the same time we license our software to them. We identify and review the significant transactions to confirm that they are separately negotiated at terms we consider to be arm’s length. In cases where the transactions are not separately negotiated, we assess the fair value of either of the goods or services involved in the transaction to support the recognition of the transaction. If we cannot determine fair value of either of the goods or services involved within reasonable limits, we record the transaction on a net basis. Our non-monetary transactions have not been material to our financial statements.

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

      We applied the provisions of Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination, to all of our restructuring activities initiated before January 1, 2003. For exit restructuring activities initiated on or after January 1, 2003, we will apply the provisions of Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, outlined in our “New Accounting Pronouncements”section in Note 5 of the notes to the condensed consolidated financial statements, which appears elsewhere in this quarterly report on Form 10-Q.

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

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of September 30, 2003, we determined the valuation allowance to be $103.1 million, which includes $22.9 million related to the acquisition of Precise, based upon uncertainties related to our ability to recover certain deferred tax assets. The valuation allowance related to Precise deferred tax assets will be credited to goodwill if realized. These deferred tax assets are in specific geographical or jurisdictional locations or are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period.

      Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it will have a material impact on our financial statements.

Results of Operations

Net Revenue

	Three Months
	Ended			Nine Months Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
User license fees	$290.2	$240.7	21%	$805.7	$742.3	9%
Services	160.7	125.0	29%	452.4	358.5	26%

Total net revenue	$450.9	$365.7	23%	$1,258.1	$1,100.8	14%

      Total net revenue increased 23% for the three months ended September 30, 2003 over the same period in 2002 and 14% for the nine months ended September 30, 2003 over the same period in 2002. The increase in revenue is attributable to growth in user license fees for our core and emerging products, an increased sales penetration of international markets, and the continued growth of our services businesses. The benefit to revenue from fluctuations in currency rates contributed approximately 3% to revenue growth for the three and nine months ended September 30, 2003 over the same periods in 2002. We expect total net revenue will increase during the fourth quarter of 2003 as a result of continued growth in our license and services revenues and the fact that we tend to experience a higher volume of license transactions and associated revenue in the fourth quarter as a result of our customers’ spending patterns.

User License Fees

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
User license fees	$290.2	$240.7	21%	$805.7	$742.3	9%
As a percentage of net revenue	64%	66%		64%	67%

      We derive user license fees from the sale of our core technology products, including data protection and file system and volume management products, and from our emerging technology products, including cluster and replication, storage area networking and application performance management products. Revenue from core technology products comprises the majority of user license fees and was 79% and 88% of total user license fees for the three months ended September 30, 2003 and 2002, respectively, and 83% and 87% for the nine months ended September 30, 2003 and 2002, respectively.

      The increase in user license fees in the third quarter of 2003 over the same period in 2002 reflects increases in revenue from both core and emerging technology products. Revenue from core products grew 9% in the third quarter of 2003 over the same period in 2002 and 3% for the nine months ended 2003 versus the same period in 2002. Revenue from emerging technology products grew 101% in the third quarter of 2003 over the same period in 2002 and 49% for the nine months ended September 30, 2003 versus the same period in 2002. Revenue from emerging technology products increased due to improved market penetration of clustering and replication products and also included $11.5 million from application performance management products acquired with Precise.

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
User license fees:
Core technologies	$229.8	$210.7	9%	$667.1	$649.2	3%
Emerging technologies	60.4	30.0	101%	138.6	93.1	49%

Total user license fees	$290.2	$240.7	21%	$805.7	$742.3	9%

As a percentage of user license fees:
Core technologies	79%	88%		83%	87%
Emerging technologies	21%	12%		17%	13%

Total percentage of user license fees	100%	100%		100%	100%

      Our user license fees from original equipment manufacturers decreased slightly in the third quarter of 2003 to $38.3 million from $38.5 million during the third quarter of 2002 and decreased 9% to $107.2 million for the nine months ended September 30, 2003 from $117.8 million for the nine months ended September 30, 2002. The user license fees from original equipment manufacturers accounted for 13% of user license fees in the third quarter of 2003 and 16% of user license fees in the third quarter of 2002 and accounted for 13% for the nine months ended September 30, 2003 and 16% for the nine months ended September 30, 2002. The decrease in 2003 compared to 2002 reflects reduced hardware sales by original equipment manufacturers as their customers reduced technology spending in the weaker economic environment. We expect revenue from original equipment manufacturers to continue decreasing as a percentage of our total revenue as a result of increased offerings of competitive software products by original equipment manufacturers as well as the trend toward less bundling of storage software with storage hardware.

Service Revenue

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Service revenue	$160.7	$125.0	29%	$452.4	$358.5	26%
As a percentage of net revenue	36%	34%		36%	33%

      We derive our service revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The increase in service revenue in the third quarter and the first nine months of 2003 over the same periods in 2002 was due primarily to renewal of service and support contracts on existing licenses, growth in international service revenue and, to a lesser extent, an increase in demand for consulting and training services. We expect our service revenue to increase in absolute dollars primarily as a result of our continued focus on increasing renewals of maintenance and technical support contracts on existing licenses and an increasing demand for our consulting and training services.

Cost of Revenue

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Cost of revenue	$70.9	$71.4	(1)%	$217.6	$209.2	4%
As a percentage of net revenue	16%	20%		17%	19%

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

Cost of User License Fees (including amortization of developed technology)

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Cost of user license fees:
User license fees	$11.2	$8.2	37%	$34.3	$26.2	31%
Amortization of developed technology	5.0	16.5	(70)%	30.4	50.3	(40)%

Total cost of user license fees	$16.2	$24.7	(34)%	$64.7	$76.5	(15)%
Gross margin:
User license fees including amortization of developed technology	94%	90%		92%	90%

      Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. Amortization of developed technology is related primarily to the acquisition of NSMG and other acquisitions completed during 1999 and the first and second quarters of 2003. Amortization of developed technology decreased in the third quarter and first nine months of 2003 compared to the same periods in 2002 primarily due to the intangibles related to the NSMG acquisition reaching full amortization in May 2003. In addition, during the fourth quarter of 2002, we sold some of our technology and wrote-off the related net book value of developed technology, which impacted the decrease in the first nine months of 2003 compared to 2002. The gross margin on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross margins on user license fees to remain relatively constant in the fourth quarter of 2003.

Cost of Service Revenue

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Cost of service revenue	$54.7	$46.7	17%	$152.9	$132.7	15%
Gross margin	66%	63%		66%	63%

      Cost of service revenue consists primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. The gross margin improvement in the third quarter and first nine months of 2003 over the same periods in 2002 was the result of our increased productivity and higher service revenue growth due to support fees from a larger installed customer base. We expect gross margin on service revenue to remain stable or increase slightly as a result of the reduction in labor costs associated with technical support services by increasing our use of lower cost personnel located in our facilities in India.

Amortization of Developed Technology

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Amortization of developed technology	$5.0	$16.5	(70)%	$30.4	$50.3	(40)%
As a percentage of net revenue	1%	5%		2%	5%

      Amortization of developed technology is related primarily to the acquisition of NSMG and other acquisitions completed during 1999 and the first and second quarters of 2003. Amortization of developed technology decreased in the third quarter and first nine months of 2003 compared to the same periods in 2002 primarily due to the intangibles related to the NSMG acquisition reaching full amortization in May 2003. In addition, during the fourth quarter of 2002, we sold some of our technology and wrote-off the related net book value of developed technology which impacted the decrease in the first half of 2003 compared to 2002. We expect amortization of developed technology to decline in the fourth quarter of 2003 to approximately $4.4 million per quarter, including the amortization related to the January 2003 acquisition of Jareva and the June 2003 acquisition of Precise.

Operating Expenses

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Operating expenses	$257.8	$244.4	6%	$773.8	$734.8	5%
As a percentage of net revenue	57%	67%		62%	67%

      Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, amortization of other intangibles and in-process research and development expense. The increase in total operating expenses in the third quarter and first nine months of 2003 over the same periods in 2002 was primarily the result of increases in selling and marketing expenses, research and development, general and administrative expenses and the write-off of in-process research and development related to the acquisitions of Precise and Jareva in the second quarter and first quarter of 2003, respectively, partially offset by a decrease in amortization of other intangibles. Changes in currency rates, primarily due to the weakening of the U.S. Dollar versus the Euro, contributed approximately 4% and 3% to the expense growth for the third quarter and first nine months of 2003, respectively, versus the same periods in 2002. During the fourth quarter of 2003, we expect our operating margin to increase compared to the third quarter of 2003 due to the expected increase in net revenue.

Selling and Marketing

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Selling and marketing	$139.0	$122.0	14%	$384.1	$375.7	2%
As a percentage of net revenue	31%	33%		31%	34%

      Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The increase in selling and marketing expense in the third quarter and first nine months of 2003 over the same periods in 2002 is primarily the result of an increase in staffing levels primarily related to the Precise acquisition. For the fourth quarter of 2003, we expect selling and marketing expenses to increase in absolute dollars as a result of our investments in international sales and marketing efforts.

Research and Development

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Research and development	$78.0	$69.2	13%	$221.9	$202.1	10%
As a percentage of net revenue	17%	19%		18%	18%

      Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees, stock-based compensation expense and other engineering related costs. The increase in research and development expense in the third quarter and first nine months of 2003 over the same periods in 2002 is primarily the result of an increase in staffing levels. The increase in headcount is due primarily to the acquisition of Jareva in January 2003 and Precise in June 2003. We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars as a result of this investment, partially offset by an increased use of research and development personnel in India, where labor costs are lower.

General and Administrative

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
General and administrative	$38.4	$35.2	9%	$115.5	$102.9	12%
As a percentage of net revenue	9%	10%		9%	9%

      General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The increase in general and administrative expense in the third quarter and first nine months of 2003 over the same periods in 2002 is primarily the result of an increase in staffing levels, expenses associated with outside services, primarily legal and consulting, and increases in facility costs related to new facilities in Milpitas, California and Reading, UK in the first quarter of 2003. We expect general and administrative expenses as a percentage of net revenue to remain relatively stable for the remainder of 2003.

Amortization of Other Intangibles

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Amortization of other intangibles	$2.5	$18.0	(86)%	$32.9	$54.0	(39)%
As a percentage of net revenue	1%	5%		3%	5%

      Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles recorded upon the acquisitions completed during 1999 and the first and second quarters of 2003. The estimated useful life of our other intangibles is six months to five years, with the majority of intangibles being amortized over two to four years. Other intangibles related to the 1999 acquisitions were fully amortized in May 2003. We expect amortization of other intangibles in the fourth quarter of 2003 to be approximately $2.4 million per quarter because we will realize the full impact of fully amortized intangibles, partially offset by the impact of the January 2003 acquisition of Jareva and June 2003 acquisition of Precise.

In-Process Research and Development

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Write-off of in-process research and development	$—	$—	—	$19.4	$—	100%
As a percentage of net revenue	—	—		2%	—

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

      If the projects discussed above are not successfully developed, our sales and profitability may be adversely affected in future periods.

Interest and Other Income, Net

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Interest and other income, net	$16.7	$10.6	58%	$36.3	$37.5	(3)%
As a percentage of net revenue	4%	3%		3%	3%

      The increase in interest and other income in the third quarter of 2003 compared to 2002 is due to the one-time gain on the settlement of a cross currency interest rate swap. The decrease in interest and other income for the first nine months of 2003 compared to 2002 is primarily due to lower interest rates and the appreciation of the Euro against the U.S. Dollar experienced since the third quarter of 2002. This decrease was partially offset by the higher level of funds available for investment in 2003, which was generated primarily from the net cash provided by operating activities, a $2.2 million gain on the sale of one of our investments and the gain on the settlement of the cross currency interest rate swap.

Interest Expense

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Interest expense	$9.2	$7.6	21%	$24.8	$23.0	8%
As a percentage of net revenue	2%	2%		2%	2%

      For the three and nine months ended September 30, 2003, interest expense consisted of interest recorded under the 0.25% convertible subordinated notes issued in August 2003, interest recorded under the 1.856% convertible subordinated notes issued in August 1999 and partially redeemed for cash and partially converted to common stock in August 2003, interest recorded under the 5.25% convertible subordinated notes issued in October 1997 and converted to common stock in August 2003, and commencing July 2003, interest of approximately $4.1 million per quarter as a result of the adoption of Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 46, Consolidation of Variable Interest Entities, which requires us to consolidate the properties from our build-to-suit lease agreements and related debt in our financial statements. Previously, interest on the build-to-suit lease agreements was recorded as rent expense in operating expenses. We expect interest expense in the future to be approximately $4.5 million per quarter representing the interest on the 0.25% convertible subordinated notes and the interest on the build-to-suit lease agreements. For the three and nine months ended September 30, 2002, interest expense consisted primarily of interest recorded under the 1.856% and 5.25% convertible subordinated notes.

Loss on Extinguishment of Debt

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Loss on extinguishment of debt	$4.7	$—	100%	$4.7	$—	100%
As a percentage of net revenue	(1)%	—		—	—

      In August 2003 we redeemed $391.7 million of our outstanding 1.856% convertible subordinated notes for cash. In connection with this cash redemption, we recorded a loss on extinguishment of debt representing the unamortized portion of debt issuance costs at the time of redemption.

Loss on Strategic Investments

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Loss on strategic investments	$—	$—	—	$3.5	$14.8	(76)%
As a percentage of net revenue	—	—		—	1%

      With the decline in general economic conditions beginning in 2001, some of the companies in which we have invested have experienced extreme volatility and instability in their business and operating results. During the first quarter of 2003, we recognized impairment losses on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments. For the three months ended September 30, 2003, we determined that there was no further impairment, other than temporary, on our strategic investments.

Income Taxes

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Income taxes	$41.1	$16.7	146%	$95.1	$49.8	91%
As a percentage of net revenue	9%	5%		8%	5%

      Our effective tax rates for the three months ended September 30, 2003 and 2002 were 33% and 32%, respectively, and 35% and 32%, respectively, for the nine months ended September 30, 2003 and 2002. Our effective tax rates for the third quarter and first nine months of 2003 and 2002 differed from the federal statutory rate due primarily to differences attributable to acquisition-related charges, including in-process research and development, that were non-deductible for tax purposes and to foreign earnings which are taxed at rates different from the federal statutory rate.

Cumulative Effect of Change in Accounting Principle, net of tax

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Cumulative effect of change in accounting principle, net of tax	$6.2	$—	100%	$6.2	$—	100%
As a percentage of net revenue	1%	—		—	—

      We currently have three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust that has no voting rights, no employees, no financing activity other than the lease with us, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. We have determined that the trusts under the leasing structures qualify as variable interest entities for purposes of FIN 46, Consolidation of Variable Interest Entities. Consequently, we are considered the primary beneficiary and consolidated the trusts into our financial statements beginning July 1, 2003. As a result of consolidating these entities in the third quarter of 2003, we reported a cumulative effect of change in accounting principle in accordance with Accounting Principles Board Opinion, or APB, No. 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax.

New Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have a material effect on our financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The provisions of FIN 46 are to be applied no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003 for variable interest entities created before February 1, 2003 and still existing on June 15, 2003. We currently have three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust that has no voting rights, no employees, no financing activity other than the lease with us, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. We have determined that the trusts under the leasing structures qualify as variable interest entities for purposes of FIN 46. Consequently, we are considered the primary beneficiary and consolidated the trusts into our financial statements beginning July 1, 2003. As a result of consolidating these entities in the third quarter of 2003, we reported a cumulative effect of change in accounting principle in accordance with APB No. 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax. In addition, on July 1, 2003, we recorded property and equipment, net of accumulated depreciation, equal to $366.8 million, long-term debt in the amount of $369.2 million and non-controlling interest of $11.4 million for a total of $380.6 million of long-term debt on the balance sheet. Depreciation expense related to these properties is approximately $1.6 million per quarter and $4.2 million per quarter of rent expense previously classified as operating expense has been classified as interest expense in the statements of operations beginning July 1, 2003.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by us contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We do not have any guarantees or indemnification arrangements other than the indemnification clause in some of our software licenses, the guarantee on a credit facility discussed in Note 16 to our condensed consolidated financial statements and the guarantee on our three build-to-suit lease agreements for buildings in Mountain View, Roseville and Milpitas discussed in Note 17 to our condensed consolidated financial statements. We adopted FIN 45 effective January 1, 2003. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These costs include those related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 require that the liability for costs associated with an exit or disposal activity be recorded at fair value and that they be recognized when the liability is incurred rather than at the date of the commitment to an exit plan as prescribed under EITF Issue No. 94-3. SFAS No. 146 is applied prospectively for exit or disposal activities that are initiated after December 31, 2002 and accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF Issue No. 94-3. We adopted SFAS No. 146 effective January 1, 2003.

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

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $2,289.1 million at September 30, 2003 and represented 69% of our net tangible assets. Our cash, cash equivalents and short-term investments totaled $2,241.3 million at December 31, 2002 and represented 77% of our net tangible assets. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of commercial paper, medium-term notes, corporate notes, government agency securities (taxable and non-taxable), asset-backed securities and market auction preferreds.

      Operating activities, provided cash of $455.2 million for the nine months ended September 30, 2003, primarily due to net income of $168.9 million, adjusted for depreciation and amortization of $83.5 million, amortization of other intangibles, developed technology and original issue discount on convertible notes of $74.0 million, in-process research and development expense of $19.4 million, tax benefits from stock plans of $24.9 million, a decrease in accounts receivable of $31.8 million, an increase in income taxes payable of $73.2 million and an increase in deferred revenue of $39.4 million which were partially offset by deferred income taxes of $21.5 million and decreases in accounts payable of $12.1 million, accrued acquisition and restructuring costs of $19.6 million and other accrued liabilities of $10.7 million. Operating activities provided cash of $440.7 million for the nine months ended September 30, 2002, primarily due to net income of $106.7 million, adjusted for depreciation and amortization of $80.1 million, amortization of other intangibles, developed technology and original issue discount on convertible notes of $116.4 million, tax benefits from stock plans of $19.6 million, loss on strategic investments of $14.8 million, a decrease in accounts receivable of $57.5 million, an increase in income taxes payable of $60.6 million and an increase in deferred revenue of $17.7 million, partially offset by deferred income taxes of $39.4 million. We expect cash flows from operating activities to increase in the fourth quarter of 2003.

      Investing activities used cash of $446.0 million for the nine months ended September 30, 2003, primarily due to the acquisitions of Precise and Jareva, net of cash acquired, for $398.7 million and purchases of property and equipment of $58.4 million, partially offset by net sales of short-term investments of $15.3 million. Investing activities used cash of $226.8 million for the nine months ended September 30, 2002, primarily due to the net purchases of short-term investments of $135.9 million, purchases of property and equipment of $83.7 million and payment made for purchases of businesses and technologies of $7.3 million.

      Financing activities used cash of $67.1 million for the nine months ended September 30, 2003 as a result of the redemption of $391.7 million of our 1.856% convertible subordinated notes and the repurchase of $316.2 million of our common stock pursuant to a stock repurchase program, partially offset by net proceeds from issuance of convertible subordinated notes of $508.3 million and the issuance of $132.5 million of common stock under our employee stock plans. Financing activities provided cash of $80.4 million for the nine months ended September 30, 2002 as a result of the issuance of common stock under our employee stock plans.

      We continue to evaluate alternative uses of our cash including, but not limited to, exercising our purchase option for the properties subject to the build-to-suit lease arrangements, repurchasing additional amounts of our common stock and strategic acquisitions, any of which could reduce the amount of available cash and cash equivalents.

Convertible Subordinated Notes

      In August 2003, we issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013, or 0.25% notes, for which we received net proceeds of approximately $508.3 million, to several initial purchasers in a private offering.

      The 0.25% notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. The 0.25% notes are convertible, under the specified circumstances discussed below, into shares of our common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The specified circumstances under which the 0.25% notes are convertible prior to maturity are: (1) during any quarterly conversion period (which periods begin on the eleventh trading day of each fiscal quarter and end on the eleventh trading day of the following fiscal quarter) prior to August 1, 2010, if the closing sale price of our common stock for at least 20 trading days in the 30 trading day period ending on the first day of such conversion period exceeds 120% of the conversion price of the notes on that first day, (2) during the period beginning August 1, 2010 through the maturity date of the notes, if the closing sale price of our common stock is more than 120% of the then current conversion price, (3) during the five consecutive business day period following any five consecutive trading day period in which the average of the trading prices for the 0.25% notes was less than 95% of the average of the sale price of our common stock multiplied by the then current conversion rate of the notes, (4) our corporate credit rating assigned by Standard & Poor’s falls below B-(and if Moody’s has assigned a corporate credit rating to us and such rating is lower than B3) or if both such ratings are withdrawn, (5) we call the notes for redemption or (6) upon the occurrence of corporate transactions specified in the indenture governing the notes. Upon any conversion of notes by a holder, we shall have the option to satisfy the conversion obligation in shares of our common stock, in cash or a combination thereof. It is our intention to satisfy the principal portion of the obligation in cash and the remainder, if any, in shares of our common stock. On or after August 5, 2006, we have the option to redeem all or a portion of the 0.25% notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving us, holders of the 0.25% notes may require us to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon a fundamental change, we will have the option to pay the repurchase price in cash, shares of common stock or a combination thereof.

      In August 2003, all of our outstanding 5.25% convertible subordinated notes due 2004, or 5.25% notes, converted into 6.7 million shares of common stock at a conversion price of $9.56 per share. In August 2003, a portion of our outstanding 1.856% convertible subordinated notes due 2006, or 1.856% notes, converted into 0.5 million shares of common stock at an effective conversion price of $31.35 per share. The remaining outstanding principal amount of 1.856% notes was redeemed in August 2003 for $391.8 million in cash including $0.1 million of accrued interest. In connection with the redemption of the 1.856% notes for cash, we recorded a loss on extinguishment of debt of approximately $4.7 million in the third quarter of 2003 related to the unamortized portion of debt issuance costs. This charge is classified as a non-operating expense in our statement of operations.

      At September 30, 2003, we had a ratio of long-term debt to total capitalization of approximately 21%. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, we cannot assure you that we will be able to obtain alternative financing.

Commitments

Credit Facility

      During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($8.9 million USD). At September 30, 2003, no amount was outstanding. The short-term credit facility was renewed in March 2003 and is due to expire in March 2004. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate, or TIBOR, plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, one of our wholly-owned subsidiaries.

Facilities Lease Commitments

      In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. The Mountain View facility includes 425,000 square feet and is used as our corporate headquarters and for research and development functions. The Milpitas facility includes 466,000 square feet and is primarily used for research and development and general corporate functions. The Roseville facility includes 204,000 square feet and provides space for technical support and research and development functions. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, we accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, we adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and we are considered the primary beneficiary. Accordingly, we began consolidating these variable interest entities on July 1, 2003 and have included their property and equipment and long-term debt on our balance sheet at September 30, 2003 and the results of their operations in our statement of operations from July 1, 2003.

      Interest only payments under our debt agreements relating to the facilities are generally paid quarterly and are equal to the termination value of the outstanding debt obligations multiplied by our cost of funds, which is based on LIBOR using 30-day to 180-day LIBOR contracts and adjusted for our credit spread. The termination values of the debt agreements are approximately $145.2 million, $194.2 million and $41.2 million for the Mountain View, Milpitas and Roseville leases, respectively. The terms of these debt agreements are five years with an option to extend the lease terms for two successive periods of one year each, if agreed to by the financial institutions that financed the facilities, and began March 2000 for the Mountain View and Roseville facilities and July 2000 for the Milpitas facility. We have the option to purchase each of the three facilities for the aggregate termination value of $380.6 million or, at the end of the term, to arrange for the sale of the properties to third parties while we retain an obligation to the financial institutions that financed the facilities in an amount equal to the difference between the sales price and the guaranteed residual value up to an aggregate $344.6 million if the sales price is less than this amount, subject to the specific terms of the debt agreements. In addition, we are entitled to any proceeds from a sale of the facilities in excess of the termination values.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Roseville, Minnesota and Mountain View, California agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three and nine months ended September 30, 2003, our aggregate payments, including the payments on the interest rate swaps, were $4.3 million and $12.5 million, respectively. The payments for the three months ended September 30, 2003 were included in interest expense in the consolidated statements of operations in accordance with FIN 46. For the three and nine months ended September 30, 2002, our aggregate payments were $4.3 million and $12.6 million, respectively. The payments made during the six months ended June 30, 2003 and the nine months ended September 30, 2002 were classified as rent expense and included in operating expenses, in accordance with SFAS No. 13.

      We review long-lived assets related to these debt agreements for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, if we determine that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount would be compared to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the book value of the asset. If the fair value is less than the book value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses have been recorded.

      If we choose to exercise the purchase option for the properties subject to the three build-to-suit lease agreements, the aggregate purchase price would be approximately $380.6 million. Payment of the purchase price for these properties would significantly reduce the amount of cash, cash equivalents and short-term investments available for funding our research and development efforts, geographic expansion and strategic acquisitions in the future.

      The agreements for the facilities described above require that we maintain specified financial covenants, all of which we were in compliance with as of September 30, 2003. The specified financial covenants as of September 30, 2003 require us to maintain a minimum rolling four quarter EBITDA of $400.0 million, a minimum ratio of cash and cash equivalents to current liabilities of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2.25 to 1. For purposes of these financial covenants, EBITDA represents our net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges for acquisitions occurring within a four year period, less software development expenses classified as capital expenditures. In order to secure the obligations under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the acquisition and development of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

      We currently have operating leases for our facilities and rental equipment through 2023. In addition to our basic rent, we are responsible for all taxes, insurance and utilities related to the facilities. The table below shows our commitments related to our approximate minimum lease payments for our facilities and rental equipment as of September 30, 2003 (in millions):

Operating
Lease
Commitments

Three months ending December 31, 2003	$15.7
2004	50.6
2005	40.7
2006	35.6
2007	33.7
2008 and thereafter	172.6

Total commitments	$348.9

      The table above does not include payments pursuant to our three build-to-suit lease agreements which, upon adoption of FIN 46 on July 1, 2003, are now classified as long-term debt.

Acquired Technology Commitments

      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The balance outstanding of the note payable was $4.7 million as of September 30, 2003 and $5.0 million as of December 31, 2002 and is included in other long-term liabilities.

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

Factors That May Affect Future Results

      In addition to the other information in this quarterly report on Form 10-Q, you should consider carefully the following factors in evaluating VERITAS and our business.

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

      Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors outside of our control. Any significant revenue shortfall or lowered forecasts could cause the market price of our securities to decline substantially. Factors that could affect our revenue include, but are not limited to:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets or weak and uncertain economic and industry conditions;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	the possibility that original equipment manufacturers will introduce, market and sell products that compete with our products;

•	the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur later in a quarter than sales through original equipment manufacturers;

•	the timing of new product introductions by us and the market acceptance of new products, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of our sales;

•	the rate of adoption and long sales cycles of storage area networks and storage resource management technology;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism, terrorism or military actions taken by the United States or its allies.

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

Because we derive approximately 80% of our license and service revenue from sales of our data protection, file system and volume management products, any decline in demand for these products could severely harm our ability to generate revenue.

      We derive a substantial majority of our revenue from a small number of software products, including data protection, file system and volume management products. For the three and nine months ended September 30, 2003, we derived approximately 79% and 83%, respectively, of our user license fees from these core products, and a similar percentage of our service revenue from associated maintenance and technical support. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints or other factors. If our revenue derived from these software products were to decline significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, a decline in the demand for storage devices, storage software applications or storage capacity could result in a significant reduction in our revenue and adversely affect our business and operating results.

If we fail to manage our distribution channels effectively, or if our distributors and original equipment manufacturer customers choose not to market and sell our products to their customers, our sales could decline.

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

      Many of our original equipment manufacturer customers offer software products that compete with our products or have announced their intention to focus on developing or acquiring their own storage software products. For example, EMC Corp., a provider of data storage hardware, recently acquired Legato Systems Inc., which develops and markets software products that compete with our products, and announced that it has signed a definitive agreement to acquire Documentum, Inc., a provider of enterprise content management solutions. Storage hardware companies such as EMC may choose not to offer our products to their customers or limit our access to their hardware platforms. End-user customers may prefer to purchase storage software and hardware that is manufactured by the same company because of perceived advantages in price, technical support, compatibility or other issues. In addition, software vendors may choose to bundle their software, such as an operating system, with their own or other vendors’ storage software. They may also limit our access to standard product interfaces for their software and inhibit our ability to develop products for their platform.

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

      Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring and introducing new products, product updates and services on a timely basis. We must also extend the operation of our products to new platforms and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new software products and services, including software products and services for the storage area networking market and the storage resource management market. Each of these markets is new and unproven, and industry standards for these markets are evolving and changing. They also may require development of new channels. If these markets do not develop as anticipated, or demand for our products and services in these markets does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

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

      Our future success depends upon the continued service of our key management, technical and sales personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company over the years, and there may be additional departures of key personnel over time. The loss of any key employee could result in significant disruptions to our operations, and the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations and may be unsuccessful. We do not carry key person life insurance covering any of our personnel.

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

      Many of our products operate primarily on the Windows, UNIX and Linux computer operating systems. We continue to develop new products for these operating systems. We may not accomplish our development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. Our development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. If the market for a particular operating system does not develop as anticipated, or demand for our products and services in such market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

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

      We derive significant revenue from Ingram Micro, Inc., a distributor that sells our products and services through resellers. For the three and nine months ended September 30, 2003, Ingram Micro accounted for 9% and 10%, respectively, of our net revenue. If this distributor were to reduce purchases of our products or services, our revenues would decline unless we were able to substantially increase sales through other distributors or direct sales to customers. Our contract with Ingram Micro does not require them to purchase any specified number of software licenses from us. Accordingly, we cannot be sure that Ingram Micro will continue to market and sell our products at current levels.

Cooperating with the SEC in its investigation of our transactions with AOL Time Warner has required, and may continue to require, a large amount of management time and attention, as well as accounting and legal expense, which may reduce net income or interfere with our ability to manage our business.

      In response to subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/Time Warner, we have been cooperating with the SEC’s requests for information, including information relating to transactions we entered into with AOL in September 2000 and other transactions. The investigation may continue to require significant management attention and accounting and legal resources, which could adversely affect our ability to manage our business and result in significant accounting and legal expenses. If the SEC or other governmental agency were to pursue an action against us in connection with this matter, we would be required to devote additional management attention and incur additional accounting and legal expenses, which could further adversely affect our business, results of operations and cash flows.

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

      As part of our business strategy, we have in the past acquired and expect in the future to acquire other businesses, business units and technologies. Acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our business;

•	integration of acquired business operations and employees into our existing business, including coordination of geographically dispersed operations, which in the past has taken longer and was more complex than initially expected for Precise Software Solutions Ltd and other acquired companies;

•	incorporation of acquired products and business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

•	loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	assumption of liabilities of the acquired business, including costly litigation related to alleged liabilities of the acquired business;

•	presentation of a unified corporate image to our customers and our employees; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

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

      In November 2000, Seagate Technology became our subsidiary. As part of that transaction, Suez Acquisition (Cayman) Company, or SAC, acquired the operating assets of Seagate Technology. SAC assumed and agreed to indemnify us for substantially all liabilities arising in connection with Seagate Technology’s operations prior to the transaction. However, governmental organizations or other third parties may seek recourse against our subsidiary or us for these liabilities. As a result, our subsidiary could receive claims related to a wide range of possible liabilities. The main area of potential liability for our Seagate Technology subsidiary relates to tax liabilities. Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management’s attention. Moreover, if SAC is unable or unwilling to indemnify us as agreed, we could incur unexpected costs. For example, the Internal Revenue Service is currently auditing past tax returns of Seagate Technology. We can predict neither the outcome of these audits, nor the amount of any liability we might incur arising from these audits.

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

We may incur additional significant accounting charges that, individually or in the aggregate, could reduce earnings and create net losses under generally accepted accounting principles.

      We may incur additional significant accounting charges that, individually or in aggregate, could create losses under generally accepted accounting principles in future periods. Examples of these charges are:

•	Amortization of Developed Technology, Other Intangibles and Original Issue Discount on Convertible Notes. We incur significant charges related to the amortization of developed technology, other intangibles and original issue discount on convertible notes. For the quarter ended September 30, 2003, we incurred a charge of approximately $8.7 million relating to amortization of developed technology, other intangibles and original issue discount on convertible notes and expect this charge to be approximately $8.8 million for the quarter ending December 31, 2003, including the impact of our recent acquisitions. The quarterly amortization charge could increase as a result of future business combinations or impairment of our other intangibles. While we do not expect to record other intangibles impairment charges, we cannot be sure that we will not have to record impairment in the future. As of September 30, 2003, the total net carrying amount of our other intangible assets was $90.1 million;

•	Impairment of Goodwill. We do not amortize goodwill related to business combinations, but instead we test it for impairment at least annually. While we do not expect to record goodwill impairment charges, we cannot be sure that we will not have to record impairment in the future. As of September 30, 2003, the total net carrying amount of our goodwill was $1,763.1 million;

•	Loss on Strategic Investments. In the third quarter of 2001, the second quarter of 2002 and the first quarter of 2003, we recorded losses on strategic investments. Future losses will depend on the results of our quarterly reviews to determine if there has been a decline in the fair value of our strategic investments that is other than temporary. As of September 30, 2003, the total carrying amount of our strategic investments was $5.4 million;

•	Stock-based Compensation. Because the exercise price of options granted under our stock plans are generally equal to the market value of our common stock on the date of grant, we generally recognize no compensation cost for grants under our stock option plans. The FASB has voted to require companies to record a charge to earnings for employee stock option grants, but the methodology for valuing stock options and the timing for issuance of final rules have not been finalized. Any change in practice regarding accounting for stock options could result in significant accounting charges; and

•	Restructuring Charges. We regularly perform evaluations of our operations and activities. Any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Restructuring charges could also result from future business combinations. As a result of an evaluation of our facilities requirements, our board of directors approved in the fourth quarter of 2002 a restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. In connection with this restructuring plan, we recorded a restructuring charge of approximately $98.2 million during the fourth quarter of 2002. As of September 30, 2003, the total carrying amount of our facility restructure reserve was $84.3 million.

If our assumptions about our ability to terminate or sublet our facilities are incorrect, the total costs of our facilities restructuring may be larger than we anticipated.

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

      In August 2003, we issued $520.0 million of 0.25% convertible subordinated notes due 2013. In addition, in accordance with FIN 46 we recorded indebtedness of $380.6 million as of July 1, 2003, including $11.4 million of non-controlling interest, relating to three build-to-suit lease arrangements, commonly referred to as synthetic leases, for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We will need to generate substantial amounts of cash from our operations to fund interest payments and to repay the principal amount of debt when it matures or is redeemed, while at the same time funding capital expenditures and our other working capital needs. If we do not have sufficient cash to pay interest or principal on our debts as they come due, we could be in default of those debts. For example, if we do not make timely payments, our debts could be declared immediately due and payable, in which event we would be required to immediately repay the debts in their entirety. A default could result in a reduction of our credit rating and make it more difficult for us to raise capital and adversely affect the trading price of our common stock. In addition, repayment of our debts upon a default would significantly reduce the amount of cash, cash equivalents and short-term investments available for funding our research and development efforts, geographic expansion and strategic acquisitions in the future. Our outstanding debt could also increase our vulnerability to adverse economic and industry conditions by making it more difficult for us to raise capital if needed.

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our revenues could be harmed.

      We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the proprietary information controls and procedures in place that we need to protect our proprietary information adequately. In addition, because we license the source code for some of our products to third parties, there is a higher likelihood of misappropriation or other misuse of our intellectual property. We also license some of our products under shrink-wrap license agreements that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain or use information that we regard as proprietary.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling products.

      From time to time, we receive claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent and copyright infringement claims. We have received several trademark claims in the past and may receive more claims in the future from third parties who may also be using the VERITAS name. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

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

      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be adversely affected by a number of factors, including:

•	announcements of our quarterly operating results or those of our competitors or our customers;

•	rumors, announcements or press articles regarding changes in our management, organization, operations or prior financial statements;

•	inquiries by the SEC, NASDAQ, law enforcement or other regulatory bodies;

•	changes in earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	gain or loss of a significant customer;

•	announcements of new products by us, our competitors or our original equipment manufacturer customers; and

•	acts of terrorism, the threat of war and economic slowdowns in general.

      The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

      We transact business in various foreign currencies and have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at September 30, 2003 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of September 30, 2003 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of September 30, 2003, all forward contracts mature in 35 days or less (in thousands):

	Local Currency
	Contract Amount

					Fair Marke)t
			Contract Amount		Value at
					September 0,3
					2003
					(US$

Contracts to Buy US $
British pound	5,000.0	GBP	8,283.7	USD	37.9
Euro	12,891.0	EUR	14,783.2	USD	259.4
Indian rupee	258,700.0	INR	5,698.2	USD	(44.8)
Mexican peso	10,246.0	MXN	932.8	USD	(1.8)
Contracts to Sell US $
Brazilian real	7,000.0	BRL	2,348.2	USD	(43.7)
Canadian dollar	7,400.0	CAD	5,457.6	USD	(24.7)
Contracts to Buy Euro €
Australian dollar	812.0	AUD	475.8	EUR	(1.5)
British pound	628.0	GBP	906.6	EUR	5.9
Danish krona	1,535.0	DKK	206.7	EUR	—
Malaysian ringgit	1,924.0	MYR	452.9	EUR	(20.7)
South African rand	2,284.0	ZAR	275.9	EUR	6.4
South Korean won	579,900.0	KRW	441.2	EUR	(9.5)
Swedish krona	11,900.0	SEK	1,327.8	EUR	(15.6)
United States dollar	8,104.0	USD	7,070.3	EUR	(136.1)
Contracts to Sell Euro €
British pound	45,640.0	GBP	65,899.6	EUR	897.8
Hong Kong dollar	4,780.0	HKD	537.6	EUR	9.4
Indian rupee	136,200.0	INR	2,562.4	EUR	12.5
Japanese yen	2,274,000.0	JPY	17,741.8	EUR	283.1
Singapore dollars	4,390.0	SGD	2,209.5	EUR	37.3
UAE dirham	14,824.0	AED	3,513.0	EUR	58.8
Contracts to Buy GBP £
United States dollar	4,720.0	USD	2,853.0	GBP	(25.1)

      In September 2000, we entered into a three-year cross currency interest rate swap transaction, or swap, for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an intercompany loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the inter-company loan will be swapped for U.S. dollar-fixed principal and interest payments. As of September 30, 2003, the intercompany loan was paid in full and the derivative financial instrument was settled.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of our build-to-suit agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If our credit spread remains consistent and other critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If our credit spread changes or other critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of September 30, 2003, the fair value of the interest rate swaps was $(9.4) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements. This hedge was deemed to be highly effective as of September 30, 2003. On July 1, 2003, we began accounting for our variable interest rate debt in accordance with FIN 46. In accordance with SFAS No. 133, we had designated the interest rate swap as a cash flow hedge of rent expense. However, with the adoption of FIN 46, we redesignated the interest rate swap as a cash flow hedge of variability in interest expense, and it remains highly effective with all changes in the fair value included in other comprehensive income.

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

      Long-term debt consists of $520.0 million of our 0.25% convertible subordinated notes due August 1, 2013 and $380.6 million of our long-term debt. The nominal interest rate on the convertible subordinated notes is fixed and the notes provide for semi-annual interest payments of approximately $0.7 million each February 1 and August 1, beginning February 1, 2004. The notes are convertible, under specified conditions, into shares of our common stock unless previously redeemed or repurchased and are subject to adjustment under the terms of the notes. The long-term debt consist of the three build-to-suit agreements. The interest rates on the build-to-suit agreements are variable based on a 3-month LIBOR plus a credit spread and provide for quarterly interest payments in January, April, July, and October.

      The following table presents the amounts of our cash equivalents, investments and long-term debt, according to maturity date, that may be subject to interest rate risk and the average interest rates as of September 30, 2003 by year of maturity (in thousands, except percentages):

	Amortized Cost

		Due in			2002
		2004 and		2003	Amortized
	Due in 2003	Thereafter	Total	Fair Value	Cost

Cash equivalents and short-term investments:
Fixed rate	$249,781	$968,741	$1,218,522	$1,222,461	$1,778,702
Average fixed rate	1.36%	2.22%	2.04%	2.05%	2.26%
Variable rate	$391,809	$128,076	$519,885	$519,975	$288,575
Average variable rate	1.23%	2.51%	1.55%	1.55%	1.73%
Total cash equivalents and short-term investments	$641,590	$1,096,817	$1,738,407	$1,742,436	$2,067,277
Average rate	1.28%	2.25%	1.90%	1.90%	2.18%
Long-term debt:
Fixed rate	$—	$520,000	$520,000	$520,000	$460,252
Average fixed rate	—	0.25%	0.25%	0.25%	6.33%
Variable rate (1)	$—	$380,632	$380,632	$380,632	$—
Average variable rate	—	2.39%	2.39%	2.39%	—

(1)	$186.4 million of the variable rate long-term debt is, in effect, a fixed rate as the result of the interest rate swaps entered into by the Company. Including the effect of these interest rate swaps, the average fixed rate would be 6.11%.

Equity Price Risk

      We have made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that was other than temporary. During the nine months ended September 30, 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of the investments that were other than temporary. The losses represented write-downs of the carrying amount of our investments and were determined by using, among other factors, an investee’s significant decline in stock value, its inability to obtain additional private financing and the uncertainty of its financial conditions. As of September 30, 2003, we determined that there was no further impairment in these investments. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

      Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of September 30, 2003 and concluded that our disclosure controls and procedures were effective for the purposes for which they were designed.

Internal Control over Financial Reporting

      Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of September 30, 2003, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the three month period ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      On October 23, 2001, Storage Computer Corporation initiated litigation against VERITAS in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging we infringe two of their US patents. We have denied all material allegations in the complaints, have filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and have alleged their infringement of one of our patents. Storage Computer Corporation is seeking damages of approximately $50.0 million, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. We believe that we have numerous defenses and counterclaims relative to the claims of infringement and the damages claims asserted against us and intend to vigorously defend this action. The trial date scheduled for November 2003 was recently stayed by the court pending the outcome of both parties’ summary judgment motions.

      We are also party to various other legal proceedings that have arisen in the ordinary course of our business. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on the our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

(b)	Reports on Form 8-K

Date of
Report	Item(s)	Description

6/30/03	2, 7	VERITAS announced the closing of its acquisition of Precise Software Solutions Ltd.
7/28/03	5, 7	VERITAS announced its redemption of its outstanding convertible subordinated notes and its authorization for a stock repurchase.
7/28/03	5, 7	VERITAS announced a new offering of convertible subordinated notes and the pricing of the convertible notes.
8/18/03	5	VERITAS announced the completion of the redemption of two series of convertible subordinated notes and an increase in the authorized number of shares to be repurchased by the company.
8/25/03	5, 7	VERITAS announced the closing of the sale of an additional amount of convertible subordinated notes.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2003.

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