Form 10-K
period 2003-12-31
VERITAS SOFTWARE CORP /DE/
filed 2004-06-14
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-26247

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

Common Stock, $0.001 par value per share;
Preferred Share Purchase Rights

         Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑    No ☐

         The aggregate market value of the Registrant’s common stock, $0.001 par value per share, held by non-affiliates of the Registrant on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was $12.2 billion (based on the closing sales price of the Registrant’s common stock on that date). Shares of the Registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of May 28, 2004, 431,842,356 shares of the Registrant’s common stock were outstanding.

VERITAS SOFTWARE CORPORATION

VERITAS, the VERITAS logo and all other VERITAS names are trademarks or registered trademarks of VERITAS Software Corporation or its affiliates in the United States and other countries. Other names may be trademarks of their respective owners.

     This annual report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, financial outlook, commitments under existing leases, research and development initiatives, sales and marketing initiatives and competition. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section captioned “Factors That May Affect Future Results” appearing in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

PART I

Item 1.	Business

Restatement of Consolidated Financial Statements

      We have restated our financial statements for the years ended December 31, 2002 and 2001, including the corresponding interim periods for 2002 and 2001, and the interim periods ended March, June and September 2003. We have also revised our previously announced financial results for the fourth quarter and year ended December 31, 2003. Except as otherwise stated, all financial information contained in this annual report on Form 10-K gives effect to this restatement and revision. For information concerning the background of these matters, the specific adjustments made and management’s discussion and analysis of our results of operations for periods giving effect to the restated results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations,” “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements.

Overview

      VERITAS Software Corporation is a leading independent supplier of storage and infrastructure software products and services. Our software products operate across a variety of computing environments, from personal computers, or PCs, and workgroup servers to enterprise servers and networking platforms in corporate data centers to protect, archive and recover business-critical data, provide high levels of application availability, enhance and tune system and application performance and enable recovery from disasters. Our solutions enable businesses to reduce costs by efficiently and effectively managing their information technology, or IT, infrastructure as they seek to maximize value from their IT investments. We offer software products focused on three areas:

•	Data Protection: products for ensuring the protection, retention and recovery of data using both disk and tape media.

•	Storage Management: products for optimizing storage hardware utilization, simplifying administration for environments with diverse computer hardware and software architectures and enabling high performance and continuous availability of mission-critical applications.

•	Utility Computing Infrastructure: products for managing IT service levels for high availability, high performance and process automation.

      We develop and sell software products for the most widely-used operating systems, including various versions of Windows, UNIX and Linux. We also develop and sell software products that support a wide variety of servers, storage devices, databases, applications and network equipment. Our customers include many leading global corporations and small and medium-sized enterprises located around the world and operating in a wide variety of industries. In addition to our software products, we also provide a full range of services to assist customers in assessing, architecting, implementing, supporting and maintaining their storage and infrastructure software solutions.

      Our product strategy is to meet the data storage, system availability and performance needs of our customers, while remaining at the forefront of innovation to support our customers’ long-term requirements by providing the building blocks for utility computing. Utility computing is a computing model that delivers IT as a measurable service, aligned with business needs and capable of adapting to changing demands. We offer a building block approach that allows our customers to evolve to a utility computing model in an evolutionary and modular fashion while leveraging their existing IT investments.

      In 2003, we completed the acquisitions of Precise Software Solutions Ltd. and Jareva Technologies, Inc. These strategic acquisitions provided us with essential components for utility computing, including software that monitors, analyzes and improves the performance of application infrastructure, and automated server provisioning technology that allows businesses to automatically deploy additional servers without manual intervention. In January 2004, we acquired Ejasent, Inc. to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application, to our growing utility computing portfolio.

      With revenue of $1.75 billion in 2003, VERITAS ranks among the top 10 software companies in the world and, as of December 31, 2003, had 6,518 employees in 39 countries. We were incorporated in Delaware in October 1998. Our predecessor company was originally incorporated in California in 1982 and reincorporated in Delaware in 1997. Our principal offices are located at 350 Ellis Street, Mountain View, California 94043, and our telephone number at that location is (650) 527-8000. Our home page on the Internet is at http://www.veritas.com.

Products

      VERITAS offers a wide range of leading software products that are broadly categorized into data protection, storage management and utility computing infrastructure solutions. Demand for our software products and services is driven by the ever increasing quantity of data being collected and the need for data to be protected and accessible at all times, particularly in the event of a disaster. Other factors driving demand include the rapid increase in the number of Internet users and companies doing business online, the continuous automation of business processes, increased pressures on companies to lower storage and server management costs and increase the utilization and performance of existing heterogeneous IT assets and the increasing scrutiny on document retention and regulatory compliance. Our products offer our customers scalability for managing the rapid growth of data and the increasing complexity and size of IT environments.

Data Protection

      We offer software products designed to protect, back up, archive and restore data across a broad range of computing environments from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers. Our data protection products protect and recover data on servers and for clients running most major operating systems and databases. These products integrate to provide solutions to manage data throughout its lifecycle — from creation to disposal, both onsite and offsite, across all levels of the storage hierarchy — including disk, tape and optical storage media. Our data protection products include:

Product Set	Description

VERITAS NetBackup	VERITAS NetBackupTM software is designed to deliver enterprise-class data protection for the most complex UNIX, Windows, Linux and NetWare environments, including corporate data centers, network attached storage and storage area network environments. It gives organizations the ability to manage all aspects of backup and recovery and allows consistent backup policies to be deployed across the enterprise. NetBackup software provides application- and database-aware backup and recovery solutions for certain data-intensive applications and all major databases. NetBackup software incorporates many advanced capabilities including disk-based data protection and multiple snapshot-based technologies for rapid recovery and improved backup performance. The product is tiered to provide solutions for a range of customers, from Global 1000 companies to medium-sized businesses and remote offices. In addition to the base product, the NetBackup product family includes options that provide advanced capabilities for disaster recovery, avoiding downtime during backups and restores, migrating data to cheaper storage media, protecting desktop and laptop PCs and monitoring and reporting from remote sites.

VERITAS Backup Exec	VERITAS Backup ExecTM software is designed to provide scheduled and automated data backup and restore functions for small- to medium-sized businesses or departments in larger corporations. VERITAS Backup Exec for Windows Servers supports Windows Server 2003, Windows Storage Server 2003, Windows Small Business Server, Windows NT, Windows 2000, Windows XP and Windows 98/ME. Backup Exec software has an array of options to provide disaster recovery and to protect data contained in applications such as Microsoft Exchange, Microsoft SQL and Lotus Domino. In addition to the base product, the Backup Exec family includes options that provide advanced data backup and restore capabilities. VERITAS Backup Exec for NetWare is designed to provide backup and restore functions for Novell NetWare environments, including support for NetWare 6.5, and has an array of options to protect data contained on remote NetWare, Windows NT, Windows 2000 and Windows 2003 servers.

Storage Management

      We offer products for optimizing storage resource utilization, simplifying administration of heterogeneous environments and providing continuous availability of mission-critical applications and data. These products are designed for most UNIX, Linux and Windows servers, and include replication and a storage resource management suite. They are offered in both standalone and application solutions, as agents and options, and are often combined with our utility computing infrastructure and data protection products to deliver high levels of availability and performance. Our storage management products include:

Product Set	Description

Online Storage Management	VERITAS online storage management solutions are based on VERITAS Volume Manager and VERITAS File System, which are the major components in VERITAS Storage FoundationTM product. VERITAS Volume Manager is a storage virtualization technology that provides online disk storage management for UNIX, Linux and Windows servers as well as storage network devices. By creating virtual storage devices from physical disks and disk arrays, VERITAS Volume Manager removes the physical limitations of disks so administrators can dynamically allocate resources where they are needed most. VERITAS File System provides superior performance, data integrity, online manageability and fast recovery from operating system failure or disruption for UNIX and Linux servers. We offer integrated suites of these solutions, which improve performance, availability and manageability of databases and other mission-critical business application environments like Oracle, IBM DB2, Sybase and Microsoft SQL Server and Exchange.

Replication	VERITAS replication products ensure that enterprise-class application data is consistently and continuously recoverable. VERITAS Volume Replicator is a robust, flexible and multi-platform data replication tool designed for enterprise disaster recovery. VERITAS Storage Replicator for Microsoft Windows duplicates files or file systems at multiple locations for complete data protection or information distribution. It is used for centralizing branch office data to data centers for backup and disaster recovery and publishing file system content from one to many servers. We also supply various point-in-time copy features for application data on local disks.

Storage Resource Management	VERITAS storage resource management solutions are focused on reducing storage management costs by optimizing storage resource utilization and simplifying administration. VERITAS SANPoint ControlTM software is a centralized management tool designed for enterprise-class storage and storage area networks. It provides information on storage assets, centralized control of heterogeneous environments and automation of complex configuration tasks across multiple operating systems. VERITAS Storage Reporter is a centralized reporting tool that provides information on how storage assets are being used within a business and application context. VERITAS StorageCentralTM software is a storage resource management tool that automatically controls Windows storage. It increases control of Windows server environments to ensure that only business-appropriate files are being stored on corporate resources.

Utility Computing Infrastructure

      Our utility computing infrastructure products include tools for managing application availability and performance service level agreements, maximizing server and storage utilization and automating IT processes for enterprise data centers. These products include clustering/ high availability, application performance management and centralized service level management functionality. These products also include capabilities to measure and report costs incurred and standardized Web-based interfaces that reduce administrative costs. Our utility computing infrastructure products include:

Product Set	Description

Clustering/ High Availability	Clustering/high availability products include VERITAS Cluster Server, VERITAS Storage Foundation/HA, VERITAS Database Edition/HA and VERITAS Database Edition Advanced Cluster for Oracle 9iRAC, and provide high availability for heterogeneous servers. These products use clustering and application workload management technology to automate server failover in the event of planned or unplanned downtime, distribute application workload to maximize efficiency and performance and are designed to meet local area, campus or wide area IT datacenter availability requirements. VERITAS Global Cluster Manager adds an easy to use Web-based interface to manage failover scenarios across geographically distributed sites and centrally monitor application up-time. Using automated server provisioning, VERITAS OpForceTM software automates server discovery and deployment, provisioning servers to meet varying workload demand and reduce administrative cost. These products are supported across multiple operating systems, database vendors and many major software applications.

Application Performance Management	VERITAS i3TM products optimize application performance by rapidly detecting, correlating, diagnosing and enabling correction of application performance problems. This software enables application managers to monitor transactions in real-time as they traverse the IT infrastructure. i3 software is available for all major application environments including J2EE, Oracle applications, PeopleSoft, SAP, Siebel and Web-based applications. i3 software also provides in-depth database performance analysis tools for databases such as Oracle, IBM DB2 and Microsoft SQL Server.

Service Level Management	VERITAS CommandCentralTM software is a centralized management Web portal that enables service level management for IT departments and their customers through a “business” measurement of IT operations and process automation. CommandCentral software enables customers to create service levels, map them to business units or departments, measure and report on IT resource consumption by the department or business unit and allocate cost of resource usage, which are integral elements of utility computing. CommandCentral Service is integrated with VERITAS data protection, storage management and utility computing infrastructure products and can collect information from third-party vendor products as well.

      For information regarding revenue and long-lived assets by geographic areas, see Note 21, “Segment Information” in the Notes to Consolidated Financial Statements. For information regarding the amount and percentage of our revenue contributed in each of our product categories, our practices regarding working capital requirements and our financial information, including information about geographic areas in which we operate, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Services

      We provide a full range of services to assist our customers in assessing, architecting, implementing, supporting and maintaining their storage and infrastructure software solutions. Our global services organization provides customers with maintenance and technical support, consulting and education services.

Maintenance and Technical Support

      We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success in increasing the adoption rate of our solutions. Most of our customers have maintenance and technical support agreements with us that provide for fixed fee, renewable annual maintenance and technical support, consisting of technical and emergency support, bug fixes and product upgrades. Our customers can choose from a variety of support packages to address their specific needs, ranging from one-time incident charges to comprehensive support services with a dedicated single point of contact at VERITAS. We offer seven-day a week, 24-hour a day telephone support, as well as e-mail customer support. In addition, through our “Business Critical” service, we provide our enterprise customers with support account management, emergency fly-to-site capability and specialized reporting. Some of the value-added resellers, system integrators and original equipment manufacturers that offer our products also provide customer technical support for our products through a frontline/backline arrangement whereby the partner handles the initial customer contact, the frontline, and we provide secondary support and engineering assistance, the backline.

Consulting

      We offer our customers a full suite of consulting services, ranging from basic product selection and implementation engagements to more complex strategic and analytical services like business continuity readiness assessments and disaster recovery planning. These services help our customers plan for the management and control of enterprise computing in their specific computing environments, including storage area network environments.

Education Services

      We have a worldwide customer education organization that offers structured training to our customers. The focus of this organization is aligned with our strategy to offer end-to-end software solutions by providing instruction from highly experienced education professionals either at the customer location or in one of our multi-platform classrooms. The training helps our customers optimize their investments in technology and technical personnel through access to high quality, comprehensive instruction.

Marketing, Sales and Distribution

      We sell and market our products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers, or VARs, distributors, systems integrators, or SIs, and original equipment manufacturers, or OEMs. Our customers include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries.

      Direct Sales to End-Users, and VARs. One of our primary methods of distribution to end-users is through our direct sales, services and technical support organizations that market our products and services throughout the world. Many of our products involve a consultative, solution-oriented sales model that uses the collaboration of technical and sales personnel to propose solutions to specific customer requirements, often in conjunction with hardware, software and managed services providers. We focus our initial sales efforts on senior executives and IT department personnel who are responsible for a customer’s business initiatives and data center management. We complement our direct sales efforts with indirect sales channels such as resellers, VARs, distributors and SIs. Single and multiple tier distribution channels are important in our global expansion strategy and are the primary channels for addressing the small to medium-sized enterprise market. We will continue to invest in programs that train and enable our channel partners to market our technologies and utility computing capabilities. We provide our software products to our channel partners and customers under non-exclusive license agreements, including shrink-wrap or click-wrap licenses for some products, without transferring title of our software products.

      Other Indirect Channels. An important element of our sales and marketing strategy is to continue to expand our relationships with third parties, including our strategic partners, to increase market awareness, demand and acceptance of our products. Our strategic partners generate and qualify sales leads, recommend our solutions which interoperate with their products or are related to their value-added services, bring us into opportunities and complete transactions through distribution rights granted by us. We may enter into distribution arrangements for our products with our strategic partners, including granting rights to integrate or bundle our products with the partner’s products and services. Some of our strategic partner relationships include:

•	Independent Software Vendors: We collaborate with and license our software to independent software vendors, or ISVs, including enterprise application software, database, infrastructure and other packaged application software vendors. Some of our significant ISV partners include Amdocs, BEA Systems, Inc., Novell, Oracle, SAP and Sybase, Inc. Application vendors can exert significant influence on our joint customers’ buying decisions, so we will continue to develop strong, market-oriented relationships with certain ISVs, including joining and investing in their partner programs and demonstrating customer value for our joint solutions. We build, maintain and promote certain application program interfaces within our products that allow interoperability between our products and the ISVs’ products. We also market ISV agents, options and extensions that are specifically built to allow interoperability with or optimal performance of our products and ISV products. ISVs may incorporate our product into their product, bundle our products with their products, serve as authorized resellers of our products or use VERITAS with their own products to provide hosted services. Under these arrangements, ISVs are not obligated to sell our products or services.

•	System Integrators and Managed Services Providers: We collaborate with system integrators, or SIs, who may refer their customers to us, utilize us as a subcontractor in some situations, build standard and customized solutions with our products or use our products to deliver hosted services as well as outsourced services. SIs use our products and services in conjunction with optimizing their client’s investment in high-end transactional applications and related hardware. Some of our SI relationships include IBM Global Services, Accenture Ltd, Electronic Data Systems Corporation, Computer Sciences Corporation, Cap Gemini Ernst & Young Group and BearingPoint, Inc. Some SIs are authorized resellers of our products and some use our products and services to deliver consultative services or managed services. Under these arrangements, SIs and managed services providers are not obligated to use or sell our products or services.

      In general, we receive a fee for each sublicense of our products granted by our partners. In some cases, we grant rights to distribute promotional versions of our products, which have limited functionality or limited use periods, on a non-fee basis. We enter into both object-code only and, when appropriate, source-code licenses of our products. We do not transfer title of our software products to our customers.

      Original Equipment Manufacturers. Another important element of our sales and marketing strategy involves our strategic relationships with OEM partners. These OEM partners may incorporate our product into their products, bundle our products with their products, endorse our products in the marketplace or serve as authorized resellers of our products. Our OEM partners with whom we generate the greatest distribution and sales of our products include Dell Products L.P., Hewlett-Packard Company, International Business Machines Corporation (or IBM), Microsoft Corporation and Sun Microsystems, Inc. In addition, we have recently entered into strategic relationship with other OEMs, including Cisco Systems, Inc., Fujitsu Ltd., Hitachi Ltd., Intel Corporation, Network Appliance, Inc. and Unisys Corporation. In order to reach new markets and extend the value of our OEM partners, some of our partners may have additional rights to our products and services. These include using VERITAS in a hosted services environment, integrating our support services with their own support services, thereby providing combined services to our joint customers; or reselling our packaged as well as our custom consulting services. These licensing and services rights allow our partners’ customers to maximize their system availability, performance and utilization through optimal configurations and reliable installations. In general, our OEM partners are not obligated to sell our products or services under these arrangements and are not obligated to continue to include our products in future versions of their products.

      Other Important Relationships. In addition to the channels of distribution and strategic relationships described above, we also maintain important relationships with various technology partners. Over 100 established and emerging companies, specializing in storage management, data protection or utility computing infrastructure, participate in our technology partner program and interoperability lab services, some gaining access to software development kits, special purpose testing programs and protocols, as well as development support services. By providing configuration guidance to the market, we help reduce customer’s implementation time and the total cost of ownership of our products. We support a large and diverse number of hardware and software technology vendors, and, as a leader in storage and infrastructure software, we make significant contributions to industry standards and support them through our technology partner program, an approach consistent with our core strength in heterogeneous, open computing. Some technology partners integrate and distribute our products under licensing arrangements as bundled solutions for vertical markets such as telecommunications, finance and healthcare. Under these arrangements, technology partners are not obligated to sell our products.

Customers

      Our software solutions are used by customers in a wide variety of industries, including many leading global corporations and small and medium-sized enterprises around the world, as well as by various governmental entities. In 2003, 2002 and 2001, no end-user customer accounted for more than 10% of our net revenue. In 2003 and 2001, no distributor accounted for more than 10% of our net revenue. In 2002, a distributor that sells our products and services through resellers accounted for approximately 11% of our net revenue.

Competition

      The principal markets in which we compete are data protection, file system and volume management, clustering, replication, storage resource management, storage area network management, automated server provisioning, application performance management and centralized service level management. These markets are intensely competitive and rapidly changing. Our future anticipated growth and success will depend on our ability to develop superior products more rapidly and less expensively than our competitors, to educate potential customers as to the benefits of licensing our products rather than relying on alternative products and technologies and to develop additional channels to market.

      Many of our strategic partners, including EMC Corporation, Hewlett-Packard, IBM, Microsoft, Oracle Corporation and Sun Microsystems, offer software products that compete with our products or have announced their intention to focus on developing or acquiring their own storage and enterprise management software products. While we may compete with these companies for a share of the market, some also resell our products, and in some cases incorporate our technology into their products or solutions. We also may be involved with them in collaborative efforts to address interoperability issues and to set standards for evolving technology.

      In addition, we compete with hardware and software vendors that offer data protection products, file system and volume management products, clustering and replication products, storage area networking management solutions, automated server provisioning solutions and centralized service level management products. We compete with software vendors that offer application performance management solutions and systems management companies that are integrating storage resource management functions into their platforms. Some of our products also compete with enterprise management vendors, including BMC Software, Inc., Computer Associates International, Inc., Mercury Interactive Corporation and Quest Software, Inc.

      The principal competitive factors in our industry include product functionality, product integration, platform coverage, price, ability to scale, worldwide sales and marketing infrastructure and global technical support. Although some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base, we believe we compete favorably on the basis of each of these competitive factors relative to our competitors. We believe that our unique position as an independent software provider, strategy for utility computing infrastructure, hardware independent solutions and proven data protection and storage software market leadership, give us an advantaged position in the market.

      Our future anticipated growth and success will depend on our ability to continue to develop products more rapidly than and superior to those of our competitors, educate potential customers as to the benefits of licensing our products rather than purchasing or using competing technologies and develop additional channels to market. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products to compete with our products. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional competition from these companies in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect our business and operating results.

Seasonality

      As is typical for many large software companies, our business is seasonal. Software license orders are generally higher in our fourth fiscal quarter and lower in our first fiscal quarter, with a significant decline in license orders in the first quarter of a fiscal year when compared to license orders in the fourth quarter of the prior fiscal year. In addition, we generally receive a higher volume of software license orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Software license revenues generally reflect similar seasonal patterns but to a lesser extent than license orders because not all orders received during a quarter are shipped during that quarter, and license revenue is not recognized until an order is shipped and other revenue recognition criteria are met.

Unfilled License Orders and Deferred Revenue

      At the end of any quarter, we typically have unfilled license orders. Because we generally ship our software products within 30 days after acceptance of customer orders and revenues in a given quarter are generally dependent upon the amount of customer orders received during such quarter, we do not believe that unfilled license orders are a consistent or reliable indicator of future results.

      Unfilled license orders represent cancelable and non-cancelable license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. Our customers generally do not cancel orders for our software products. Unfilled license orders, which represent an unaudited operating measure, were approximately $96 million and $76 million at December 31, 2003 and 2002, respectively.

      Deferred license revenue represents license orders for our software products that have been billed to and paid by the customer and for which revenue has not yet been earned, but is generally earned within the next year. Deferred license revenue was approximately $12 million and $2 million at December 31, 2003 and 2002, respectively.

      Our unfilled license orders and quarterly license revenue will vary, depending primarily on the amount and timing of orders received and orders shipped. For additional information regarding factors that affect the timing of the recognition of software license revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Delivery of Software Products.”

      Total deferred revenue includes, in addition to deferred license revenue described above, deferred services revenue related to maintenance and technical support contracts and professional services training and consulting contracts. Deferred service revenue, which in the case of maintenance and technical support is generally recognized over the maintenance and support period of twelve months, or in the case of professional services, training or consulting services is generally recognized over the period the specific services are rendered, was approximately $387 million and $260 million at December 31, 2003 and 2002, respectively.

Research and Development

      Our research and development efforts have been directed toward developing new products for UNIX, Linux and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as application performance management, server provisioning and centralized service level management.

      Our major research and development initiatives include:

•	Continued focus on operating system platform expansion. We have successfully ported the majority of our traditional storage software and enterprise data protection products to UNIX, Windows and Linux and are seeing increased acceptance of new platform offerings in the marketplace. In particular, we are increasing our investment in products for servers based on Intel architecture that we believe will be important to future data center architectures.

•	New utility computing infrastructure products, including server provisioning, clustering, application performance management and service level management. Our current product offerings contain many best-of-class products that serve as building blocks that enable customers to adopt a utility computing model. These products are also unique in their level of heterogeneous platform, application and database support. Future investment is focused on both creating new best-in-class building blocks as we better understand customer utility computing requirements and increasingly integrating these components to provide solution suites that automate IT processes, enable dynamic reconfiguration of the data centers and define, measure and enforce service level agreements.

•	Replication, storage resource management embedded storage networking software and next generation virtualization technology. During 2003, we saw increased acceptance of our replication and storage resource management solutions. Our unique replication approach enables customers to implement data recovery solutions at a much lower cost than traditional array-based approaches and we are increasingly integrating this function into our clustering and data protection technologies to simplify customer deployments. Our focus in storage resource management is to develop, acquire and integrate technology into a single suite for both storage area network management and business level reporting for data centers, and to increase distribution of low-end solutions for high volume servers in medium-sized businesses and remote offices. We also have formal development partnerships with Cisco Systems, Inc. and Brocade Communications Systems, Inc. in which we are embedding our industry leading volume management and replication software in their networking devices. Lastly, we are developing a new architecture for our volume manager that helps customers manage storage across a large number of servers.

•	New data protection technologies for disk-based data protection, regulatory compliance and disaster recovery. NetBackup 5.0, released in the fourth quarter of 2003, added significant new capabilities that enable customers to leverage increasingly inexpensive disk technology to protect their data as a complement to traditional tape based methodologies. We also announced an archiving product in the fourth quarter of 2003, the Data Lifecycle Management Option, that helps existing NetBackup and Backup Exec customers comply with corporate governance and industry regulations for long-term data retention and reporting. The development for this product is complete and we commenced shipment of this product in the first quarter of 2004. Both of these areas will continue to be priorities for new technology development and we will increasingly integrate these products and our storage management offerings into comprehensive solutions for data lifecycle management.

•	Local language support. We continue to focus on providing local language support for our traditional storage software and enterprise data protection products to increase the acceptance of these products in international markets.

      We had research and development expenses, exclusive of in-process research and development associated with acquisitions, of $301.9 million in 2003, $274.9 million in 2002 and $240.5 million in 2001. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development. Our future success will depend in large part on our ability to enhance existing products, respond to changing customer requirements and develop and introduce new products in a timely manner that keep pace with technological developments and emerging industry standards. We continue to make substantial investments in new products, which may or may not be successful. We may not complete these research and development efforts successfully and, therefore, future products may not be available on a timely basis or achieve market acceptance.

Intellectual Property Rights

Protective Measures

      We regard some of the features of our internal operations, software and documentation as proprietary and rely on copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual and other measures to protect our proprietary information. Our intellectual property is an important and valuable asset that helps enable us to gain recognition for our products, services and technology and enhance our competitive position.

      As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and license agreements with respect to our software, documentation and other proprietary information. These license agreements are generally non-transferable and have a perpetual term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment and networks.

Trademarks, Patents and Copyrights

      VERITAS and the VERITAS logo are trademarks or registered trademarks in the United States and other countries. In addition to VERITAS and the VERITAS logo, we have used, registered and/or applied to register other specific trademarks and service marks to help distinguish our products, technologies and services from those of our competitors in the U.S. and foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad. The duration of our trademark registrations varies from country to country and in the U.S., we generally are able to maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use.

      We have a number of U.S. and foreign issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.

      Our products are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. We generally take measures to label such products with the appropriate proprietary rights notices and actively are enforcing such rights in the U.S. and abroad. However, these measures may not provide sufficient protection, and our intellectual property rights may not be of commercial benefit to us or the validity of these rights may be challenged. While we believe that our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.

Employees

      As of December 31, 2003, we had 6,518 employees, including 1,848 employees in research and development, 3,727 in sales, marketing, consulting, customer support and strategic initiatives and 943 in general and administrative services. We expect to hire additional employees in 2004, particularly in research and development and in sales, marketing, consulting and customer support. We have not entered into any collective bargaining agreements with our employees and believe that our relations with our employees are good. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Other Information

      Our Internet website is located at http://www.veritas.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not incorporated into this annual report.

      The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as VERITAS, that file electronically with the SEC. The SEC’s Internet site is located at http://www.sec.gov.

Item 2.	Properties

      Our properties consist primarily of leased office facilities for sales, research and development, consulting and administrative personnel. Our corporate headquarters consist of approximately 425,000 square feet located in Mountain View, California. Most of our facilities are occupied under leases that expire at various times through 2022. The table below shows the approximate square footage of the facilities that we leased as of December 31, 2003 in the U.S. and abroad, excluding approximately 32 executive suites in North America, 16 in Europe, 10 in Asia and one in South America.

Approximate Total
Location	Square Footage(1)

United States	2,041,113
Canada	43,090
Europe/Middle East/Africa	422,387
Asia/ Australia	278,411
South America	15,091

Total	2,800,092

(1)	Total square footage excludes approximately 63,003 square feet of space in the U.S. and 28,515 square feet of space in Europe that we sublease to third parties.

      We believe our existing and planned facilities will be suitable for our needs. See Note 9, “Accrued Acquisition and Restructuring Costs” of the Notes to Consolidated Financial Statements for information regarding our facility restructuring plan approved in the fourth quarter of 2002, Note 11, “Long-Term Debt” of the Notes to Consolidated Financial Statements for information regarding our three build-to-suit lease agreements and Note 13, “Commitments” of the Notes to Consolidated Financial Statements for information regarding our operating lease obligations.

Item 3.	Legal Proceedings

SEC Related Matters

      SEC Investigation. As previously disclosed, since the third quarter of 2002, we have received subpoenas issued by the Securities Exchange Commission in the investigation entitled In the Matter of AOL/Time Warner. The SEC has requested information concerning the facts and circumstances surrounding our transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. Our transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by us of advertising services from AOL at a stated value of $20.0 million. In March 2003, we restated our financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20.0 million. The restatement included an additional reduction in revenues and expenses of $1.0 million related to two other contemporaneous transactions with other parties entered into in 2000 that involved software licenses and the purchase of on-line advertising services.

      In March 2004, we announced our intention to restate our financial statements for 2002 and 2001 and revise our previously announced financial results for 2003. We voluntarily disclosed to the staff of the SEC past accounting practices applicable to our 2002 and 2001 financial statements that we determined were not in compliance with GAAP. For more information regarding the restatement of our financial statements for 2002 and 2001, including the corresponding interim periods for 2002 and 2001, and the interim periods ended March, June and September 2003, and the revision of our previously announced financial results for 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements.

      We and our audit committee continue to cooperate with the SEC in its review of these matters. At this time, we cannot predict the outcome of the SEC’s review.

      Securities Class Actions. After we announced in January 2003 that we would restate our financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint was filed by the lead plaintiff on July 18, 2003. On December 10, 2003, the District Court granted the defendants’ motion to dismiss the consolidated complaint, with leave to amend. On May 19, 2004, the District Court granted the defendants’ motion to dismiss the plaintiffs’ first amended complaint, with leave to amend. In addition, in 2003 several complaints purporting to be derivative actions were filed in California state court against some of our directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. The state court complaints have been consolidated into the action In Re VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County and is currently pending. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

Other Litigation

      On January 10, 2003, Raytheon Company sued VERITAS along with Brocade Communications Systems, Oracle Corporation, Overland Storage Inc., Qualstar Corp., QLogic Corporation, Ricoh Corporation and Spectra Logic Corporation in the United States District Court for the Eastern District of Texas. Raytheon alleged infringement of a patent entitled Mass Data Storage Library and sought damages and an injunction against all defendants. On February 26, 2004, a confidential settlement was agreed to by Raytheon and VERITAS, and on March 17, 2004, the case was dismissed with prejudice pursuant to the settlement agreement. The settlement agreement did not have a material impact on our financial position or overall results of operations.

      On October 23, 2001, Storage Computer Corporation sued VERITAS in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging we infringed two of their U.S. patents. We have denied all material allegations in the complaints, filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and alleged their infringement of one of our patents. Storage Computer Corporation is seeking damages of approximately $50.0 million, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. On March 12, 2004, the Court granted VERITAS’ motions for summary judgment of non-infringement of the two patents at issue, and denied Storage Computer’s motion for partial summary judgment. The Court did not address additional matters raised in VERITAS’ motion. Storage Computer Corporation recently filed a notice of appeal.

      In addition to the legal proceedings listed above, we are also party to various other legal proceedings that have arisen in the ordinary course of our business. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations and cash flows for the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above discussed legal proceedings could change in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal 2003, there were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock is listed on the Nasdaq National Market under the symbol “VRTSE”.

      Due to our inability to timely file this annual report on Form 10-K, Nasdaq notified us on March 17, 2004 that our securities would be subject to delisting from the Nasdaq National Market and changed our trading symbol from “VRTS” to “VRTSE”. After a hearing before The Nasdaq Listing Qualifications Panel, or the Panel, on April 22, 2004, we received a written determination from the Panel that our common stock would continue to be listed on the Nasdaq National Market provided that, among other things, we file with the SEC and Nasdaq this Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2004 on or before June 22, 2004. The Panel determination further stated that the trading symbol for our common stock would be changed back to “VRTS” after Nasdaq receives confirmation that we have remedied our filing delinquencies.

      The table below shows the range of high and low reported sale prices on the Nasdaq National Market for our common stock for the periods indicated.

	High	Low

2004
First Quarter	$40.68	$26.00
2003
First Quarter	$20.45	$15.55
Second Quarter	$30.71	$17.40
Third Quarter	$36.96	$26.51
Fourth Quarter	$39.40	$31.32
2002
First Quarter	$49.89	$32.55
Second Quarter	$44.50	$17.93
Third Quarter	$22.00	$13.18
Fourth Quarter	$20.61	$10.29

      As of May 28, 2004, there were approximately 4,928 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 217,000.

Dividend Policy

      We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain any future earnings to fund development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      In August 2003, we issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013, for which we received net proceeds of approximately $508.2 million, to several initial purchasers in a private offering. For more information regarding the terms of the 0.25% convertible subordinated notes due August 1, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Convertible Subordinated Notes.”

      The offer and sale of securities in the transaction described above was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The securities were resold by the initial purchasers upon reliance on Rule 144A. Each initial purchaser made representations that it was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act, and as to its compliance with Rule 144A.

Item 6.	Selected Financial Data

      The following selected consolidated financial data has been derived from our consolidated financial statements. All financial information set forth below reflect the restatement of our financial statements for fiscal years 2002 and 2001, including the corresponding interim periods for 2002 and 2001, and the interim periods ended March, June and September 2003, and revisions to our previously announced financial information as of and for the fourth quarter and year ended December 31, 2003, as discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements. The restatement also affects periods prior to 2001 and, accordingly, we have revised our selected consolidated financial data for fiscal years 2000 and 1999 on an unaudited basis. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in such reports should no longer be relied upon.

	Years Ended December 31,

	2003	2002	2001	2000	1999

		(As	(As	(Unaudited)	(Unaudited)
		Restated)	Restated)	(7)	(7)

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	$1,747,087	$1,505,998	$1,489,225	$1,190,114	$602,405
Amortization of developed technology	35,267	66,917	63,086	62,054	35,954
Amortization of goodwill and other intangibles(1)	35,249	72,064	885,397	878,050	510,943
Stock-based compensation(2)	2,680	435	8,079	—	—
Restructuring costs (reversals)(3)	—	99,308	—	(4,440)	11,000
In-process research and development(4)	19,400	—	—	—	104,200
Income (loss) from operations	386,985	129,369	(536,810)	(555,804)	(468,196)
Income (loss) before cumulative effect of change in accounting principle(6)	353,722	58,266	(635,791)	(620,131)	(498,478)
Cumulative effect of change in accounting principle, net of tax(5)	(6,249)	—	—	—	—
Net income (loss)	$347,473	$58,266	$(635,791)	$(620,131)	$(498,478)
Income (loss) per share before cumulative effect of change in accounting principle — basic	$0.84	$0.14	$(1.59)	$(1.55)	$(1.57)
Income (loss) per share before cumulative effect of change in accounting principle — diluted	$0.81	$0.14	$(1.59)	$(1.55)	$(1.57)
Cumulative effect of change in accounting principle per share — basic	$(0.01)	$—	$—	$—	$—
Cumulative effect of change in accounting principle per share — diluted	$(0.01)	$—	$—	$—	$—
Net income (loss) per share — basic	$0.83	$0.14	$(1.59)	$(1.55)	$(1.57)
Net income (loss) per share — diluted	$0.80	$0.14	$(1.59)	$(1.55)	$(1.57)
Number of shares used in computing per share amounts — basic	420,754	409,523	399,016	400,034	316,892
Number of shares used in computing per share amounts — diluted	434,446	418,959	399,016	400,034	316,892

	December 31,

	2003	2002	2001	2000	1999

		(As	(As	(Unaudited)	(Unaudited)
		Restated)	Restated)	(7)	(7)

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$2,503,015	$2,241,321	$1,687,936	$1,255,109	$757,417
Working capital	2,032,095	1,905,752	1,566,977	1,066,223	702,935
Total assets(5)	5,348,466	4,199,335	3,780,329	4,061,196	4,227,693
Long-term debt obligations(5)	905,209	465,252	444,408	429,176	451,044
Accumulated deficit	(1,378,076)	(1,725,549)	(1,783,815)	(1,148,024)	(527,893)
Stockholders’ equity	3,543,594	2,902,991	2,741,042	2,986,636	3,397,543

(1)	In 1999, we acquired three companies which we accounted for using the purchase method of accounting, and accordingly we recorded developed technology, goodwill and other intangible assets of $3,752.0 million. Until December 31, 2001, these assets were being amortized over their estimated useful life of four years, and resulted in amortization charges of approximately $236 million per quarter. On January 1, 2002, upon adoption of newly issued Statement of Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of goodwill and other intangibles decreased as we no longer amortize goodwill.

(2)	In 2003, we recorded $2.7 million of stock-based compensation primarily related to the January 2003 acquisition of Jareva and the June 2003 acquisition of Precise. In 2001, we recorded a stock-based compensation charge of $8.1 million primarily related to the acceleration of certain stock options held by our former chief executive officer.

(3)	In 2002, we recorded a restructuring charge of approximately $99.3 million related primarily to our facility restructuring plan to exit and consolidate certain of our worldwide facilities. In 1999, we recorded a restructuring charge of $11.0 million related primarily to costs for our duplicative facilities that we planned to vacate, of which $4.4 million was reversed in 2000 as a result of lower actual exit costs than originally estimated with respect to our duplicative facilities.

(4)	In 2003 and 1999, we recorded non-cash charges of $19.4 million and $104.2 million, respectively, related to the write-off of in-process research and development that related to two acquisitions in 2003 and one acquisition in 1999.

(5)	In July 2003, we adopted Financial Accounting Standards Board Interpretation Number 46, Consolidation of Variable Interest Entities, which required us to consolidate our variable interest entities into our financial statements. As a result of consolidating these entities in the third quarter of 2003, we reported a cumulative effect of change in accounting principle in accordance with Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these variable interest entities been consolidated from the date the properties were available for occupancy, net of tax. In addition, on July 1, 2003, we recorded property and equipment, net of accumulated depreciation, equal to $366.8 million, long-term debt in the amount of $369.2 million and non-controlling interest of $11.4 million for a total of $380.6 million of long-term debt included on the balance sheet.

(6)	Income before cumulative effect of change in accounting principle for the year ended December 31, 2003 includes an adjustment for an income tax benefit of $95.1 million related to the March 15, 2004 settlement of certain tax audits associated with our 2000 acquisition of Seagate Technology.

(7)	The unaudited selected consolidated financial data for 2000 and 1999 have been revised to reflect adjustments related to the restatement described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 2 of the Notes to Consolidated Financial Statements. The adjustments increased revenue and decreased net loss for 2000 by $2.7 million and $8.2 million, respectively, and increased revenue and decreased net loss for 1999 by $6.3 million and $4.5 million, respectively. In the accompanying audited financial statements for the year ended December 31, 2001 these adjustments are reflected as opening adjustments to the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This annual report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, financial outlook, commitments under existing leases, research and development initiatives, sales and marketing initiatives and competition. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section captioned “Factors That May Affect Future Results” below, and elsewhere in this annual report. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Restatement of Consolidated Financial Statements

      We have restated our financial statements for the years ended December 31, 2002 and 2001, including the corresponding interim periods for 2002 and 2001, and the interim periods ended March, June and September 2003. We have also revised our previously announced financial results for the fourth quarter and year ended December 31, 2003.

      In March 2004, we announced our intention to restate our financial statements for 2002 and 2001 and revise our previously announced results for 2003. The decision resulted from the findings of an investigation into past accounting practices that concluded on March 12, 2004. The investigation resulted from concerns raised by an employee in late 2003, which led to a detailed review of the matter in accordance with our corporate governance processes, including the reporting of the matter to the audit committee of our board of directors, and to KPMG LLP, our independent registered public accounting firm. The audit committee retained independent counsel to investigate issues relating to past accounting practices, and the audit committee’s counsel retained independent accountants to assist with the investigation. The independent investigation included the performance of a number of forensic accounting procedures, a review of internal documents and communications and interviews with both current and former employees.

      The independent investigation concluded on March 12, 2004 and identified certain accounting practices under the direction of former financial management that were determined not to be in compliance with Generally Accepted Accounting Principles, or GAAP. These practices included the incorrect deferral of professional services revenue for 2002 and 2001, the unsubstantiated accrual of certain expenses in periods prior to 2003, and the overstatement of accounts receivable and deferred revenue by approximately $7 million (unaudited) at June 30, 2002. Upon conclusion of the investigation, we announced on March 15, 2004 our decision to restate our financial statements for 2002 and 2001. We also announced that our previously announced financial results for the year ended December 31, 2003 would be revised to reflect the impact of having made the corrections of the prior periods and to reflect the settlement finalized on March 15, 2004 of tax audits related to our 2000 acquisition of Seagate Technology.

      Following the investigation and our determination to restate our financial statements, we performed additional procedures to ensure the accuracy of our financial information. These additional procedures included a further review of internal documents, tests of certain system controls, cut-off procedures and a review of revenue transactions and other cost and expense accounts. As a result, we determined to correct additional errors made in 2003 and prior periods, including errors that were previously not recorded because in each such case and in aggregate we believed the amount of any such error was not material to our consolidated financial statements. We also made certain revenue, expense and balance sheet reclassifications.

      As a result of the foregoing, we have adjusted our financial results as follows:

•	For the year ended December 31, 2003, total net revenue decreased from $1.771 billion to $1.747 billion and net income increased from $274 million to $347 million, of which $95 million related to the March 15, 2004 settlement of certain tax audits associated with our 2000 acquisition of Seagate Technology. Diluted earnings per share for the year ended December 31, 2003, increased from $0.63 to $0.80 as a result of these adjustments. Excluding the effect of the Seagate settlement, net income would have decreased from $274 million to $252 million and diluted earnings per share would have decreased from $0.63 to $0.58.(1)

•	For the year ended December 31, 2002, total net revenue decreased from $1.507 billion to $1.506 billion; net income increased from $57 million to $58 million and diluted earnings per share remained constant at $0.14.

•	For the year ended December 31, 2001, total net revenue decreased from $1.492 billion to $1.489 billion; net loss decreased from $642 million to $636 million; and diluted loss per share decreased from $(1.61) to $(1.59).

•	The restatement also resulted in a $12.7 million decrease to our accumulated deficit at December 31, 2000.

      The restatement adjustments did not materially affect our reported cash, cash equivalents and short-term investments balance as of December 31, 2003.

      See Item 6 “Selected Financial Data” for additional information regarding adjustments to our accumulated deficit at December 31, 2000 and December 31, 1999; Item 8 “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations” for additional information regarding our restated quarterly results for the years ended December 31, 2003, 2002 and 2001; and Note 2 “Restatement of Consolidated Financial Statements” for additional information regarding the impact of the restatement as of December 31, 2002 and for the years ended December 31, 2002 and 2001.

Overview

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our company. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes.

Our Business

      VERITAS Software Corporation is a leading independent supplier of storage and infrastructure software products and services. Our software products operate across a variety of computing environments, from PCs and workgroup servers to enterprise servers and networking platforms in corporate data centers. Our products protect, archive and recover business-critical data, provide high levels of application availability, enhance and tune system and application performance and enable recovery from disasters. Our solutions enable businesses to reduce costs by efficiently and effectively managing their IT infrastructure as they seek to maximize value from their IT investments. See Item 1, “Business” for a more complete description of our business.

      We generate revenues, income and cash flows by licensing software products and selling related services to our customers, which include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries. We market our products and related services both directly and through a variety of indirect sales channels, which include value added resellers, or VARs, distributors, system integrators, or SIs, and original equipment manufacturers, or OEMs. Specifically, the

      (1) Net income and diluted earnings per share for the year ended December 31, 2003, excluding the impact of the Seagate settlement, represent non-GAAP financial measures. We have included these non-GAAP financial measures because we believe they provide useful information to our investors regarding the impact of the restatement to our financial results for 2003.

channel mix for 2003 was 59% from sales to end-users and through VARs, and 41% from other indirect sales channels, which includes 10% from our OEM partners.

      We invest significantly in research and development activities and in 2003 we spent $301.9 million on research and development, exclusive of in-process research and development associated with acquisitions. Our research and development efforts have been directed toward developing new products for UNIX, Linux and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as application performance management, server provisioning and centralized service level management.

      In the fourth quarter of 2003, we revised our revenue reporting categories to more closely align with how we manage our business. Historically, we categorized our revenue between Core and Emerging technologies. We believe the new revenue categories will provide investors with better insight into our results. These new categories are Data Protection, Storage Management and Utility Computing Infrastructure. Our revenue performance in these categories is described in the “User License Fees” section of MD&A.

Our Strategy

      Our strategy is to continue to compete in our current markets while expanding and integrating our product portfolio in the area of utility computing infrastructure, to continue to expand our product offering across key operating system platforms, including UNIX, Linux and Windows, and to continue to invest for growth in international markets.

      We expect to continue to grow the company organically and through acquisitions. In 2003, we completed two key acquisitions that provided us with essential components of our utility computing infrastructure product strategy, including application performance management software and server provisioning technology. In January 2004, we completed the acquisition of Ejasent, Inc., which added application migration technology to our utility computing infrastructure portfolio. We will continue to evaluate new strategic acquisitions in the future.

      In 2003, revenue from international sales, consisting of sales of license and services to customers located outside the United States, was $633.5 million, up 29% from 2002, and represented 36% of our total net revenue. This growth is primarily the result of our increased sales investment in our international geographies, market strength in the emerging market areas in Europe and Asia and a favorable impact of changes in foreign currency exchange rates related to the weaker U.S. dollar. We expect to continue to grow international revenue faster than total revenue by increasing the size and breadth of our international operations.

Our Financial Position

      In the fiscal year ended December 31, 2003, our operating results were impacted by several factors, including IT spending trends, the growing need of enterprises to effectively manage storage and computing infrastructure, the strength of our product offerings and the contribution of our recent acquisitions. In 2003, we experienced stronger IT spending in our customer base, resulting in stronger demand for our products and growth in our user license fees. The acquisition of Precise and the integration of the acquired products into our product offerings contributed to our growth, as did our increased sales penetration in international markets and the favorable impact of changes in foreign currency exchange rates. Additionally, our services revenue grew significantly due to new service contracts associated with user license fees as well as our success in increasing support contract renewals within our customer base.

      Net revenue and net income per share are key measurements of our financial condition. For fiscal 2003, net revenue was a record $1,747.1 million, an increase of 16% from 2002. Revenue from user license fees was $1,092.7 million, an increase of 11% from 2002 and representing 63% of total revenue. Services revenue in 2003 was $654.4 million, an increase of 26% from 2002, and representing 37% of total net revenue. Diluted net income per share was $0.80 in 2003, up significantly from $0.14 in 2002, as a result of earnings leverage from revenue growth and also due to significant restructuring charges taken in 2002 as a result of both exiting and consolidating certain facilities, as well as the impact on 2003 of the recent settlement of tax audits relating to our 2000 acquisition of Seagate.

      We continue to retain a significant balance of cash and short-term investments and to generate cash from operations. As of December 31, 2003, we had approximately $2,503.0 million in cash, cash equivalents and short-term investments, which represented approximately 71% of our tangible assets. We generated cash of approximately $628.0 million from operating activities for the year ended December 31, 2003. We utilize cash in ways that management believes provides an optimal return on investment. Principal uses of our cash include purchases of property and equipment, acquisition of businesses and technologies and the repurchase of our common stock.

Recent Acquisitions

      In June 2003, we acquired Precise Software Solutions Ltd., or Precise, a provider of application performance management products. We acquired Precise to expand our product and service offerings into application performance management. We accounted for the Precise acquisition using the purchase method of accounting for total purchase consideration of $715.1 million. We have included the results of operations of Precise in our consolidated financial statements beginning July 1, 2003. In connection with the acquisition of Precise, we allocated approximately $15.3 million of the purchase price to in-process research and development, or IPR&D, that has not yet reached technological feasibility and has no alternative future use. We have expensed this amount as a non-tax deductible charge in our statements of operations for the year ended December 31, 2003.

      In January 2003, we acquired Jareva Technologies, Inc., or Jareva, a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. We acquired Jareva to integrate its technology into our software products. This technology enables our customers to optimize their investments in server hardware by deploying new server resources on demand. We accounted for the Jareva acquisition using the purchase method of accounting for total purchase consideration of $68.7 million. We have expensed the acquired IPR&D of $4.1 million in our statement of operations for the year ended December 31, 2003.

      During 2001, we completed three acquisitions of privately held companies for total purchase consideration of approximately $75.6 million using the purchase method of accounting. We have included the results of operations of the acquired businesses in our consolidated financial statements from the respective dates of acquisition.

Critical Accounting Policies and Estimates

      We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	revenue recognition;

•	restructuring expenses and related accruals;

•	impairment of long-lived assets; and

•	accounting for income taxes.

      These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion of our accounting policies and estimates.

Revenue Recognition

      We make significant judgments related to revenue recognition. For each arrangement, we make significant judgments regarding the fair value of multiple elements contained in our arrangements, judgments regarding whether our fees are fixed or determinable and judgments regarding whether collectibility is probable. We also make significant judgments when accounting for concurrent transactions with our suppliers and in our accounting for potential product returns and, in some cases, we have discretion over the timing of product shipments. These judgments, and their effect on revenue recognition, are discussed below.

Multiple Element Arrangements

      We typically enter into arrangements with customers that include perpetual software licenses, maintenance and technical support. Some arrangements may also include consulting and education services. Software licenses are sold as site licenses or on a per copy basis. Site licenses give customers the right to copy licensed software on either a limited or unlimited basis during a specified term. Per copy licenses give customers the right to use a single copy of licensed software. We make judgments regarding the fair value of each element in the arrangement and generally account for each element separately.

      Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, we allocate and defer revenue for the undelivered elements based on vendor-specific objective evidence, or VSOE, of fair value, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. Undelivered elements typically include maintenance and technical support, consulting and education services. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement will be deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which we cannot establish VSOE, we will recognize the entire arrangement fees ratably over the maintenance and support term.

      Our VSOE of fair value for maintenance and technical support is based upon stated renewal rates for site licenses and historical renewal rates for per copy licenses. Maintenance and technical support revenue is recognized ratably over the maintenance term. Our VSOE of fair value for education services is based upon the price charged when sold separately. Revenue is recognized when the customer has completed the course. For annual education passes, revenue is recognized ratably over the one-year term. Our VSOE of fair value for consulting is based upon the price charged when sold separately. Consulting revenue is recognized as work is performed when reasonably dependable estimates can be made of the extent of progress toward completion, contract revenue and contract costs. Otherwise, consulting revenue is recognized when the services are complete.

The Fee is Fixed or Determinable

      We make judgments, at the outset of an arrangement, regarding whether the fees are fixed or determinable. Our customary payment terms are generally within 30 days after invoice date. Arrangements with payment terms extending beyond 90 days after invoice date are not considered to be fixed or determinable, in which case revenue is recognized as the fees become due and payable.

Collection is Probable

      We also make judgments at the outset of an arrangement regarding whether collection is probable. Probability of collection is assessed on a customer-by-customer basis. We typically sell to customers with whom we have a history of successful collections. New customers are subjected to a credit review process to evaluate the customer’s financial position and ability to pay. If it is determined at the outset of an arrangement that collection is not probable, revenue is recognized upon receipt of payment.

Indirect Channel Sales

      We generally recognize revenue from licensing of software products through our indirect sales channel upon sell-through or when evidence of an end-user exists. For certain types of customers, such as distributors, we recognize revenue upon receipt of a point of sales report, which is our evidence that the products have been sold through to an end user. For resellers, we recognize revenue when we obtain evidence that an end user exists, which is usually when the software is delivered. For licensing of our software to original equipment manufacturers, or OEMs, royalty revenue is recognized when the OEM reports the sale of software to an end-user customer, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.

Transactions with our Suppliers

      Some of our customers are also our suppliers. Occasionally, in the normal course of business, we purchase goods or services for our operations from these suppliers at or about the same time we license our software to them. We also have multi-year agreements under which we receive sub-licensing royalty payments from OEMs from whom we may also purchase goods or services. We identify and review significant transactions to confirm that they are separately negotiated at terms we consider to be arm’s length. In cases where the transactions are not separately negotiated, we apply the provisions of Accounting Principles Board, or APB, Opinion No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force Issue, or EITF, No. 01-02, Interpretations of APB Opinion 29. If the fair values are reasonably determinable, revenue is recorded at the fair values of the products delivered or products or services received, whichever is more readily determinable. If we cannot determine fair value of either of the goods or services involved within reasonable limits, we record the transaction on a net basis. License revenue associated with software licenses entered into with our suppliers at or about the same time that we purchase goods or services from them is not material to our consolidated financial statements.

Product Returns

      We estimate potential future product returns based on our analysis of historical return rates and reduce current period product revenue accordingly. Actual returns may vary from estimates if we experience a change from historical sales and returns patterns or if there are unanticipated changes in competitive or economic conditions that affect our actual returns.

Delivery of Software Products

      Delivery of our software products is a prerequisite to the recognition of software license revenue. We consider delivery complete when the software products have been shipped and the customer has access to license keys. If arrangements include an acceptance provision, we defer the revenue and recognize it upon the earlier of receipt of written customer acceptance or expiration of the acceptance period. In some cases, we have discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, we consider a number of factors, including: the impact of the related license revenue on our business plan; the delivery dates requested by customers and resellers; the amount of software license orders received in the quarter; the amount of software license orders shipped in the quarter; the degree to which software license orders received are concentrated at the end of a quarter; and our operational capacity to fulfill software license orders at the end of a quarter.

Restructuring Expenses and Related Accruals

      We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to restructure our operations to reduce operating costs.

      We applied the provisions of Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognized for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs

Incurred in a Restructuring), to all of our restructuring activities initiated before January 1, 2003. For exit or disposal activities initiated on or after January 1, 2003, we apply the provisions of Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

      Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. These estimates include facility exit costs, such as lease termination costs, and amount and timing of sublease income and related sublease expense costs, such as brokerage fees.

      We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. These factors include, but are not limited to, our ability to enter into sublease or lease termination agreements and market data about lease rates, timing and term of potential subleases and costs associated with terminating certain leases on vacated facilities.

      Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements upon terms as favorable as those assumed under our restructuring plan. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods. For example, if the actual proceeds from our sublease agreements were to differ by 10% from the estimate we included in our facility restructuring plan, the facility restructuring charge recorded in operating expenses during the fourth quarter of 2002 would have been different by approximately $6 million.

Impairment of Long-Lived Assets

      We review our goodwill for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

Step 1 — We compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit, which corresponds to our market capitalization. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further work is required.

Step 2 — We compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

      We completed this test during the fourth quarter of 2003 and were not required to record an impairment loss on goodwill.

      We review our long-lived assets, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we would compare the fair value to the book value of the asset. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

      Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	significant underperformance of our company relative to expected operating results;

•	our net book value compared to our market capitalization;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent to which we use an asset or changes in the manner which we use it; and

•	significant changes to the asset since we acquired it.

      Significant assumptions and estimates are made when determining if our goodwill or other long-lived assets have been impaired or if there are indicators of impairment. We base our estimates on assumptions that we believe to be reasonable, but actual future results may differ from those estimates as our assumptions are inherently unpredictable and uncertain. Our estimates include estimates of future market growth and trends, forecasted revenue and costs, expected periods of asset utilization, appropriate discount rates and other variables. Based on our assumptions and estimates, we do not expect to record an impairment loss on our long-lived assets in the near future.

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. As of December 31, 2003, we determined the valuation allowance to be $138.4 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are in specific geographical or jurisdictional locations or are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it will have a material impact on our financial statements.

Results of Operations

Net Revenues

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Net revenues	$1,747.1	$1,506.0	$1,489.2
Percentage increase over prior period	16%	1%

      In 2003, our total net revenue increased by $241.1 million or 16% due primarily to the growth in user license fees which grew by 11%, increased sales penetration of international markets which grew by 29% and the continued growth of our services businesses which grew by 26%. During 2003, as part of our strategy to increase our net revenues, we continued expanding our product portfolio and offerings, increased the computer platforms supported by our software and continued to invest in sales and service capacity internationally. In 2002, our total net revenue was impacted by weak general economic and industry conditions resulting in reduced capital spending by our customers, which was partially offset by international growth in license and services revenue. In 2001, our total net revenue increased more slowly than expected because of reduced capital spending by our customers due to weak general economic and industry conditions and due to the events of September 11, 2001. While we believe that the increase in total net revenue achieved in recent periods is not necessarily indicative of future results, we expect total net revenue to increase in 2004 as a result of increased penetration of international markets, the benefit of new product offerings and continued growth of services revenue, as well as improved general economic conditions.

International Sales and Operations

      Our international sales consist of sales of licenses and services to customer locations outside the United States and are generated primarily through our international sales subsidiaries. International revenue, a majority of which is collectible in foreign currencies, accounted for approximately 36% of our total revenue in 2003, 32% of our total revenue in 2002 and 29% of our total revenue in 2001. Our international revenue increased 29% to $633.5 million in 2003 from $489.3 million in 2002 and 15% in 2002 from $427.2 million in 2001. During 2003, our international revenue increased across all geographic areas and we saw greater strength in the emerging markets in Europe and Asia-Pacific. Additionally, during 2003 our international sales benefited from favorable foreign currency exchange rate movements relative to the weaker U.S. dollar. Excluding the benefit from foreign currency movement, the increase in international sales would have been 20% from 2002 to 2003. We expect that our international revenue will continue to increase in absolute dollars and as a percent of total revenue in 2004 because of the continued expansion of international markets and the focus and increased investment by our company in these markets.

      We believe that a key component of our growth strategy is the continued expansion of our international operations. We currently have sales and services offices and resellers located in Europe, Asia-Pacific and Japan, Latin America, Canada, Africa and the Middle East, and research and development centers in India, the United Kingdom and Israel. International expansion will require us to establish additional foreign offices, hire additional personnel and recruit new international resellers, resulting in the diversion of management attention and the expenditure of financial resources.

User License Fees

      We market and distribute our software products both as standalone software products and as integrated product suites, which we also refer to as application solutions. We derive our user license fees from the licensing of our technology, segregated into three product areas: Data Protection, which includes our NetBackup and Backup Exec product families; Storage Management, which includes our File Systems, Volume Manager, replication, Database Editions and storage resource management product families; and Utility Computing Infrastructure, which includes our clustering, high-availability offerings, application performance management, or APM, OpForce and CommandCentral Service product families.

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
User license fees:
Data protection	$624.7	$599.0	$666.3
Storage management	264.8	251.5	279.0
Utility computing infrastructure	203.2	136.3	143.8

Total user license fees	$1,092.7	$986.8	$1,089.1

As a percentage of user license fees:
Data protection	57%	61%	61%
Storage management	24	25	26
Utility computing infrastructure	19	14	13

Total user license fees	100%	100%	100%

As a percentage of total net revenue	63%	66%	73%

Percentage increase (decrease) over prior period:
Data protection	4%	(10)%
Storage management	5%	(10)%
Utility computing infrastructure	49%	(5)%
Total user license fees	11%	(9)%

      During 2003, user license fees increased by $105.9 million or 11% due to increases across each product category. Data protection increased by $25.7 million due primarily to increases in our core backup family of products, including our Backup Exec 9.0 which was introduced during the first quarter of 2003 and NetBackup 5.0 which was introduced during the fourth quarter of 2003. Storage management increased $13.3 million due primarily to increases in our replication and storage resource management products. Utility computing infrastructure increased by $66.9 million due primarily to the addition of APM products as a result of our acquisition of Precise at June 30, 2003 as well as from increases in clustering, and Database Editions/ Advanced Cluster. During 2002, user license fees decreased by $102.3 million or 9% due primarily to weaker general economic and industry conditions resulting in a reduction of capital spending by our customers, mainly during the first three quarters of 2002, and fewer large end-user transactions. The reduction in demand during the first three quarters of 2002 was partially offset by an increase in demand during the fourth quarter of 2002, particularly in Europe and emerging international markets. Data protection decreased by $67.3 million due to decreases in user license revenue in both our core backup products, NetBackup and Backup Exec. Storage management decreased by $27.5 million due primarily to decreases in license fees from our File System and Database Edition products.

      Historically, we have segregated our products into the categories of Core and Emerging technologies. Core technology products include data protection, file system and volume management products. Emerging technology products include clustering and replication, storage area networking and application performance management products. Revenues from core technology products comprise the majority of user license fees and were 84%, 89% and 90% of total user license fees in 2003, 2002 and 2001, respectively. Core technology products as a percent of total user license fees decreased during 2003 as revenue from our emerging technology increased 64% in 2003 when compared to 2002. The increase was primarily due to increased penetration in clustering and replication products as well as application performance management products acquired with Precise.

      Our user license fees from OEMs decreased 15% to $129.7 million in 2003 and 23% in 2002 to $152.1 million from $197.0 million in 2001. The user license fees from OEMs accounted for 12% of user license fees for 2003 and 15% and 18% for 2002 and 2001, respectively. The decreases in 2003 and 2002 reflect reduced hardware sales by OEMs as their customers reduced technology spending in the weaker economic environment as well as our focus on expanding direct and reseller sales.

      During 2003, we completed 51 transactions valued at over $1.0 million, including services, and 948 transactions valued at over $100,000. During 2002 and 2001, we completed 50 and 70 transactions valued over $1.0 million and 938 and 1,137 transactions valued over $100,000, respectively.

Services Revenue

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Services revenue	$654.4	$519.2	$400.1
As a percentage of net revenue	37%	34%	27%
Percentage increase over prior period	26%	30%

      We derive our services revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and education services. The increase in 2003 and 2002 was due primarily to the increase in services and support contracts of 30% and 38% for 2003 and 2002, respectively. The increase in renewals during 2003 was the result of a larger installed base of customers and a greater focus on renewing customer support contracts, particularly internationally.

      Our professional services revenue, which consists of training and consulting services, grew by 6% and 2% in 2003 and 2002, respectively. These growth rates are below our objectives. We are investing in professional services and believe that it is important to establish current relationships with our customers. We expect our services revenue to increase in absolute dollars and as a percentage of net revenue as we continue to focus on increasing renewals of maintenance and technical support contracts and an increasing demand for our consulting and education services.

Cost of Revenue

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Cost of revenue	$313.6	$305.6	$271.6
As a percentage of net revenue	18%	20%	18%
Percentage increase over prior period	3%	13%

      Gross profit on user license fees, excluding amortization of developed technology, is substantially higher than gross profit on services revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and education services. Cost of services varies depending upon the mix of maintenance and technical support, consulting and education services. We expect gross profit to fluctuate in the future, reflecting changes in royalty rates on licensed technologies, the mix of license and services revenue, the timing of continued investment in our services organization and the recognition of revenue that we expect as a result of these investments.

Cost of User License Fees (including amortization of developed technology)

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Cost of user license fees:
User license fees	$48.7	$36.2	$41.7
Amortization of developed technology	35.3	66.9	63.1

Total cost of user license fees	$84.0	$103.1	$104.8

Percentage decrease over prior period	(19)%	(2)%
Gross profit:
User license fees including amortization of developed technology	92%	90%	90%

      Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to acquisitions completed during 1999 and the first and second quarters of 2003. If we had excluded the amortization of developed technology from the cost of user license fees, the gross profit on user license fees would have consistently been 96% in each of 2003, 2002 and 2001. The gross profit on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross profit on user license fees to remain relatively constant in 2004.

      The decrease in amortization of developed technology in 2003 from 2002 was primarily the result of the developed technology related to the 1999 acquisitions reaching full amortization. This decrease was partially offset by the amortization of developed technology related to the Precise acquisition. The increase in 2002 over 2001 reflects the full year impact of an acquisition that occurred in the fourth quarter of 2001. These amounts mainly represent the amortization of the developed technology recorded upon acquisitions made during 1999. We expect amortization of developed technology to decline to approximately $16 million during 2004, which includes the impact of our acquisition of Ejasent.

Cost of Services

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Cost of services	$229.5	$202.5	$166.7
Percentage increase over prior period	13%	21%
Gross profit	65%	61%	58%

      Cost of services consists primarily of personnel-related costs in providing maintenance and technical support, consulting and education to customers. The gross profit improvement in 2003 was primarily the result of the increase in maintenance and support revenues of 30%, while related expenses increased only 12% as we continued to take advantage of the economies of scale of the larger installed customer base. We expect gross profit on services revenue to remain stable or increase slightly as a result of higher maintenance and support revenue and reductions in labor costs associated with technical support services by increasing our use of lower cost operations in India.

Operating Expenses

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Operating expenses	$1,046.5	$1,071.0	$1,754.5
As a percentage of net revenue	60%	71%	118%
Percentage decrease over prior period	(2)%	(39)%

      In 2003, total operating expenses decreased by $24.5 million from 2002 due primarily to the net worldwide facilities restructuring charge of $96.1 million during the fourth quarter of 2002 and other intangibles related to the 1999 acquisitions reaching full amortization, partially offset by an increase in other operating expenses and IPR&D related to the Precise acquisition. The significant decrease in 2002 from 2001 relates primarily to the adoption of SFAS No. 142, which requires that goodwill no longer be amortized, partially offset by the 2002 worldwide facilities restructuring. We believe that the percentage changes in total operating expenses in these periods are not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, amortization of other intangibles, restructuring and other charges and, prior to 2002, amortization of goodwill.

Selling and Marketing

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Selling and marketing	$534.0	$478.5	$508.5
As a percentage of net revenue	31%	32%	34%
Percentage increase (decrease) over prior period	12%	(6)%

      Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The increase in 2003 of $55.5 million was primarily the result of an increase in sales commissions, compensation and benefit costs due to an increase in sales and marketing personnel from 1,914 employees in 2002 to 2,121 employees in 2003 partially resulting from the Precise acquisition and higher sales commissions resulting from the increase in license revenues. The decrease in 2002 of $30.0 million was primarily the result of a decrease in staffing levels, leading to a reduction in compensation and benefit costs, other employee costs and travel and entertainment expenses, and to a lesser extent, a decrease in promotional costs and expenses. Although our selling and marketing expenses decreased as a percent of total revenues, they remained relatively constant when compared to user license fees at approximately 49%, 48% and 47% in 2003, 2002 and 2001, respectively. We expect selling and marketing expenses to grow in 2004 and to remain relatively constant as a percentage of user license fees for the full year.

Research and Development

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Research and development	$301.9	$274.9	$240.5
As a percentage of net revenue	17%	18%	16%
Percentage increase over prior period	10%	14%

      Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $27.0 million in 2003 was primarily the result of increases in compensation costs from an increase in research and development personnel from 1,521 employees in 2002 to 1,848 employees in 2003 partially due to the Precise acquisition and an increase in outside services used to supplement engineering personnel. The 2002 increase of $34.4 million was due primarily to increased compensation and benefits and, to a lesser extent, costs associated with outside services, primarily for localization and intellectual property protection. We believe that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development in 2004 at current levels as a percentage of revenue, including increasing our use of lower cost operations in India.

General and Administrative

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
General and administrative	$156.0	$143.1	$121.7
As a percentage of net revenue	9%	10%	8%
Percentage increase over prior period	9%	18%

      General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The increase of $12.9 million in 2003 was primarily the result of an increase in compensation and benefit costs, depreciation expense as a result of consolidating certain leased buildings (see “Liquidity and Capital Resources” — “Long-Term Debt”), the upgrade of our internal use ERP system which we anticipate will be completed in 2005, costs associated with the AOL investigation (see Item 3. “Legal Proceedings”) and compliance with our corporate governance initiatives, including those requirements under the Sarbanes-Oxley Act of 2002, partially offset by a decline in bad debt expense. The 2002 increase of $21.4 million was primarily due to increased staffing levels, and to a lesser extent, expenses associated with outside services, primarily legal and consulting, and increases in facility costs related to new facilities in Milpitas, California and Reading, UK. We expect general and administrative expenses to remain relatively constant as a percentage of revenue in 2004.

Amortization of Other Intangibles

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Amortization of other intangibles	$35.2	$72.1	$72.3
As a percentage of net revenue	2%	5%	5%
Percentage decrease over prior period	(51)%	—%

      Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles related to acquisitions. The decrease in amortization of other intangibles in 2003 compared to 2002 was primarily due to other intangibles related to the 1999 acquisitions reaching full amortization during the second quarter of 2003. The amortization of other intangibles also includes intangibles from the acquisition of Precise and other 2003 acquisitions which are being amortized over the estimated useful lives of two to four years. We expect amortization of other intangibles, including our recent acquisition of Ejasent, to decline to approximately $7 million during 2004.

Amortization of Goodwill

      SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, requires that goodwill no longer be amortized, but continue to be evaluated for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Therefore, there was no amortization of goodwill during 2003 and 2002. During 2001, amortization of goodwill was $813.1 million.

In-Process Research and Development

      In connection with our acquisition of Precise in June 2003, we allocated $15.3 million of the purchase price to IPR&D, which represents technology we identified as having not reached technological feasibility and having no alternative future use. After identifying the IPR&D projects and considering various other factors, we allocated the total purchase price of Precise to the net assets acquired, including IPR&D, based on fair value. We determined the fair value of the IPR&D projects by estimating the expected cash flows from the projects once they are commercially viable and discounting the net cash flows back to their present value, using adjusted discount rates based on the percentage of completion of the in-process projects. We based the net cash flows expected from the identified projects on estimates of revenues and costs from each in-process project.

      In connection with our acquisition of Jareva in January 2003, we allocated $4.1 million of the purchase price to IPR&D. After identifying the IPR&D projects and considering various other factors, we assigned values to IPR&D and other intangibles. We determined the fair value of the IPR&D for the acquisition of Jareva by discounting the expected future cash flows from projects under development to their net present value. We analyzed each project and determined the characteristics and applications of the technology, the complexity, cost and time to complete the remaining development efforts, any alternative future use or current technological feasibility and the stage of completion. We identified and valued two IPR&D projects at the time of our acquisition of Jareva. We based the projected future cash flows from the projects under development on our estimates of revenues and operating profits related to the projects.

Restructuring Costs

      In 2002, we recorded a net facility restructuring charge to operating expenses of $96.1 million under a plan, approved by our board of directors, to exit and consolidate certain of our facilities located in 17 metropolitan areas related to facilities that, as of January 31, 2004, have all been vacated. We also recorded net restructuring charges of $3.2 million related to restructuring plans initiated prior to 2002.

Interest and Other Income, Net

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Interest and other income, net	$43.6	$41.7	$64.4
As a percentage of net revenue	2%	3%	4%
Percentage increase (decrease) over prior period	5%	(35)%

      The increase in interest and other income of $1.9 million in 2003 was due primarily to higher balances of cash, cash equivalents and short-term investments held, partially offset by lower interest rates. The decrease of $22.7 million in 2002 was primarily due to a decrease in interest income and a $6.1 million charge in connection with the settlement of a litigation matter. The 2002 decrease in interest income was due principally to the fall in interest rates in 2002, partially offset by the higher level of funds available for investment generated primarily from the net cash provided by operating activities.

Interest Expense

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Interest expense	$30.4	$30.3	$29.4
As a percentage of net revenue	2%	2%	2%
Percentage increase over prior period	—%	3%

      Interest expense consisted of interest recorded under the 0.25% convertible subordinated notes issued in August 2003, interest recorded under the 1.856% convertible subordinated notes issued in August 1999 and partially redeemed for cash and partially converted to common stock in August 2003, interest recorded under the 5.25% convertible subordinated notes issued in October 1997 and converted to common stock in August 2003 and, commencing July 2003, interest of approximately $17 million per year as a result of the adoption of Financial Accounting Standards Board, or FASB, Interpretation Number, or FIN, 46, Consolidation of Variable Interest Entities, which required us to consolidate the properties from our build-to-suit lease agreements and related debt in our financial statements. Previously, interest on the build-to-suit lease agreements was recorded as rent expense in cost of revenue and operating expenses. We expect interest expense in the future to be approximately $23 million per year representing the interest on the 0.25% convertible subordinated notes and the interest on the build-to-suit lease agreements.

Provision for Income Taxes

	2003	2002	2001

		(As restated)	(As restated)

	(In millions, except percentages)
Provision for income taxes	$38.2	$70.8	$117.9
Effective tax rate	10%	55%	(23)%
Percentage decrease over prior period	(46)%	(40)%

      Our effective tax rate in 2003 differed from the combined federal and state statutory rates due primarily to the tax effect of international operations and amortization of intangible assets. Income taxes in 2003 also includes a benefit of $95.1 million due to the settlement of certain Seagate tax audits. Excluding the impact of the Seagate settlement, our effective tax rate would have been approximately 34%. Our effective tax rate in 2002 differed from the combined federal and state statutory rates due primarily to the tax effect of international restructuring charges and losses on strategic investments for which tax benefits were not realized, as well as the amortization of intangible assets other than goodwill. Our effective tax rate in 2001 was negative and differed from the combined federal and state statutory rates due primarily to differences attributable to amortization of goodwill resulting from acquisitions that were non-deductible for tax purposes.

Cumulative Effect of Change in Accounting Principle, Net of Tax

      We currently have three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease is owned by a trust that has no voting rights, no employees, no financing activity other than the lease with us, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. We have determined that the trusts under the leasing structures qualify as variable interest entities for purposes of FIN 46, Consolidation of Variable Interest Entities. Consequently, we are considered the primary beneficiary and consolidated the trusts into our financial statements beginning July 1, 2003. As a result of consolidating these entities in the third quarter of 2003, we reported a cumulative effect of change in accounting principle in accordance with Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax.

Seagate Technology Transaction

      In 2000, we completed a multi-party transaction, which we refer to as the Transaction, with Seagate Technology, Inc., which we refer to as Seagate, and Suez Acquisition Company (Cayman) Limited, which we refer to as SAC. The Transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and us for substantially all liabilities arising in connection with those operating assets. We did not acquire Seagate’s disk drive business or any other Seagate operating business. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of ours merged with and into Seagate, following which Seagate became our wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation.

      As of December 31, 2002, deferred and other income taxes payable recorded in connection with the Transaction totaled $134.4 million and related to certain tax liabilities that we expected to pay, other current assets included $21.3 million of indemnification receivable from SAC and other non-current assets included $18.0 million of indemnification receivable from SAC. Certain of Seagate’s federal and state tax returns for various fiscal years have been under examination by tax authorities. We believe that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. On March 15, 2004, we were notified that the federal income tax audits for all periods ended with the date of the Transaction had been completed and all federal tax liabilities had been settled, which resulted in the payment of a net federal tax refund that we have distributed to a trust for the benefit of the former Seagate shareholders. Accordingly, we have reversed the indemnification receivables of $39.3 million and income taxes payable of $134.4 million, resulting in a net income tax benefit of $95.1 million. The benefit has been recorded as a credit to income tax expense in the year ended December 31, 2003. We do not expect to have any material payment obligations with respect to other Seagate taxes as of December 31, 2003, nor do we expect to receive any payments pursuant to the indemnification agreement with SAC with respect to such taxes.

Accrued Acquisition and Restructuring Costs

      In the fourth quarter of 2002, our board of directors approved a facility restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. The facility restructuring plan was adopted to address overcapacity in our facilities as a result of lower than planned headcount growth in these metropolitan areas. In connection with this facility restructuring plan, we recorded a net restructuring charge to operating expenses of $96.1 million in the fourth quarter of 2002. This restructuring charge is comprised of (i) $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and (ii) write-offs of $9.2 million for net assets. Total cash outlays under this restructuring plan are expected to be approximately $86.9 million.

      Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2021, or over a shorter period as we may negotiate with our lessors. We expect the majority of costs will be paid by the year ending December 31, 2008.

      During the fourth quarter of 2002, we began vacating excess facilities and by January 31, 2004, vacated all excess facilities associated with this restructuring. We began realizing cost savings from exiting these facilities during the third quarter of 2003. We are in the process of seeking suitable subtenants for these facilities. Our estimates of the facility restructure charge may vary significantly depending, in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the accrued restructuring costs will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the accrued restructuring costs relate to international locations, the accrual will be affected by exchange rate fluctuations.

      In 2003, we incurred acquisition related costs of $15.9 million related to the acquisitions of Jareva and Precise. Additionally, during 1999 we incurred acquisition related costs of $43.4 million and recorded a restructuring charge as a result of the acquisition of $11.0 million. The restructuring charge related to exit costs associated with duplicative facilities that we planned to vacate. During 2002, we recorded an additional accrual of $3.2 million due to a decline in real estate market conditions that resulted in higher actual exit costs than estimated associated with these duplicative facilities and in all years we incurred other acquisition costs for other, immaterial acquisitions.

      The components of the accrued acquisition and restructuring costs and movements within these components through December 31, 2003 were as follows:

	Direct	Involuntary
	Transaction	Termination	Facility	Net Asset
	Costs	Benefits	Related Costs	Write-offs	Total

	(In millions)
Balance at December 31, 2001	$0.8	$—	$10.4	$—	$11.2
Additions	1.3	—	88.4	10.9	100.6
Cash payments	(1.1)	—	(2.8)	—	(3.9)
Non-cash charges	—	—	0.9	0.4	1.3
Impact of exchange rates	—	—	0.8	0.1	0.9

Balance at December 31, 2002	1.0	—	97.7	11.4	110.1
Additions	9.5	0.4	6.1	—	16.0
Cash payments	(9.9)	(0.4)	(16.3)	—	(26.6)
Asset write-offs	—	—	—	(8.9)	(8.9)
Adjustment	—	—	0.8	(0.8)	—
Impact of exchange rates	—	—	3.1	0.4	3.5

Balance at December 31, 2003	$0.6	$—	$91.4	$2.1	$94.1

Recent Accounting Pronouncements

      See Note 1, “Organization and Summary of Significant Accounting Policies” — “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Liquidity and Capital Resources

Cash Flows

      Our cash, cash equivalents and short-term investments totaled $2,503.0 million at December 31, 2003 and represented 71% of our tangible assets. Our cash, cash equivalents and short-term investments totaled $2,241.3 million at December 31, 2002 and represented 76% of our tangible assets. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of commercial paper, auction market securities, asset-backed securities, government securities (taxable and non-taxable) and corporate notes.

      Operating activities provided cash of $628.0 million in 2003 due primarily to net income of $347.5 million, adjusted for depreciation and amortization of $128.3 million, amortization of other intangibles and developed technology of $70.5 million, IPR&D expense of $19.4 million, tax benefits from stock plans of $38.3 million, decrease in other assets of $37.0 million and increases in accrued compensation and benefits of $16.5 million and deferred revenue of $124.9 million which were partially offset by a change in deferred and other income taxes of $58.9 million, increase in accounts receivable of $62.3 million and decreases in accrued acquisition and restructuring costs of $31.7 million and other accrued liabilities of $31.4 million. The increase in accrued compensation and benefits was primarily the result of the accrual of year-end commissions and bonuses for employee goals met during 2003. These were paid to the employees during the first quarter of 2004. The increase in deferred revenue was due primarily to the increase in both new and renewal maintenance and support contracts entered into during 2003. These contracts are typically billed at the beginning of the service year and revenue is recognized ratably during the maintenance term. As of December 31, 2003, we had either collected on these billings or they were included in our outstanding accounts receivable. The increase in accounts receivable was due primarily to a large percentage of the total billings and revenue for the fourth quarter of 2003 occurring during the final month of the quarter. The decrease in the accrued acquisition and restructuring costs was due primarily to the continued payments throughout the year for the cost of closing facilities.

      Operating activities provided cash of $589.4 million in 2002 primarily due to net income of $58.3 million, adjusted for depreciation and amortization of $122.1 million, amortization of other intangibles and developed technology of $139.0 million, tax benefits from stock plans of $19.6 million and other non-cash charges, and increases in accrued acquisition and restructuring costs of $98.0 million, income and other taxes payable of $59.8 million, other accrued liabilities of $40.3 million and deferred revenue of $35.3 million. These increases are partially offset by a change in deferred and other income taxes of $19.9 million.

      Operating activities provided cash of $555.1 million in 2001 primarily due to a net loss of $635.8 million, adjusted for depreciation and amortization of $102.7 million, amortization of goodwill, other intangibles and developed technology of $948.5 million, tax benefits from stock plans of $267.7 million and other non-cash charges, and increases in deferred revenue of $37.9 million and accrued compensation and benefits of $22.4 million and a decrease in other assets of $28.5 million. These increases are partially offset by deferred and other income taxes of $201.7 million and decreases in accounts payable of $15.4 million and accrued acquisition and restructuring costs of $32.1 million.

      Investing activities used cash of $569.1 million in 2003, due primarily to business acquisitions, net of cash acquired of $398.0 million, the net increase in short-term investments of $87.6 million and purchases of property and equipment of $81.2 million. Investing activities used cash of $442.9 million in 2002, due primarily to the net increase in short-term investments of $321.7 million and purchases of property and equipment of $108.2 million. Investing activities used cash of $1,015.0 million in 2001, due primarily to the net increase in short-term investments of $787.4 million, purchases of property and equipment of $145.7 million and $64.7 million for the acquisition of other businesses and technologies.

      Financing activities used cash of $20.8 million in 2003, arising from the redemption of the convertible subordinated notes of $391.7 million and the repurchase of common stock of $316.2 million, offset by the net proceeds from the issuance of convertible subordinated notes of $508.2 million and the proceeds from the issuance of common stock under our employee stock plans of $178.9 million. Financing activities provided cash of $85.6 million in 2002, arising from the issuance of common stock under our employee stock plans. Financing activities provided cash of $102.4 million in 2001, arising primarily from the issuance of common stock under our employee stock plans.

      We continue to evaluate alternative uses of our cash including, but not limited to, strategic acquisitions, repurchasing additional amounts of our common stock, and exercising our purchase option for the properties subject to the build-to-suit lease arrangements, any of which could reduce the amount of available cash and cash equivalents.

Convertible Subordinated Notes

      In August 2003, we issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013, or 0.25% Notes, for which we received net proceeds of approximately $508.2 million, to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue additional interest at that rate until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will accrue such additional interest until the registration statement is declared effective or until we are no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under the specified circumstances discussed below, into shares of our common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share.

      The conversion rate of the 0.25% Notes is subject to adjustment upon the occurrence of specified events. The specified circumstances under which the 0.25% Notes are convertible prior to maturity are: (1) during any quarterly conversion period (which periods begin on the eleventh trading day of each fiscal quarter and end on the eleventh trading day of the following fiscal quarter) prior to August 1, 2010, if the closing sale price of our common stock for at least 20 trading days in the 30 trading day period ending on the first day of such conversion period exceeds 120% of the conversion price of the notes on that first day, (2) during the period beginning August 1, 2010 through the maturity date of the notes, if the closing sale price of our common stock is more than 120% of the then current conversion price, (3) during the five consecutive business day period following any five consecutive trading day period in which the average of the trading prices for the 0.25% Notes was less than 95% of the average of the sale price of our common stock multiplied by the then current conversion rate of the notes, (4) our corporate credit rating assigned by Standard & Poor’s falls below B- (and if Moody’s has assigned a corporate credit rating to us and such rating is lower than B3) or if both such ratings are withdrawn, (5) we call the notes for redemption or (6) upon the occurrence of corporate transactions specified in the indenture governing the notes. Upon any conversion of notes by a holder, we shall have the option to satisfy the conversion obligation in shares of our common stock, in cash or in a combination thereof. It is our intention to satisfy the principal portion of the obligation in cash and the remainder, if any, in shares of our common stock. On or after August 5, 2006, we have the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving us, holders of the 0.25% Notes may require us to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon a fundamental change, we will have the option to pay the repurchase price in cash, shares of common stock or a combination thereof.

      In August 2003, all of our outstanding 5.25% convertible subordinated notes due 2004, or 5.25% Notes, converted into 6.7 million shares of common stock at a conversion price of $9.56 per share. In August 2003, a portion of our outstanding 1.856% convertible subordinated notes due 2006, or 1.856% Notes, converted into 0.5 million shares of common stock at an effective conversion price of $31.35 per share. The remaining outstanding principal amount of the 1.856% Notes was redeemed in August 2003 for $391.8 million in cash including $0.1 million of accrued interest. In connection with the redemption of the 1.856% Notes for cash, we recorded a loss on extinguishment of debt of approximately $4.7 million in the third quarter of 2003 related to the unamortized portion of debt issuance costs. This charge is classified as a non-operating expense in our consolidated statement of operations.

      At December 31, 2003, we had a ratio of long-term debt to total capitalization of approximately 20%. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements.

Long-Term Debt

      In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. The Mountain View facility includes 425,000 square feet and serves as our corporate headquarters. The Milpitas facility includes 466,000 square feet and is primarily used for technical support, sales and general corporate functions. The Roseville facility includes 204,000 square feet and provides space for technical support and research and development functions. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, we accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, we adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and we are considered the primary beneficiary. Accordingly, we began consolidating the variable interest entities on July 1, 2003 and have included the property and equipment and long-term debt on our balance sheet at

December 31, 2003 and the results of their operations in our consolidated statement of operations from July 1, 2003.

      Interest only payments under our debt agreements relating to the facilities are generally paid quarterly and are equal to the termination value of the outstanding debt obligations multiplied by our cost of funds, which is based on London Inter Bank Offered Rate, or LIBOR, using 30-day to 180-day LIBOR contracts and adjusted for our credit spread. The termination values of the debt agreements are approximately $145.2 million, $41.2 million and $194.2 million for the Mountain View, Roseville and Milpitas leases, respectively. The terms of these debt agreements are five years with an option to extend the lease terms for two successive periods of one year each, if agreed to by the financial institutions that financed the facilities. The terms of these debt agreements began March 2000 for the Mountain View and Roseville facilities and July 2000 for the Milpitas facility. We have the option to purchase the three facilities for the aggregate termination value of $380.6 million or, at the end of the term, to arrange for the sale of the properties to third parties while we retain an obligation to the financial institutions that financed the facilities in an amount equal to the difference between the sales price and the guaranteed residual value up to an aggregate $344.6 million if the sales price is less than this amount, subject to the specific terms of the debt agreements. In addition, we are entitled to any proceeds from a sale of the facilities in excess of the termination values. Payment of the purchase price for these properties would reduce the amount of cash, cash equivalents and short-term investments available for funding our research and development efforts, geographic expansion and strategic acquisitions in the future.

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View and Roseville agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the year ended December 31, 2003, our aggregate payments on the debt agreements, including the net payments on the interest rate swaps, were $16.8 million. The payments for the six months ended December 31, 2003 of $8.5 million were included in interest expense in the consolidated statement of operations in accordance with FIN 46. For the years ended December 31, 2002 and 2001, our aggregate payments were $17.0 million and $16.5 million, respectively. The payments made during the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001 were classified as rent expense and included in cost of revenue and operating expenses, in accordance with SFAS No. 13. We expect future interest expense from the build-to-suit agreements to be approximately $17 million per year.

      The agreements for each of the facilities described above require that we maintain specified financial covenants, all of which we were in compliance with as of December 31, 2003. The specified financial covenants as of December 31, 2003 require us to maintain a minimum rolling four quarter earnings before interest, taxes, depreciation and amortization, or EBITDA, of $400.0 million, a minimum ratio of cash and cash equivalents and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents our net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In order to secure the obligations under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the acquisition and development of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View and Roseville facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas facility. We have received waivers from the respective syndicate of banks for each facility in relation to any non-compliance that would have resulted from the delay in filing this Form 10-K or our Form 10-Q for the quarter ended March 31, 2004.

Credit Facility

      During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.4 million USD). At December 31, 2003, no amount was outstanding. The short-term credit facility was renewed in March 2004 and is due to expire in

March 2005. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, one of our wholly-owned subsidiaries.

Acquired Technology Commitments

      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.6 million as of December 31, 2003 and $5.0 million as of December 31, 2002 and is included in other long-term liabilities.

Contractual Commitments

      The following table is a summary of the contractual commitments, including principal and interest payments, associated with our debt and lease obligations as of December 31, 2003:

	December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

	(In thousands)
Operating lease commitments	$56,322	$47,222	$39,839	$35,180	$31,524	$154,413	$364,500
Convertible subordinated notes	1,300	1,300	1,300	1,300	1,300	525,958	532,458
Long-term debt	16,459	385,477	—	—	—	—	401,936
Other long-term liabilities	600	600	600	600	600	2,400	5,400

Total contractual commitments	$74,681	$434,599	$41,739	$37,080	$33,424	$682,771	$1,304,294

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

Factors That May Affect Future Results

      In addition to the other information in this annual report on Form 10-K, you should consider carefully the following factors in evaluating VERITAS and our business.

If we experience lower-than-anticipated revenue in any particular quarter, or if we announce that we expect lower revenue or earnings than previously forecasted, the market price of our securities could decline.

      Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors outside of our control. Any significant revenue shortfall or lowered revenue or earnings forecast could cause the market price of our securities to decline substantially. Factors that could lower our revenue or affect our revenue and earnings forecast include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced IT budgets or weak and uncertain economic and industry conditions;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	changes in the competitive landscape due to mergers, acquisitions or strategic alliances that could allow our competitors to gain market share;

•	the possibility that our strategic partners will introduce, market and sell products that compete with our products;

•	the unpredictability of the timing and magnitude of our sales through direct sales channels and indirect sales channels, including value-added resellers, or VARs, and other distributors, which tend to occur later in a quarter than revenues received through our original equipment manufacturer, or OEM, partners;

•	the timing of new product introductions by us and the market acceptance of new products, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of our sales;

•	the rate of adoption and long sales cycles for new solutions such as utility computing, storage resource management technology and replication;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism, terrorism or military actions taken by the United States or its allies.

      You should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or orders in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results for that quarter. In addition, if we fail to manage our business effectively over the long term, we may experience high operating expenses, and our operating results may fall below the expectations of securities analysts or investors.

Because we derive a majority of our license revenue from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenue.

      We derive a majority of our revenue from a small number of software products, including our NetBackup and Backup Exec data protection products. In addition, our software products are concentrated within the market for data storage. For example, in 2003, we derived approximately 56% of our user license fees from the NetBackup and Backup Exec products, and a similar percentage of our services revenue from associated maintenance and technical support. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers or other factors. If our revenue derived from these software products were to decline significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, a decline in the demand for storage devices, storage software applications or storage capacity could result in a significant reduction in our revenue and adversely affect our business and operating results.

If we fail to manage our distribution channels effectively, or if our partners choose not to market and sell our products to their customers, our sales could decline.

      We market our products and related services both directly to end-users and through a variety of indirect sales channels, which include VARs, distributors, system integrators and OEMs. If we fail to manage our distribution channels successfully, our distribution channels may conflict with one another or otherwise fail to perform as we anticipate which could reduce our sales and increase our expenses, as well as weaken our competitive position.

      Direct Sales. A significant portion of our revenue is derived from sales by our direct sales force to end-users. This sales channel involves special risks, including:

•	longer sales cycles are associated with direct sales efforts;

•	we may have difficulty hiring, training, retaining and motivating our direct sales force; and

•	sales representatives require a substantial amount of training to become productive, and training must be updated to cover new and revised products.

      Indirect Sales Channels. A significant portion of our revenue is also derived from sales through indirect sales channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of special risks, including:

•	our lack of control over the delivery of our products to end-users;

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our resellers and distributors may terminate their relationships with us at any time; and

•	our resellers and distributors may market and distribute competing products.

      OEMs. A portion of our revenue is derived from sales through our OEM partners that incorporate our products into their products. Our reliance on this sales channel involves many risks, including:

•	our lack of control over the shipping dates or volume of systems shipped;

•	our OEM partners are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable in recognition of our increasingly competitive relationship with certain partners;

•	the development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenue;

•	the time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products make it more difficult to introduce those products to the market; and

•	our OEM partners may develop, market and distribute their own products and market and distribute products of our competitors, which could reduce our sales.

We face intense competition, and our competitors may gain market share in the markets for our products, which could adversely affect the growth of our business and cause our revenues to decline.

      We have many competitors in the markets for our products. If existing or new competitors gain market share in any of these markets, we may experience a decline in revenues, which could adversely affect our business and operating results. Our competitors include the internal development groups of our strategic partners. These groups develop storage management software and utility computing infrastructure for the storage and server hardware products marketed by the strategic partners. We also face competition from software vendors that offer products that directly compete with our products or bundle their software products with storage software offered by another vendor.

      Many of our strategic partners and storage hardware vendors offer software products that compete with our products or have announced their intention to focus on developing or acquiring their own storage software products. Storage hardware companies may choose not to offer our products to their customers or limit our access to their hardware platforms. End-user customers may prefer to purchase storage software and hardware that is manufactured by the same company because of greater product breadth offered by the company, perceived advantages in price, technical support, compatibility or other issues. In addition, software vendors may choose to bundle their software, such as an operating system, with their own or other vendors’ storage software. They may also limit our access to standard product interfaces for their software and inhibit our ability to develop products for their platform.

      Many of our competitors have greater financial, technical, sales, marketing and other resources than we do and consequentially may have an ability to influence customers to purchase their products that compete with ours. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional sources of competition in the future.

If we are unable to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recover product development costs, and our earnings and revenue may decline.

      Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring and introducing new products, product updates and services on a timely basis. We must also extend the operation of our products to new platforms and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new software products and services, including software products and services for the utility computing infrastructure, the storage area networking and the storage resource management markets. Each of these markets is new and unproven, and industry standards for these markets are evolving and changing. They also may require development of new channels. If these markets do not develop as anticipated, or if demand for our products and services in these markets does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

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

Our international sales and operations involve special risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.

      We derive a substantial portion of our revenue from customers located outside of the U.S. and have significant operations outside of the U.S., including engineering, sales, customer support and production operations. We plan to expand our international operations and our planned growth is contingent upon the successful expansion of our international revenue. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights;

•	imposition of foreign laws and other governmental controls, including trade and employment restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	limitations on future growth or inability to maintain current levels of revenue from international sales if we do not invest sufficiently in our international operations;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest, war or terrorism, particularly in areas in which we have facilities.

      In addition, we receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in both the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.

Our products may contain significant defects, which may subject us to liability for damages suffered by end-users.

      Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Our end-user customers use our products in applications that are critical to their businesses, including for data backup and recovery, and may have a greater sensitivity to defects in our products than to defects in other, less critical software products. If a customer loses critical data as a result of an error in or failure of our software products or as a result of the customer’s misuse of our software products, the customer could suffer significant damages and seek to recover those damages from us. Although our software licenses generally contain protective provisions limiting our liability, a court could rule that these provisions are unenforceable. If a customer is successful in proving its damages and a court does not enforce our protective provisions, we could be liable for the damages suffered by our customers, which could adversely affect our operating results.

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

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

      Our future success depends upon the continued service of our key management, technical, sales and other critical personnel. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations and may be unsuccessful.

If we are unable to attract and retain qualified employees and manage our employee base effectively, we may be unable to develop new and enhanced products, expand our business or increase our revenue.

      We believe that our success depends in part on our ability to hire and retain qualified employees. As our company grows, and our customers’ demand for our products and services increase, we will need to hire additional management, technical, sales and other personnel. However, competition for people with the specific skills that we require is significant. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

      Historically, we have provided stock-based compensation, such as stock option grants and the availability of discounted shares in our Employee Stock Purchase Plan, as an important incentive for our employees. The volatility in our stock price may from time to time adversely affect our ability to retain or attract key employees. In addition, if we are unable to get stockholder approval for anticipated future increases in the number of shares of common stock authorized under our stock plans, or if changes in accounting rules require us to treat all stock-based compensation as an expense, we may reduce the amount of stock-based compensation awarded to employees. Reductions in our stock-based compensation practices may make it more difficult for us to attract and retain employees, which may negatively affect our ability to manage and operate our business.

We incur considerable expenses to develop products for operating systems that are either owned by others or that are part of the Open Source Community. If we do not receive cooperation in our development efforts from others and access to operating system technologies, we may face higher expenses or fail to expand our product lines and revenues.

      Many of our products operate primarily on the Windows, UNIX and Linux computer operating systems. As part of our efforts to develop products for operating systems that are part of the Open Source Community, we may have to license portions of our products on a royalty free basis or may have to expose our source code. We continue to develop new products for these operating systems. We may not accomplish our development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. Our development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. If the market for a particular operating system does not develop as anticipated, or demand for our products and services in such market does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

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

      We derive a large amount of revenue from a distributor that sells our products and services through resellers. For the year ended December 31, 2003, this distributor accounted for less than 10% of our net revenue. If this distributor were to reduce purchases of our products or services, our revenues would decline unless we were able to increase sales through other distributors or direct sales to customers. Our contract does not require this distributor to purchase any specified amount of our product or services. Accordingly, we cannot be sure that this distributor will continue to market and sell our products and services at current levels.

Cooperating with the SEC in its investigation of our transactions with AOL Time Warner, and in connection with our recent audit committee investigation and related restatement, has required, and may continue to require, a large amount of management time and attention, as well as accounting and legal expense, which may reduce net income or interfere with our ability to manage our business.

      Since the third quarter of 2002, we have received subpoenas and other requests for information issued by the SEC in the investigation entitled In the Matter of AOL/Time Warner. We continue to furnish information requested by the SEC and otherwise cooperate with regard to this investigation and related accounting and disclosure matters. In addition, in the first quarter of 2004, we voluntarily disclosed to the SEC past accounting practices that we determined were not in compliance with GAAP. We are cooperating with the SEC’s requests for information regarding these matters. The SEC’s investigation and inquiries may continue to require significant management attention and accounting and legal resources, or require us to amend our periodic reports for 2003 or prior periods, which could adversely affect our business, results of operations and cash flows.

We have been named as a party to several class action and derivative action lawsuits, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      After we announced in January 2003 that we would restate our financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in federal court alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Several similar complaints purporting to be derivative actions have been filed in state court against some of our directors and officers. In addition, as a result of the current restatement, we are subject to an increased risk that we will be the subject of additional class action securities litigation. The expense of defending any such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations and cash flows.

We have received notification from The Nasdaq Stock Market that our securities may be delisted if we are unable to comply with certain filing deadlines, which delisting could materially and adversely affect the liquidity and trading price of our common stock.

      On March 17, 2004, we received a letter from The Nasdaq Stock Market, or Nasdaq, stating that due to our delinquency in filing our annual report on Form 10-K, our securities are subject to delisting from Nasdaq. We received a similar letter from Nasdaq on May 19, 2004, related to our delinquency in filing our quarterly report on Form 10-Q for the first quarter of 2004. After a hearing before The Nasdaq Listing Qualifications Panel we received a written determination providing for the continued listing of our common stock provided that, among other things, we file with the SEC and deliver to Nasdaq this Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2004, on or before June 22, 2004. The Panel determination further stated that we must timely file with the SEC and deliver to Nasdaq periodic reports for all reporting periods ending on or before June 30, 2005. Should we fail to comply with these requirements, our securities could be delisted, which would materially and adversely affect the liquidity and trading price of our common stock.

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

      As part of our business strategy, we have in the past acquired and expect in the future to acquire other businesses, business units and technologies. Acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our business;

•	integration of acquired business operations and employees into our existing business, including coordination of geographically dispersed operations, which in the past has taken longer and has been more complex than initially expected;

•	incorporation of acquired products and business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture, and our ability to sell the acquired products through our existing or acquired sales channels;

•	loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	dilution of earnings if synergies with the acquired business are not achieved;

•	assumption of liabilities of the acquired business, including costly litigation related to alleged liabilities of the acquired business;

•	presentation of a unified corporate image to our customers and our employees; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

      Acquisitions of businesses, business units and technologies are inherently risky and create many challenges. We cannot provide any assurance that our previous or any future acquisitions will achieve the desired objectives.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings. In particular, we are subject to a number of tax rulings from the country of Israel related to the activities of Precise. Failure to comply with the terms and conditions of such rulings could significantly impact our effective tax rate. The use of tax benefits available under such rulings is dependent upon the scope of future activities in Israel related to the historic Precise business. We do not have a substantial history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. Our effective tax rate is also influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods, and may also be influenced by tax assessments against acquired entities with respect to tax periods prior to the acquisition, which may significantly affect our effective tax rate for the period in which the settlements take place.

Changes to current accounting policies could have a significant effect on our reported financial results or the way in which we conduct our business.

      We prepare our financial statements in conformity with accounting principles generally accepted in the U.S., which are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for variable interest entities; and

•	accounting for goodwill and other intangible assets.

      Changes in these or other rules, or the questioning of current practices, may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See our discussion above under “Critical Accounting Policies and Estimates” for additional information about our critical accounting policies and estimates and associated risks.

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our revenues could be harmed.

      We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual provisions and other measures to protect our proprietary information. All of these measures afford only limited protection. These measures may be invalidated, circumvented or challenged, and others may develop technologies or processes that are similar or superior to our technology. We may not have the proprietary information controls and procedures in place that we need to protect our proprietary information adequately. In addition, because we license the source code for some of our products to third parties, there is a higher likelihood of misappropriation or other misuse of our intellectual property. We also license some of our products under shrink-wrap license agreements that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain or use information that we regard as proprietary, which could harm our revenues.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

      From time to time, we receive claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent, copyright and trademark infringement claims. We have received several trademark claims in the past and may receive more claims in the future from third parties who may also be using the VERITAS name or another name that may be similar to one of our trademarks or service marks. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

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

Any disruption in our operations caused by a catastrophic natural disaster or other events outside of our control could have a material adverse effect on our business, resulting in a loss of revenue or in higher expenses.

      Our business is highly automated and any disruptions or failures in our operations due to a catastrophic natural disaster, such as an earthquake or a flood, or to manmade problems, such as inadvertent errors, malicious software programs or terrorism, may result in a loss of revenue or in higher expenses, harming our operating results. Most of our primary operations, which include a significant portion of our research and development activities and other critical business operations, are located near San Francisco, California, an area known for seismic activity. A catastrophic event, such as a major earthquake, which results in the destruction or disruption of our primary operations, could severely and adversely affect our business, including both our primary data center and other internal operations and our ability to communicate with our customers or sell our products over the Internet.

      In our highly automated environment, we have tightly integrated systems that support our enterprise, including our financial accounting and e-commerce systems. Maintaining the integrity and security of this enterprise is an issue of critical importance for VERITAS and our customers. Any hardware or software failure or breach in security due to inadvertent error, malicious software programs, such as viruses and worms, break-ins or unauthorized tampering with our computer systems could, if wide-spread and destructive, have a negative effect on our internal operations and could adversely affect our business. We take significant and costly measures which have been effective in protecting our enterprise from such events, however, there is no assurance that these measures will be equally as effective in the future. In addition, other events outside of our control, such as war or acts of terrorism, could have a material adverse and potentially devastating effect on our business, operating results and financial condition.

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

      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	announcements of our quarterly operating results and revenue and earnings forecasts or those of our competitors or our customers;

•	rumors, announcements or press articles regarding changes in our management, organization, operations or prior financial statements;

•	inquiries by the SEC, Nasdaq, law enforcement or other regulatory bodies;

•	changes in revenues and earnings estimates by securities analysts;

•	announcements of planned acquisitions by us or by our competitors;

•	gain or loss of a significant customer;

•	announcements of new products by us, our competitors or our OEM customers; and

•	acts of terrorism, the threat of war and economic slowdowns in general.

      The stock market in general, and the market prices of stocks of other technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and our equity investments, as discussed more fully below. In order to manage the volatility relating to our more significant market risks, we enter into various hedging arrangements described below. We do not execute transactions or hold derivative financial instruments for speculative trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal 2004.

Foreign Currency Risk

      We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at December 31, 2003 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of December 31, 2003 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of December 31, 2003, all forward contracts mature in 35 days or less:

					Fair Market Value
	Local Currency				at December 31, 2003
	Contract Amount		Contract Amount		(USD)

	(In thousands)
Contracts to Buy US $
British pound	685.0	GBP	1,212.0	USD	$9.9
Euro	99,000.0	EUR	123,608.4	USD	874.2
Israel shekel	11,255.0	ILS	2,564.7	USD	(2.6)
Indian rupee	296,000.0	INR	6,505.5	USD	(15.0)
Mexican peso	7,573.0	MXN	671.7	USD	2.5
Singapore dollar	17,844.0	SGD	10,490.6	USD	16.4
Contracts to Sell US $
Brazilian real	8,000.0	BRL	2,743.5	USD	(23.2)
British pound	2,685.0	GBP	4,747.8	USD	(41.7)
Canadian dollar	11,000.0	CAD	8,393.2	USD	(110.9)
Japanese yen	68,116.0	JPY	637.5	USD	3.3
Contracts to Buy Euro €
Danish krone	2,922.0	DKK	392.5	EUR	(0.2)
Swedish krona	13,700.0	SEK	1,509.0	EUR	4.8
Swiss franc	619.0	CHF	397.4	EUR	(0.7)
South African rand	3,200.0	ZAR	379.3	EUR	1.0
Contracts to Sell Euro €
British pound	39,000.0	GBP	55,295.9	EUR	(36.7)
Japanese yen	2,033,000.0	JPY	15,245.7	EUR	224.6
Indian rupee	174,328.0	INR	3,058.9	EUR	22.2
UAE dirham	16,024.0	AED	3,492.1	EUR	26.8
Contracts to Buy SGD $
Australian dollar	1,822.0	AUD	2,297.0	SGD	(11.9)
Indian rupee	27,384.0	INR	1,023.7	SGD	(2.3)

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of two of our build-to-suit agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of December 31, 2003, the fair value of the interest rate swaps was $(7.8) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases were based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements. We have deemed this hedge to be highly effective as of December 31, 2003. On July 1, 2003, we began accounting for our variable interest rate debt in accordance with FIN 46 (see Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements). In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it is based on the 3-month LIBOR. However, with the adoption of FIN 46, we redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

Interest Rate Risk

      We are exposed to interest rate risk primarily on our investment portfolio and the build-to-suit lease agreement for the facility located in Milpitas, California (see (2) below). Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio primarily includes money markets funds, commercial paper, corporate notes, US treasury and government securities (taxable and non-taxable), asset-backed securities and auction market securities. The diversity of our portfolio helps us to achieve our investment objective.

      Long-term obligations consist of $520.0 million of our 0.25% convertible subordinated notes due August 1, 2013 and $380.6 million of other long-term debt and, for 2002, represented our then-outstanding 5.25% Notes and 1.856% Notes. The nominal interest rate on the 0.25% Notes is fixed and the notes provide for semi-annual interest payments of approximately $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will accrue such additional interest until the registration statement is declared effective or until we are no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under specified conditions, into shares of our common stock unless previously redeemed or repurchased and are subject to adjustment under the terms of the notes. Long-term debt consists of the three build-to-suit agreements. The interest rates on the build-to-suit agreements are variable based on a 3-month LIBOR plus a credit spread and provide for quarterly interest payments in January, April, July and October, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Long-Term Debt” for more information regarding debt payout.

      The following table presents the amounts of our cash equivalents, short-term investments and long-term obligations, according to maturity date, that may be subject to interest rate risk and the average interest rates as of December 31, 2003 by year of maturity:

	Amortized Cost				Amortized
				Fair Value	Cost
	Due in	Due in 2005
	2004	and Thereafter	Total	2003	2002

	(In thousands, except percentages)
Cash equivalents and short-term investments(1):
Fixed rate	$502,649	$733,118	$1,235,767	$1,236,932	$1,359,712
Average fixed rate	1.65%	2.43%	2.11%	2.11%	2.53%
Variable rate	$376,994	$132,733	$509,727	$509,820	$288,575
Average variable rate	1.36%	1.49%	1.40%	1.40%	1.73%
Total cash equivalents and short-term investments	$879,643	$865,851	$1,745,494	$1,746,752	$1,648,287
Average rate	1.52%	2.29%	1.90%	1.91%	2.39%
Long-term obligations:
Fixed rate	$437	$524,141	$524,578	$524,578	$465,252
Average fixed rate(2)	3.68%	0.28%	0.28%	0.28%	6.27%
Variable rate(3)	$—	$380,630	$380,630	$380,630	$—
Average variable rate	—	2.45%	2.45%	2.45%	—

(1)	For purposes of the above table, cash equivalents consist of commercial paper and government securities.

(2)	Not included in the average fixed rate is the accretion of the underwriting and issuance costs for the $520.0 million convertible subordinated notes. If this was included, our average fixed rate for these notes would be 1.04% for 2005 and thereafter.

(3)	$186.4 million of the variable rate long-term debt is, in effect, a fixed rate as the result of the interest rate swaps (see Note 14, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements) entered into by VERITAS. Including the effect of these interest rate swaps, the average fixed rate would be 6.14%.

Equity Price Risk

      We have made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other than temporary. In 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of the investments that was other than temporary. The losses represented other-than-temporary declines in the fair value of our investments and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition among other factors. As of December 31, 2003, our strategic investments had a carrying value of $5.4 million, and we have determined that there was no further impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or even that we will not lose all or any part of these investments.

Item 8.	Financial Statements and Supplementary Data

Annual Financial Statements

      Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)(1) for a listing of consolidated financial statements provided in the section titled “Financial Statements.”

Selected Quarterly Results of Operations

      The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. This information has been derived from unaudited consolidated financial statements of VERITAS that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. This selected quarterly information has been restated for the first three fiscal quarters in 2003 from previously reported information filed on Form 10-Q, and for all quarters of 2002 and 2001 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Form 10-K. These restatement adjustments are described below. Also described below is the impact of the Seagate Technology tax settlement which was recorded as a subsequent event adjustment to our previously announced results for the fourth quarter and year ended December 31, 2003. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

      We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Quarterly Consolidated Statements of Operations for 2003

      The following table presents the impact of the financial statement adjustments on our consolidated statements of operations for the first three quarters of 2003.

	Year Ended December 31, 2003

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter	Year

	(As	(As	(As	(As	(As	(As
	reported)	restated)	reported)	restated)	reported)	restated)

	(In thousands, except per share amounts)
Net revenue:
User license fees	$254,564	$247,455	$260,962	$252,801	$290,219	$281,814	$310,661	$1,092,731
Services	139,822	142,681	151,894	155,567	160,722	164,811	191,297	654,356

Total net revenue	394,386	390,136	412,856	408,368	450,941	446,625	501,958	1,747,087
Cost of revenue:
User license fees	11,418	11,917	11,716	11,716	11,177	11,483	13,631	48,747
Services	47,789	52,302	50,345	54,807	54,733	58,948	63,484	229,541
Amortization of developed technology	14,782	14,782	10,554	10,554	5,043	5,043	4,888	35,267

Total cost of revenue	73,989	79,001	72,615	77,077	70,953	75,474	82,003	313,555

Gross profit	320,397	311,135	340,241	331,291	379,988	371,151	419,955	1,433,532
Operating expenses:
Selling and marketing	122,047	115,298	123,105	121,843	138,968	136,184	160,649	533,974
Research and development	71,383	70,588	72,584	71,468	77,964	77,377	82,447	301,880
General and administrative	38,153	38,179	38,902	39,638	38,396	39,209	39,018	156,044
Amortization of other intangibles	18,191	18,191	12,250	12,250	2,454	2,454	2,354	35,249
In-process research and development	4,100	4,100	15,300	15,300	—	—	—	19,400

Total operating expenses	253,874	246,356	262,141	260,499	257,782	255,224	284,468	1,046,547

Income from operations	66,523	64,779	78,100	70,792	122,206	115,927	135,487	386,985
Interest and other income, net	8,395	11,012	11,274	13,891	16,677	8,653	10,057	43,613
Interest expense	(7,738)	(7,738)	(7,798)	(7,798)	(9,249)	(9,249)	(5,616)	(30,401)
Loss on extinguishment of debt	—	—	—	—	(4,714)	(4,714)	—	(4,714)
Loss on strategic investments	(3,518)	(3,518)	—	—	—	—	—	(3,518)

Income before income taxes and cumulative effect of change in accounting principle	63,662	64,535	81,576	76,885	124,920	110,617	139,928	391,965
Provision (benefit) for income taxes	21,136	21,431	32,837	31,251	41,085	36,250	(50,689)	38,243

Income before cumulative effect of change in accounting principle	42,526	43,104	48,739	45,634	83,835	74,367	190,617	353,722
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(6,249)	(6,249)	—	(6,249)

Net income	$42,526	$43,104	$48,739	$45,634	$77,586	$68,118	$190,617	$347,473

Income per share before cumulative effect of change in accounting principle:
Basic	$0.10	$0.10	$0.12	$0.11	$0.20	$0.17	$0.45	$0.84

Diluted	$0.10	$0.10	$0.11	$0.11	$0.19	$0.17	$0.43	$0.81

	Year Ended December 31, 2003

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter	Year

	(As	(As	(As	(As	(As	(As
	reported)	restated)	reported)	restated)	reported)	restated)

	(In thousands, except per share amounts)
Cumulative effect of change in accounting principle:
Basic	$—	$—	$—	$—	$(0.02)	$(0.01)	$—	$(0.01)

Diluted	$—	$—	$—	$—	$(0.01)	$(0.02)	$—	$(0.01)

Net income per share:
Basic	$0.10	$0.10	$0.12	$0.11	$0.18	$0.16	$0.45	$0.83

Diluted	$0.10	$0.10	$0.11	$0.11	$0.18	$0.15	$0.43	$0.80

Number of shares used in computing per share amounts — basic	412,916	412,916	415,621	415,621	425,153	425,153	428,010	420,754

Number of shares used in computing per share amounts — diluted	419,380	419,380	427,939	427,939	440,815	440,815	444,914	434,446

Quarterly Consolidated Statements of Operations for 2002

      The following table presents the impact of the financial statement adjustments on our consolidated statements of operations for each of the quarters in 2002.

	Year Ended December 31, 2002

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year

	(As	(As	(As	(As	(As	(As	(As	(As	(As
	reported)	restated)	reported)	restated)	reported)	restated)	reported)	restated)	restated)

	(In thousands, except per share amounts)
Net revenue:
User license fees	$259,711	$254,036	$241,876	$236,851	$240,699	$234,926	$264,427	$260,980	$986,793
Services	110,738	118,004	122,814	128,109	124,985	129,965	141,305	143,127	519,205

Total net revenue	370,449	372,040	364,690	364,960	365,684	364,891	405,732	404,107	1,505,998
Cost of revenue:
User license fees	9,194	9,340	8,778	7,922	8,250	9,069	10,885	9,889	36,220
Services	41,155	46,198	44,852	50,608	46,686	52,530	46,407	53,129	202,465
Amortization of developed technology	16,903	16,903	16,903	16,903	16,457	16,457	16,654	16,654	66,917

Total cost of revenue	67,252	72,441	70,533	75,433	71,393	78,056	73,946	79,672	305,602

Gross profit	303,197	299,599	294,157	289,527	294,291	286,835	331,786	324,435	1,200,396
Operating expenses:
Selling and marketing	126,963	119,387	126,731	118,243	122,042	117,520	129,303	123,386	478,536
Research and development	65,184	64,680	67,701	67,004	69,182	71,906	71,125	71,342	274,932
General and administrative	33,113	32,261	34,612	36,079	35,179	36,272	38,542	38,453	143,065
Amortization of other intangibles	18,016	18,016	18,016	18,016	18,016	18,016	18,016	18,016	72,064
Loss on disposal of assets	—	—	—	—	—	—	3,122	3,122	3,122
Restructuring costs	—	—	—	—	—	—	100,263	99,308	99,308

Total operating expenses	243,276	234,344	247,060	239,342	244,419	243,714	360,371	353,627	1,071,027

Income (loss) from operations	59,921	65,255	47,097	50,185	49,872	43,121	(28,585)	(29,192)	129,369
Interest and other income, net	13,153	12,737	13,708	13,743	10,619	11,848	5,029	3,407	41,735
Interest expense	(7,921)	(7,418)	(7,462)	(7,462)	(7,606)	(7,606)	(7,781)	(7,781)	(30,267)
Gain (loss) on strategic investments	—	—	(14,802)	(14,802)	—	—	3,003	3,003	(11,799)

Income (loss) before income taxes	65,153	70,574	38,541	41,664	52,885	47,363	(28,334)	(30,563)	129,038
Provision for income taxes	20,687	24,167	12,495	14,516	16,659	13,154	21,028	18,935	70,772

Net income (loss)	$44,466	$46,407	$26,046	$27,148	$36,226	$34,209	$(49,362)	$(49,498)	$58,266

Net income (loss) per share:
Basic	$0.11	$0.11	$0.06	$0.07	$0.09	$0.08	$(0.12)	$(0.12)	$0.14

Diluted	$0.11	$0.11	$0.06	$0.06	$0.09	$0.08	$(0.12)	$(0.12)	$0.14

Number of shares used in computing per share amounts — basic	406,086	406,086	409,465	409,465	410,898	410,898	411,773	411,773	409,523

Number of shares used in computing per share amounts — diluted	421,709	421,709	418,719	418,719	416,587	416,587	411,773	411,773	418,959

Quarterly Consolidated Statements of Operations for 2001

      The following table presents the impact of the financial statement adjustments on our consolidated statements of operations for each of the quarters in 2001.

	Year Ended December 31, 2001

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year

	(As	(As	(As	(As	(As	(As	(As	(As	(As
	reported)	restated)	reported)	restated)	reported)	restated)	reported)	restated)	restated)

	(In thousands, except per share amounts)
Net revenue:
User license fees	$308,948	$305,365	$293,611	$287,188	$239,946	$238,590	$267,621	$257,961	$1,089,104
Services	78,343	87,519	96,479	97,494	100,276	104,215	106,704	110,893	400,121

Total net revenue	387,291	392,884	390,090	384,682	340,222	342,805	374,325	368,854	1,489,225
Cost of revenue:
User license fees	10,668	10,794	9,711	9,822	7,920	8,001	12,603	13,131	41,748
Services	31,670	39,652	34,361	40,674	33,952	40,610	38,447	45,784	166,720
Amortization of developed technology	15,791	15,791	15,713	15,713	15,791	15,791	15,791	15,791	63,086

Total cost of revenue	58,129	66,237	59,785	66,209	57,663	64,402	66,841	74,706	271,554

Gross profit	329,162	326,647	330,305	318,473	282,559	278,403	307,484	294,148	1,217,671
Operating expenses:
Selling and marketing	139,258	123,199	141,746	135,442	135,325	124,969	132,644	124,842	508,452
Research and development	56,225	55,540	59,881	58,636	61,636	61,005	64,325	65,341	240,522
General and administrative	25,904	26,614	28,486	29,105	29,687	20,925	40,795	45,084	121,728
Amortization of other intangibles and goodwill	221,226	221,226	221,743	221,743	221,801	221,801	221,881	220,627	885,397
Gain on disposal of assets	—	—	—	—	—	—	—	(1,618)	(1,618)
Acquisition costs (reversals)	—	—	—	—	(5,000)	—	—	—	—

Total operating expenses	442,613	426,579	451,856	444,926	443,449	428,700	459,645	454,276	1,754,481

Loss from operations	(113,451)	(99,932)	(121,551)	(126,453)	(160,890)	(150,297)	(152,161)	(160,128)	(536,810)
Interest and other income, net	18,628	18,949	17,212	16,919	15,697	15,791	13,380	12,732	64,391
Interest expense	(6,970)	(6,970)	(7,325)	(7,325)	(7,552)	(7,552)	(7,535)	(7,534)	(29,381)
Loss on strategic investments	—	—	—	—	(16,074)	(16,074)	—	—	(16,074)

Loss before income taxes	(101,793)	(87,953)	(111,664)	(116,859)	(168,819)	(158,132)	(146,316)	(154,930)	(517,874)
Provision for (benefit from) income taxes	52,097	57,494	14,818	12,792	(8,994)	(4,826)	55,816	52,457	117,917

Net loss	$(153,890)	$(145,447)	$(126,482)	$(129,651)	$(159,825)	$(153,306)	$(202,132)	$(207,387)	$(635,791)

Net loss per share:
Basic	$(0.39)	$(0.37)	$(0.32)	$(0.33)	$(0.40)	$(0.38)	$(0.50)	$(0.52)	$(1.59)

Diluted	$(0.39)	$(0.37)	$(0.32)	$(0.33)	$(0.40)	$(0.38)	$(0.50)	$(0.52)	$(1.59)

Number of shares used in computing per share amounts — basic	394,829	394,829	398,017	398,017	400,455	400,455	402,684	402,684	399,016

Number of shares used in computing per share amounts — diluted	394,829	394,829	398,017	398,017	400,455	400,455	402,684	402,684	399,016

Restatement Adjustments for 2003

      Set forth below are the adjustments and the “as adjusted” amounts as a result of our restatement of the previously issued financial statements for the first three fiscal quarters of 2003 from previously reported information filed on Form 10-Q. The adjustments and “as adjusted” amounts for the fourth quarter and year ended December 31, 2003 reflect the impact of the restatement on the results previously announced and furnished to the SEC on Form 8-K.

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands)
User license fees, as reported	$254,564	$260,962	$290,219	$308,986	$1,114,731
Adjustments:
Reclassification of royalty revenues to services(a)	(4,783)	(4,565)	(4,824)	—	(14,172)
Reclassification of marketing development funds(b)	(1,187)	(1,040)	(1,404)	(876)	(4,507)
Other user license fee adjustments(g)	(1,139)	(2,556)	(2,177)	2,551	(3,321)

Subtotal of adjustments	(7,109)	(8,161)	(8,405)	1,675	(22,000)

User license fees revenue, as adjusted	$247,455	$252,801	$281,814	$310,661	$1,092,731

Services, as reported	$139,822	$151,894	$160,722	$203,894	$656,332
Adjustments:
Reclassification of royalty revenues from user license fees(a)	4,783	4,565	4,824	—	14,172
Out-of-period royalty revenue(d)	—	—	—	(6,455)	(6,455)
Out-of period maintenance revenue(e)	587	(713)	(380)	(6,170)	(6,676)
Out-of-period professional services revenue(f)	(1,607)	—	—	—	(1,607)
Other services revenue adjustments(g)	(904)	(179)	(355)	28	(1,410)

Subtotal of adjustments	2,859	3,673	4,089	(12,597)	(1,976)

Services, as adjusted	$142,681	$155,567	$164,811	$191,297	$654,356

Cost of revenue and operating expenses, as reported	$327,863	$334,756	$328,735	$361,828	$1,353,182
Adjustments(c):
Out-of period expenses(h)	1,134	218	(423)	7,546	8,475
Purchase accounting(i)	65	(257)	719	862	1,389
Reclassification of marketing development funds(b)	(1,187)	(1,040)	(1,404)	(876)	(4,507)
Other errors in the application of GAAP(j)	(2,518)	3,899	3,071	(2,889)	1,563

Subtotal of adjustments	(2,506)	2,820	1,963	4,643	6,920

Cost of revenue and operating expenses, as adjusted	$325,357	$337,576	$330,698	$366,471	$1,360,102

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands)
Interest and other income and expense, net, as reported	$657	$3,476	$7,428	$4,719	$16,280
Adjustments:
Other errors in the application of GAAP(j)	2,617	2,617	(8,024)	(278)	(3,068)

Interest and other income and expense, net, as adjusted	$3,274	$6,093	$(596)	$4,441	$13,212

Provision for income taxes, as reported	$21,136	$32,837	$41,085	$50,430	$145,488
Adjustments:
Adjustments as a result of restatement(k)	295	(1,586)	(4,835)	(6,019)	(12,145)
Seagate tax settlement(l)	—	—	—	(95,100)	(95,100)

Subtotal of adjustments	295	(1,586)	(4,835)	(101,119)	(107,245)

Provision (benefit) for income taxes, as adjusted	$21,431	$31,251	$36,250	$(50,689)	$38,243

Net income, as reported	$42,526	$48,739	$77,586	$105,341	$274,192
Restatement adjustments	578	(3,105)	(9,468)	(9,824)	(21,819)
Seagate tax settlement	—	—	—	95,100	95,100

Net income, as adjusted	$43,104	$45,634	$68,118	$190,617	$347,473

Restatement Adjustments for 2002

      Set forth below are the adjustments and the “as restated” amounts as a result of our restatement of the previously issued financial statements for the first three fiscal quarters of 2002 from previously reported information filed on Form 10-Q, and for the fourth quarter of 2002 from previously reported information filed on Form 10-K.

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands)
User license fees, as reported	$259,711	$241,876	$240,699	$264,427	$1,006,713
Adjustments:
Reclassification of royalty revenues to services(a)	(4,070)	(3,935)	(4,321)	(4,501)	(16,827)
Reclassification of marketing development funds(b)	(1,376)	(1,297)	(1,678)	(1,648)	(5,999)
Other user license fees adjustments(g)	(229)	207	226	2,702	2,906

Subtotal of adjustments	(5,675)	(5,025)	(5,773)	(3,447)	(19,920)

User license fees revenue, as restated	$254,036	$236,851	$234,926	$260,980	$986,793

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands)
Services, as reported	$110,738	$122,814	$124,985	$141,305	$499,842
Adjustments:
Reclassification of royalty revenues from user license fees(a)	4,070	3,935	4,321	4,501	16,827
Out-of-period royalty revenue(d)	183	1,098	392	339	2,012
Out-of period maintenance revenue(e)	1,342	(1,362)	2,079	(1,089)	970
Out-of-period professional services revenue(f)	1,788	1,073	(981)	(2,101)	(221)
Other services revenue adjustments(g)	(117)	551	(831)	172	(225)

Subtotal of adjustments	7,266	5,295	4,980	1,822	19,363

Services, as restated	$118,004	$128,109	$129,965	$143,127	$519,205

Cost of revenue and operating expenses, as reported	$310,528	$317,593	$315,812	$434,317	$1,378,250
Adjustments(c):
Out-of period expenses(h)	(1,879)	(1,167)	683	(2,710)	(5,073)
Purchase accounting(i)	109	381	109	1,059	1,658
Reclassification of marketing development funds(b)	(1,376)	(1,297)	(1,678)	(1,648)	(5,999)
Other errors in the application of GAAP(j)	(597)	(735)	6,844	2,281	7,793

Subtotal of adjustments	(3,743)	(2,818)	5,958	(1,018)	(1,621)

Cost of revenue and operating expenses, as restated	$306,785	$314,775	$321,770	$433,299	$1,376,629

Interest and other income and expense, net, as reported	$5,232	$6,246	$3,013	$(2,752)	$11,739
Adjustments:
Out-of period expenses(h)	—	—	—	(2,777)	(2,777)
Other errors in the application of GAAP(j)	87	35	1,229	1,155	2,506

Subtotal of adjustments	87	35	1,229	(1,622)	(271)

Interest and other income, net, as restated	$5,319	$6,281	$4,242	$(4,374)	$11,468

Provision for income taxes, as reported	$20,687	$12,495	$16,659	$21,028	$70,869
Adjustments:
Adjustments as a result of restatement(k)	3,480	2,021	(3,505)	(2,093)	(97)

Provision for income taxes, as restated	$24,167	$14,516	$13,154	$18,935	$70,772

Net income (loss), as reported	$44,466	$26,046	$36,226	$(49,362)	$57,376
Net adjustments	1,941	1,102	(2,017)	(136)	890

Net income (loss), as restated	$46,407	$27,148	$34,209	$(49,498)	$58,266

Restatement Adjustments for 2001

      Set forth below are the adjustments and the “as restated” amounts as a result of our restatement of the previously issued financial statements for the first three fiscal quarters of 2001 from previously reported information filed on Form 10-Q, and for the fourth quarter of 2001 from previously reported information filed on Form 10-K.

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands)
User license fees, as reported	$308,948	$293,611	$239,946	$267,621	$1,110,126
Adjustments:
Reclassification of royalty revenues to services(a)	—	(4,736)	(4,632)	(4,484)	(13,852)
Reclassification of marketing development funds(b)	(1,099)	(547)	(1,342)	(1,325)	(4,313)
Other user license fees adjustments(g)	(2,484)	(1,140)	4,618	(3,851)	(2,857)

Subtotal of adjustments	(3,583)	(6,423)	(1,356)	(9,660)	(21,022)

User license fees revenue, as restated	$305,365	$287,188	$238,590	$257,961	$1,089,104

Services, as reported	$78,343	$96,479	$100,276	$106,704	$381,802
Adjustments:
Reclassification of royalty revenues from user license fees(a)	—	4,736	4,632	4,484	13,852
Out-of-period royalty revenue(d)	763	(1,552)	(1,003)	(363)	(2,155)
Out-of period maintenance revenue(e)	1,806	700	1,410	(539)	3,377
Out-of-period professional services revenue(f)	4,285	(2,385)	(819)	747	1,828
Other services revenue adjustments(g)	2,322	(484)	(281)	(140)	1,417

Subtotal of adjustments	9,176	1,015	3,939	4,189	18,319

Services, as restated	$87,519	$97,494	$104,215	$110,893	$400,121

Cost of revenue and operating expenses, as reported	$500,742	$511,641	$501,112	$526,486	$2,039,981
Adjustments(c):
Out-of period expenses(h)	(4,742)	(2,072)	(3,673)	8,779	(1,708)
Purchase accounting(i)	—	—	—	(2,125)	(2,125)
Reclassification of marketing development funds(b)	(1,099)	(547)	(1,342)	(1,325)	(4,313)
Other errors in the application of GAAP(j)	(2,085)	2,113	(2,995)	(2,833)	(5,800)

Subtotal of adjustments	(7,926)	(506)	(8,010)	2,496	(13,946)

Cost of revenue and operating expenses, as restated	$492,816	$511,135	$493,102	$528,982	$2,026,035

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands)
Interest and other income and expense, net, as reported	$11,658	$9,887	$8,145	$5,845	$35,535
Adjustments:
Other errors in the application of GAAP(j)	321	(293)	94	(647)	(525)

Interest and other income, net, as restated	$11,979	$9,594	$8,239	$5,198	$35,010

Provision for income taxes, as reported	$52,097	$14,818	$(8,994)	$55,816	$113,737
Adjustments:
Adjustments as a result of restatement(k)	5,397	(2,026)	4,168	(3,359)	4,180

Provision for income taxes, as restated	$57,494	$12,792	$(4,826)	$52,457	$117,917

Net loss, as reported	$(153,890)	$(126,482)	$(159,825)	$(202,132)	$(642,329)
Net adjustments	8,443	(3,169)	6,519	(5,255)	6,538

Net loss, as restated	$(145,447)	$(129,651)	$(153,306)	$(207,387)	$(635,791)

      The interim financial information for 2003, 2002 and 2001 has been impacted by the restatement as follows:

Restatement Adjustments

Reclassification Adjustments

      (a) Reclassification of Royalty Revenue. In the fourth quarter of 2003, royalty revenues related to product upgrades for a specific OEM contract, which had previously been reported as user license fees, were reclassified to services revenue to more appropriately reflect the nature of the revenue. As a result of the restatement of our financial statements, we have reclassified revenues from this royalty contract from user license fees to services revenue for all restated periods. The reclassification resulted in a decrease in user license fees for the second quarter of 2001 through the third quarter of 2003 and corresponding increases in services revenue for the same periods.

      (b) Reclassification of Marketing Development Funds. We reclassified certain marketing development fund expenses to comply with Emerging Issues Task Force 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which requires certain expenses reimbursed to channel partners to be netted against revenue. Accordingly, there was a decrease in both operating expenses and user license fees of $4.5 million, $6.0 million and $4.3 million for 2003, 2002 and 2001, respectively.

      (c) Reclassification of Technical Support Costs. We reclassified certain customer support costs that had previously been recorded as operating expenses to cost of revenue for all restated periods to more appropriately reflect the nature of these costs. Accordingly, there was a decrease in operating expenses and an offsetting increase in cost of revenue of $4.5 million, $4.8 million, $4.7 million and $5.2 million for the four quarters of 2003. Related reclassification adjustments were $5.1 million, $5.3 million, $4.8 million and $4.7 million for the four quarters of 2002 and $8.4 million, $6.9 million, $7.0 million and $5.1 million for the four quarters of 2001. This reclassification has not been shown on the reconciliation of adjustments because the reconciliation does not separately describe the impacts between cost of revenue and operating expenses.

Adjustments Impacting Net Income

      (d) Out-of-Period Royalty Revenue. Amortization periods were applied incorrectly for a specific OEM support contract which resulted in revenue generally being deferred in 2002, 2001 and prior periods and recognized in subsequent periods. The restatement adjustments result in revenue being recognized in the proper periods. The effect of the adjustments increased service revenue by $2.0 million for 2002 and decreased service revenue by $2.2 million for 2001. In conjunction with correcting these errors for 2002, 2001 and prior periods, services revenue was revised for 2003 to reflect a decrease of $6.5 million in the fourth quarter.

      (e) Out-of-Period Maintenance Revenue. Amortization periods were applied incorrectly for certain maintenance and technical support contracts which resulted in revenue being deferred in 2002, 2001 and prior periods and recognized in subsequent periods. The restatement adjustments result in revenue being recognized in the proper periods. The effect of the adjustments increased services revenue by $1.0 million and $3.4 million for 2002 and 2001, respectively. In conjunction with correcting these errors for 2002, 2001 and prior periods, services revenue was revised for 2003 to reflect a decrease of $6.7 million, of which $6.2 million was in the fourth quarter of 2003.

      (f) Out-of-Period Professional Services Revenue. We determined that for 2002 and 2001 some professional services that had been delivered were incorrectly deferred and recognized in subsequent periods. The restatement adjustments result in revenue being recognized in the proper periods. The effect of the adjustments decreased services revenue by $0.2 million for 2002 and increased services revenue by $1.8 million for 2001. In conjunction with correcting these errors for 2002 and 2001, services revenue was revised for 2003 to reflect a decrease of $1.6 million in the first quarter.

      (g) Other User License Fees and Other Services Revenue Adjustments. The restatement includes the correction of errors previously made in the application of revenue recognition principles under SOP No. 97-2, Software Revenue Recognition, and SFAS No. 48, Revenue Recognition when Right of Return Exists, that affected the timing of certain revenue recognition. The restatement adjustments result in revenue being recognized in the proper periods. The effect of these adjustments increased user license fees by $2.9 million for 2002 and decreased user license fees by $2.9 million for 2001. Services revenue decreased by $0.2 million for 2002 and increased by $1.4 million for 2001. In conjunction with correcting these errors for 2002, 2001 and prior periods, user license fees and services revenue for 2003 were also revised. The effect of the adjustments for 2003 increased user license fees by $1.1 million and decreased services revenue by $0.7 million. We also made adjustments to 2003 that are unrelated to errors in prior periods. These 2003 adjustments, which related primarily to the deferral of revenue associated with several multiple element arrangements, decreased user license fees and services revenue by $4.4 million and $0.7 million, respectively. The adjustments unrelated to errors in prior periods are expected to be recognized as revenue in 2004.

      (h) Out-of-Period Expenses. Adjustments were recorded to reflect the proper timing of expenses related to certain unsubstantiated expense accruals. For 2002 and 2001, adjustments of $5.1 million and $1.7 million, respectively, were made to decrease cost of revenue and operating expenses for out-of-period expenses. Additionally, in the fourth quarter of 2002, an adjustment to decrease other income (included in interest and other income, net) by $2.8 million was recorded. In conjunction with correcting these errors for 2002, 2001 and prior periods, adjustments of $8.5 million were made to increase cost of revenue and operating expenses for 2003. Of these adjustments, $7.5 million were recorded in the fourth quarter of 2003.

      (i) Purchase Accounting. Adjustments were recorded to correct errors in the application of purchase accounting. Generally, accrued liabilities established as part of certain acquisitions were released in 2003 and 2002 as a reduction in expenses when the accrued liability should have been adjusted as a reduction to goodwill. Accordingly, adjustments for 2003 and 2002 of $1.4 million and $1.7 million, respectively, were made to increase cost of revenue and operating expenses for these reversals and, to a lesser extent, to correct accounting for stock-based compensation in connection with acquisitions. In addition, adjustments for $2.1 million were recorded for 2001 to decrease cost of revenue and operating expenses related to the impact of amortizing less goodwill due to these purchase accounting adjustments and to correct accounting for stock-based compensation in connection with these acquisitions.

      (j) Other Errors in the Application of GAAP. Adjustments were recorded to correct certain errors in the application of GAAP for a derivative instrument and certain other transactions. As a result, cost of revenue and operating expenses increased by $1.6 million and $7.8 million for 2003 and 2002, respectively, and cost of revenue and operating expenses decreased by $5.8 million for 2001. Interest and other income and expense, net, decreased by $3.1 million for 2003, increased by $2.5 million for 2002 and decreased by $0.5 million for 2001 for adjustments primarily related to the incorrect accounting for the derivative instrument.

      (k) Provision for Income Taxes. Adjustments were made to the provision for income taxes to account for the tax effect of the restatement adjustments at our effective tax rate, as applicable.

Subsequent Event Adjustment

      (l) Seagate Tax Settlement. The provision for income taxes includes an adjustment for a tax benefit of $95.1 million related to the March 15, 2004 settlement of certain tax audits associated with our 2000 acquisition of Seagate Technology.

Quarterly Consolidated Balance Sheets for 2003

      The following table presents the impact of the financial statement adjustments on our consolidated balance sheets for the first three quarters of 2003.

	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003

	(As	(As	(As	(As	(As	(As
	reported)	restated)	reported)	restated)	reported)	restated)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,031,404	$1,031,404	$1,017,018	$1,017,018	$722,612	$722,612	$823,171
Short-term investments	1,362,703	1,362,703	1,353,932	1,353,932	1,566,441	1,566,441	1,679,844
Accounts receivable, net	78,277	72,026	131,556	125,722	144,729	138,682	250,098
Other current assets	75,230	75,916	72,641	73,052	79,557	79,444	60,254
Deferred income taxes	60,070	49,043	60,781	51,340	60,808	56,202	30,302

Total current assets	2,607,684	2,591,092	2,635,928	2,621,064	2,574,147	2,563,381	2,843,669
Property and equipment, net	222,844	221,115	216,702	214,676	568,952	568,952	572,977
Other intangibles, net	49,766	49,766	88,823	89,865	90,052	90,052	81,344
Goodwill, net	1,239,909	1,244,539	1,733,122	1,756,443	1,763,056	1,759,212	1,755,591
Other non-current assets	14,311	34,204	19,653	40,527	37,388	37,388	25,385
Deferred income taxes	136,891	135,132	127,744	127,343	131,093	131,093	69,500

	$4,271,405	$4,275,848	$4,821,972	$4,849,918	$5,164,688	$5,150,078	$5,348,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,738	$31,584	$40,847	$39,693	$29,859	$28,705	$38,289
Accrued compensation and benefits	66,957	61,685	97,645	91,300	100,447	95,930	124,655
Accrued acquisition and restructuring costs	38,843	38,843	112,158	112,158	33,918	33,918	25,051
Other accrued liabilities	79,856	60,900	95,760	76,595	83,180	73,253	83,184
Income taxes payable	155,285	155,285	180,781	180,781	203,636	203,636	141,623
Deferred revenue	298,117	280,711	309,710	296,874	323,020	312,987	398,772

Total current liabilities	671,796	629,008	836,901	797,401	774,060	748,429	811,574
Convertible subordinated notes	464,497	464,497	468,740	468,740	520,000	520,000	520,000
Long-term debt	—	—	—	—	380,630	380,630	380,630
Accrued acquisition and restructuring costs	74,433	69,538	71,266	66,475	65,053	65,053	69,019
Other long-term liabilities	—	26,330	—	27,942	21,874	24,745	23,649
Deferred and other income taxes	113,100	113,100	113,100	113,100	113,100	113,100	—

Total liabilities	1,323,826	1,302,473	1,490,007	1,473,658	1,874,717	1,851,957	1,804,872
Stockholders’ equity:
Common stock	432	432	443	443	455	455	458
Additional paid-in capital	6,357,619	6,363,000	6,696,150	6,716,006	6,882,347	6,882,349	6,941,798
Accumulated deficit	(1,703,186)	(1,682,445)	(1,654,447)	(1,636,811)	(1,576,861)	(1,568,693)	(1,378,076)
Deferred stock-based compensation	(4,939)	(4,716)	(18,740)	(11,617)	(9,678)	(9,788)	(8,455)
Accumulated other comprehensive income (loss)	(283)	(832)	10,623	10,303	12,011	12,101	6,172
Treasury stock, at cost	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(2,018,303)	(2,018,303)	(2,018,303)

Total stockholders’ equity	2,947,579	2,973,375	3,331,965	3,376,260	3,289,971	3,298,121	3,543,594

	$4,271,405	$4,275,848	$4,821,972	$4,849,918	$5,164,688	$5,150,078	$5,348,466

Quarterly Consolidated Balance Sheets for 2002

      The following table presents the impact of the financial statement adjustments on our consolidated balance sheets for each of the quarters in 2002.

	March 31, 2002		June 30, 2002		September 30, 2002		December 31, 2002

	(As	(As	(As	(As	(As	(As	(As	(As
	reported)	restated)	reported)	restated)	reported)	restated)	reported)	restated)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$899,389	$899,389	$746,995	$746,995	$831,571	$831,571	$764,062	$764,062
Short-term investments	1,014,968	1,014,968	1,288,510	1,288,510	1,291,467	1,291,467	1,477,259	1,477,259
Accounts receivable, net	124,974	129,364	137,436	123,971	115,128	109,025	170,204	167,014
Other current assets	59,360	59,146	68,067	67,912	67,457	67,243	74,178	72,027
Deferred income taxes	124,374	109,825	123,481	106,910	122,834	109,766	59,995	49,263

Total current assets	2,223,065	2,212,692	2,364,489	2,334,298	2,428,457	2,409,072	2,545,698	2,529,625
Property and equipment, net	216,791	217,942	227,737	228,061	230,799	232,471	230,261	227,481
Other intangibles, net	174,263	174,263	137,172	137,172	102,159	103,161	72,594	72,594
Goodwill, net	1,202,814	1,197,178	1,202,814	1,197,178	1,202,814	1,197,176	1,196,593	1,193,289
Other non-current assets	55,458	55,132	30,583	39,837	28,383	39,094	45,071	48,483
Deferred income taxes	58,530	58,530	71,685	71,685	84,840	84,840	127,863	127,863

	$3,930,921	$3,915,737	$4,034,480	$4,008,231	$4,077,452	$4,065,814	$4,218,080	$4,199,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,226	$31,771	$46,475	$42,469	$30,016	$27,610	$33,823	$32,668
Accrued compensation and benefits	62,005	55,725	81,925	74,402	81,562	75,292	97,233	92,720
Accrued acquisition and restructuring costs	12,058	10,906	11,595	10,443	10,786	9,634	37,742	37,742
Other accrued liabilities	75,846	54,381	81,274	59,969	78,099	60,958	94,352	75,173
Income taxes payable	80,881	80,881	98,290	98,290	124,305	124,305	123,569	123,569
Deferred revenue	273,955	264,673	275,666	247,976	256,773	238,214	280,314	262,001

Total current liabilities	537,971	498,337	595,225	533,549	581,541	536,013	667,033	623,873
Convertible subordinated notes	447,878	447,878	451,849	451,849	456,007	456,007	460,252	460,252
Accrued acquisition and restructuring costs	—	—	—	—	—	—	72,402	72,402
Other long-term liabilities	—	4,661	—	14,186	—	19,275	21,526	26,717
Deferred and other income taxes	113,100	113,100	113,100	113,100	113,100	113,100	113,100	113,100

Total liabilities	1,098,949	1,063,976	1,160,174	1,112,684	1,150,648	1,124,395	1,334,313	1,296,344
Stockholders’ equity:
Common stock	427	427	429	429	431	431	431	431
Additional paid-in capital	6,296,629	6,296,629	6,312,568	6,312,568	6,329,420	6,329,420	6,334,581	6,334,581
Accumulated deficit	(1,759,062)	(1,737,408)	(1,733,016)	(1,710,260)	(1,696,790)	(1,676,051)	(1,745,712)	(1,725,549)
Deferred stock-based compensation	—	(759)	—	(650)	—	(541)	—	(434)
Accumulated other comprehensive loss	(3,958)	(5,064)	(3,611)	(4,476)	(4,193)	(9,776)	(3,469)	(3,974)
Treasury stock, at cost	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,831,972	2,851,761	2,874,306	2,895,547	2,926,804	2,941,419	2,883,767	2,902,991

	$3,930,921	$3,915,737	$4,034,480	$4,008,231	$4,077,452	$4,065,814	$4,218,080	$4,199,335

Quarterly Consolidated Balance Sheets for 2001

      The following table presents the impact of the financial statement adjustments on our consolidated balance sheets for each of the quarters of 2001.

	March 31, 2001		June 30, 2001		September 30, 2001		December 31, 2001

	(As	(As	(As	(As	(As	(As	(As	(As
	reported)	restated)	reported)	restated)	reported)	restated)	reported)	restated)

	(In thousands)
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,010,716	$1,010,266	$868,018	$867,568	$603,356	$602,906	$538,419	$531,495
Short-term investments	234,103	234,103	340,310	340,310	718,195	718,195	1,156,441	1,156,441
Accounts receivable, net	162,914	163,932	189,544	185,980	161,338	173,756	176,635	178,029
Other current assets	28,415	28,248	33,691	34,083	39,694	39,482	66,466	66,251
Deferred income taxes	41,455	29,409	40,112	30,092	38,948	24,761	124,290	113,461

Total current assets	1,477,603	1,465,958	1,471,675	1,458,033	1,561,531	1,559,100	2,062,251	2,045,677
Long-term investments	119,816	119,816	281,379	281,379	267,119	267,119	—	—
Property and equipment, net	186,052	188,641	217,853	220,765	225,629	231,059	225,763	227,680
Other intangibles, net	305,034	305,034	270,691	270,691	236,346	236,346	209,725	209,725
Goodwill, net	1,777,071	1,772,834	1,573,418	1,569,182	1,372,687	1,368,450	1,202,811	1,199,507
Other non-current assets	114,962	116,802	114,401	123,374	100,343	101,514	52,451	52,365
Deferred income taxes	—	—	—	—	—	—	45,375	45,375

	$3,980,538	$3,969,085	$3,929,417	$3,923,424	$3,763,655	$3,763,588	$3,798,376	$3,780,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,515	$43,033	$40,225	$39,224	$32,902	$30,350	$32,244	$29,536
Accrued compensation and benefits	49,634	43,123	72,752	65,524	66,774	59,491	89,637	84,720
Accrued acquisition and restructuring costs	18,353	17,523	17,158	16,328	11,795	10,964	12,093	11,165
Other accrued liabilities	69,947	56,152	81,308	72,306	70,705	71,519	80,833	62,874
Income taxes payable	33,926	33,926	35,485	35,485	41,837	41,837	63,735	63,735
Deferred revenue	214,184	201,021	227,754	211,359	224,772	207,051	238,433	226,670

Total current liabilities	430,559	394,778	474,682	440,226	448,785	421,212	516,975	478,700
Convertible subordinated notes	432,653	432,653	436,459	436,459	440,437	440,437	444,408	444,408
Other long-term liabilities	—	1,841	—	2,304	—	3,800	—	3,079
Deferred and other income taxes	198,252	198,252	186,288	186,288	167,957	167,957	113,100	113,100

Total liabilities	1,061,464	1,027,524	1,097,429	1,065,277	1,057,179	1,033,406	1,074,483	1,039,287
Stockholders’ equity:
Common stock	415	415	418	418	420	420	423	423
Additional paid-in capital	5,948,122	5,948,122	5,989,236	5,989,236	6,016,037	6,016,037	6,228,914	6,228,914
Accumulated deficit	(1,314,649)	(1,293,471)	(1,441,131)	(1,423,122)	(1,600,956)	(1,576,428)	(1,803,088)	(1,783,815)
Deferred stock-based compensation	—	—	—	—	—	—	—	(869)
Accumulated other comprehensive loss	(12,750)	(11,441)	(14,471)	(6,321)	(6,961)	(7,783)	(292)	(1,547)
Treasury stock, at cost;	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)	(1,702,064)

Total stockholders’ equity	2,919,074	2,941,561	2,831,988	2,858,147	2,706,476	2,730,182	2,723,893	2,741,042

	$3,980,538	$3,969,085	$3,929,417	$3,923,424	$3,763,655	$3,763,588	$3,798,376	$3,780,329

Balance Sheet Adjustments and Reclassifications

      The adjustments to the consolidated balance sheets are primarily the result of the restatement adjustments described above to the consolidated statements of operations and, to a lesser extent, certain other reclassifications described below.

      Accounts receivable reflects restatement adjustments described above to the consolidated statements of operations, as well as the increase in accounts receivable and other accrued liabilities in the second and third quarters of 2001 to appropriately account for the factoring of certain receivables.

      The current portion of deferred income taxes reflects the tax impact of the adjustments to the consolidated statements of operations.

      Other non-current assets reflect the impact of the restatement adjustments related to a derivative instrument. In the third quarter of 2000, we entered into a three-year cross currency cash flow hedge against foreign exchange fluctuations on foreign currency denominated cash flows under an intercompany loan receivable. This instrument was settled in the third quarter of 2003. The adjustments were recorded to mark-to-market the instrument through the balance sheets. In addition to other non-current assets, other long-term liabilities and comprehensive income (loss) were adjusted correspondingly for the first quarter of 2001 through the third quarter of 2003.

      Accrued compensation and benefits and other accrued liabilities reflect restatement adjustments described above to the consolidated statements of operations, as well as certain balance sheet reclassifications, including the reclassification of deferred compensation to other long-term liabilities.

      Deferred revenue reflects the restatement adjustments described above to the consolidated statements of operations, as well as reclassifications between accounts receivable and deferred revenue. As a result of these reclassifications, deferred license revenue includes only the deferred license revenue that has been paid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003, which included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. This evaluation has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures. As noted below, we have identified a material weakness in our internal controls that existed during 2003 and prior periods.

      Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in conformity with generally accepted accounting principles.

      Our chief executive officer and chief financial officer, with the assistance of our disclosure committee, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Our evaluation process included the identification, review and evaluation of the effectiveness of our disclosure controls and procedures applicable to the period covered under and existing through the filing of this periodic report. In addition, we sought to identify any changes to our internal controls during the quarter ended December 31, 2003 that would have a material effect on our internal controls, any significant deficiencies or material weaknesses in our internal controls and any acts of fraud involving personnel who had a significant role in our internal controls. We perform this type of evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K.

      As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements and in Note 2 of the Notes to Consolidated Financial Statements, we determined in March 2004 to restate our financial statements for 2002 and 2001 and to revise our previously announced financial results for 2003. Our decision to restate resulted from the findings of an independent investigation under the direction of our audit committee into past accounting practices that occurred in 2002 and prior periods. Following the investigation and our determination to restate our financial statements, we performed additional procedures to ensure the accuracy of our financial information. These additional procedures included a further review of internal documents, tests of certain system controls, cut-off procedures and a review of revenue transactions and other cost and expense accounts. As a result, we determined to correct additional errors made in 2003 and prior periods, including errors that were previously not recorded because in each such case and in aggregate we believed the amount of any such error was not material to our consolidated financial statements. We also made certain revenue, expense and balance sheet reclassifications.

      In connection with our restatement, we and KPMG LLP, our independent registered public accounting firm, identified and reported to our audit committee significant internal control deficiencies that collectively constituted a “material weakness” (as such term is defined under standards established by the American Institute of Certified Public Accountants) in our internal controls that existed during 2003 and prior periods. These internal control deficiencies related to the conduct of certain former financial management and accounting personnel in over-riding internal controls; insufficient documentation and training around standard financial policies and procedures; insufficient review procedures; and insufficient supporting documentation for general ledger account reconciliations and manual journal entries.

      Since the latter part of 2002, we have adopted and implemented numerous measures in connection with our ongoing efforts to improve our control processes and corporate governance, some of which have been enhanced further or implemented in connection with the restatement process. These measures included the following:

•	We have formalized a Standards of Business Conduct and a Financial Code of Ethics. Our Financial Code of Ethics is designed to promote ethical conduct and full, fair and accurate disclosure in our periodic reports. We have re-emphasized to our finance and accounting personnel the importance of these requirements.

•	We have recruited new personnel to our finance organization who have expertise in financial controls and reporting, including a new chief financial officer, a senior vice president of finance and a corporate controller, and made other changes in finance personnel to improve the overall quality and level of experience of our finance organization globally.

•	We have reorganized our finance and general and administrative organizations to create a single global organization to improve financial oversight.

•	We have made changes in our organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support our quarterly and annual financial statements.

•	We have implemented an enhanced quarterly financial review process, including a formal closing meeting each quarter chaired by the chief financial officer and attended by a broader cross-section of senior financial management.

•	We have adopted and implemented standard financial policies and procedures on a global basis. Since January 2003 we have documented over 45 financial policies, all of which are readily available to our employees via our intranet site. These policies provide global finance and accounting guidance and include process documentation designed to ensure consistent application of our global policies and procedures.

•	We have implemented a global account reconciliation policy which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

•	We have implemented and communicated formal reporting systems to enable employees to identify potential financial or ethical issues on an anonymous basis.

      We continue to implement remedial measures in response to specific accounting and reporting issues related to the restatement. These remedial measures include personnel and organizational changes to improve supervision and increased training for finance and accounting personnel. We will continue to develop new policies and procedures and educate and train our employees on our existing policies and procedures in our effort to constantly improve our internal controls and control environment.

      Our disclosure controls and procedures are not capable of preventing all instances of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Our disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

      Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report, and subject to the information set forth in this Item 9A, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this report on Form 10-K, is made known to them on a timely basis. Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Appearing as exhibits to this annual report are the certifications of our chief executive officer and the chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. This Item 9A should be read in conjunction with the certifications for a more complete understanding of the topics presented.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      Our board of directors currently consists of ten directors and is divided into three classes serving staggered three-year terms. Directors for each class will be elected at the annual meeting of stockholders held in the year in which the term for that class expires and will serve for three years. There are no family relationships among our executive officers or directors.

      The names, ages and other information about the current directors is as of June 1, 2004. The dates given for time of service as a director include, when applicable, time served by each individual as a director of one of our principal predecessor companies.

Name of Director	Age	Principal Occupation

Gary L. Bloom	43	Chairman of the Board, President and Chief Executive Officer of VERITAS Software Corporation
Steven D. Brooks	52	Managing Partner of Broadview Capital Partners
Michael Brown	45	Director of Quantum Corporation, Digital Impact, Inc., Nektar Therapeutics, and EqualLogic, Inc. and former Chairman of the Board of Quantum Corporation
Kurt J. Lauk	58	President of Globe Capital Partners
Joseph D. Rizzi	62	Limited Partner of Matrix Partners
David J. Roux	47	Co-Founder of Silver Lake Partners and Managing Director of Silver Lake Technology Management LLC
Geoffrey W. Squire	57	Vice-Chairman of the Board of VERITAS Software Corporation
Carolyn M. Ticknor	57	Director of AT&T Wireless Services Inc. and Boise Cascade Corporation and former President of Imaging and Printing at Hewlett-Packard Company
V. Paul Unruh	55	Director of Homestore, Inc. and former Vice Chairman of The Bechtel Group, Inc.
Fred van den Bosch	57	President and Chief Executive Officer, PANTA Systems, Inc.

      Mr. Bloom has served as a director and as our President and Chief Executive Officer since November 2000 and as the Chairman of our board of directors since January 2002. Mr. Bloom joined us after a 14-year career with Oracle Corporation, an enterprise software company, where he served as Executive Vice President responsible for server development, platform technologies, marketing, education, customer support and corporate development from May 1999 to November 2000, as Executive Vice President of the systems product division from March 1998 to May 1999, as Senior Vice President of the systems products division from November 1997 to March 1998, as Senior Vice President of the worldwide alliances and technologies division from May 1997 to October 1997, as Senior Vice President of the product and platform technologies division from May 1996 to May 1997, and as Vice President of the mainframe and integration technology division and Vice President of the massively parallel computing division from 1992 to May 1996. Before joining Oracle Corporation in 1986, Mr. Bloom held technical positions in the mainframe area at both IBM and Chevron Corporation.

      Mr. Brooks has served as a director since 1996. Mr. Brooks has been a partner of Broadview Capital Partners, a private equity firm, since February 1999. From September 1997 to February 1999, Mr. Brooks was a managing director of Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking firm. Mr. Brooks serves on the boards of directors of Pharsight Corporation, a software company that markets software to pharmaceutical and biotechnology companies, Cogent Communications, Inc., a company that provides internet service, Proxim, Inc., a telecommunications equipment company that supplies Wi-Fi and broadband wireless networking products, and a number of private companies.

      Mr. Brown has served as a director since 2003. Mr. Brown has been a director of Quantum Corporation, a provider of data back-up and archiving solutions, since September 1995, serving as its chairman until July 2003. Mr. Brown held various senior management positions at Quantum since joining the company in 1984, most recently as Chief Executive Officer from September 1995 to September 2002. Mr. Brown serves on the board of directors of Digital Impact, Inc., an Internet-based marketing company, and Nektar Therapeutics, a provider of drug delivery solutions for the development of pharmaceutical products.

      Prof. Dr. Lauk has served as a director since May 2004. Prof. Dr. Lauk has served as Founding Partner and President of Globe Capital Partners, a private equity firm located in Stuttgart, Germany, since July 2000. Prior to Globe Capital Partners, Prof. Dr. Lauk served as the Head of the Commercial Vehicle Division at DaimlerChrysler AG, a motor vehicle manufacturer, from August 1996 to December 1999. From 1992 to 1996, Prof. Dr. Lauk served as the Head of Finance and Controlling at VEBA AG. Prof. Dr. Lauk serves on the board of directors of Corus UK Limited, a global metals company, and a number of private companies. Prof. Dr. Lauk was also elected President of the Economic Council to the Christian Democratic Party E.V., Berlin in 2000.

      Mr. Rizzi has served as a director since 1987. Mr. Rizzi has been a partner of Matrix Partners, a venture capital firm, since 1985. Mr. Rizzi serves on the board of directors of Micro Linear Corporation, a provider of semiconductors for network applications.

      Mr. Roux has served as a director since 2002. Mr. Roux is a Managing Director and co-founder of Silver Lake Partners, a private equity firm, which was formed in 1999. Mr. Roux has extensive operating and acquisition experience in the technology sector. Prior to founding Silver Lake Partners, Mr. Roux served as the Chief Executive Officer and President of Liberate Technologies, a software platform provider. From 1994 to 1998, Mr. Roux served as Executive Vice President, Corporate Development, at Oracle Corporation. Mr. Roux was responsible for business development, mergers and acquisitions, technology licensing, and equity investments and served on Oracle’s Executive Committee and Product Management Committee. Mr. Roux is a director of Gartner, Inc., Business Objects S.A. and a number of private companies. Mr. Roux was previously Chairman of Seagate Technology.

      Mr. Squire has served as a director and as our Vice Chairman of the Board since 1997, when we merged with OpenVision Technologies, Inc. Mr. Squire also served as our Executive Vice President from April 1997 to May 2003. Mr. Squire became a director of OpenVision in 1994 and was appointed Chief Executive Officer of OpenVision in 1995, after serving as its President and Chief Operating Officer from 1994 to 1995. Mr. Squire was President of the U.K. Computing Services and Software Association in 1994 and, in 1995, was elected as the founding President of the European Information Services Association. Mr. Squire serves as the chairman of the board of directors of The Innovation Group PLC, a provider of software solutions to the insurance industry.

      Ms. Ticknor has served as a director since 2003. Ms. Ticknor retired as president of Hewlett-Packard Company’s Imaging and Printing business in 2001. During her 24-year tenure at HP, a technology solutions provider, Ms. Ticknor held various management positions including president of the LaserJet Solutions Group. Ms. Ticknor serves on the board of directors for AT&T Wireless Services Inc. and Boise Cascade Corporation.

      Mr. Unruh has served as a director since 2003. Mr. Unruh retired as Vice Chairman of The Bechtel Group, Inc., an engineering company, in June 2003. During his 25-year tenure with Bechtel, Mr. Unruh held various positions in management including Treasurer from 1983-1986, Controller from 1987-1991 and CFO from 1992-1996. Mr. Unruh also served as President of Bechtel Enterprises, Bechtel’s finance, development and ownership arm from 1997-2001. Mr. Unruh also serves on the board of directors of Homestore, Inc., a provider of real estate media and technology solutions. Mr. Unruh is a Certified Public Accountant.

      Mr. van den Bosch has served as a director since 1996. Mr. van den Bosch has served as Chief Executive Officer and President of PANTA Systems, Inc., a technology company, since May 2004. Prior to joining PANTA, Mr. van den Bosch served as our Chief Technology Officer and Executive Vice President, Advanced Technology from October 2002 to April 2004. Mr. van den Bosch served as our Executive Vice President, Product Strategy and New Product Initiatives from March 2001 to September 2002, as Executive Vice President, Product Operations from July 1997 to March 2001, and as Senior Vice President, Engineering from January 1991 to July 1997. Mr. van den Bosch was appointed as a director in 1996. From 1970 until 1990, he served in various positions with Philips Information Systems, including Director of Technology.

      Mark Leslie resigned as a director effective as of May 31, 2004. Mr. Leslie had served as a director since 1988.

Executive Officers of the Registrant

      The names of our executive officers, their ages as of June 1, 2004 and their positions are shown below. The dates given for time of service with VERITAS include, when applicable, time served by each individual with one of our principal predecessor companies.

Name	Age	Positions

Gary Bloom	43	Chairman of the Board, President and Chief Executive Officer
Mark Bregman	46	Executive Vice President, Product Operations
John Brigden	39	Senior Vice President, General Counsel and Secretary
Jeremy Burton	36	Senior Vice President and Chief Marketing Officer
Edwin Gillis	55	Executive Vice President, Finance and Chief Financial Officer
Kristof Hagerman	40	Executive Vice President, Strategic Operations
Gregory Hughes	41	Executive Vice President, Global Services
Arthur Matin	47	Executive Vice President, Worldwide Sales

      Mr. Bloom has served as our President and Chief Executive Officer since November 2000 and as our Chairman of the board of directors since January 2002. Mr. Bloom joined us after a 14-year career with Oracle Corporation, an enterprise software company, where he served as Executive Vice President responsible for server development, platform technologies, marketing, education, customer support and corporate development from May 1999 to November 2000, as Executive Vice President of the systems product division from March 1998 to May 1999, as Senior Vice President of the systems products division from November 1997 to March 1998, as Senior Vice President of the worldwide alliances and technologies division from May 1997 to October 1997, as Senior Vice President of the product and platform technologies division from May 1996 to May 1997, and as Vice President of the mainframe and integration technology division and Vice President of the massively parallel computing division from 1992 to May 1996. Before joining Oracle Corporation in 1986, Mr. Bloom held technical positions in the mainframe area at both IBM and Chevron Corporation.

      Dr. Bregman has served as our Executive Vice President, Product Operations since February 2002. From August 2000 to October 2001, Dr. Bregman served as the Chief Executive Officer of AirMedia, Inc., a wireless Internet company. Prior to joining AirMedia, Dr. Bregman served a 16-year career with IBM, most recently as general manager of IBM’s RS/6000 and pervasive computing divisions from 1995 to August 2000.

      Mr. Brigden has served as our Senior Vice President, General Counsel and Secretary since May 2003. He served as our Vice President, General Counsel and Secretary from November 2001 to May 2003 and as our Vice President and General Counsel from May 2001 to November 2001. Before joining VERITAS, Mr. Brigden was Vice President of Business Development and General Counsel at Shutterfly, Inc., an Internet-based digital photo service company, from January 2000 to April 2001. Prior to Shutterfly, Mr. Brigden served as director of intellectual property for Silicon Graphics, Inc. from February 1997 to January 2000. Mr. Brigden is a member of the California Bar Association and is also licensed to practice law in Virginia, Washington, D.C., and before the United States Patent and Trademark Office.

      Mr. Burton has served as our Senior Vice President and Chief Marketing Officer since April 2002. Prior to joining VERITAS, Mr. Burton served as Senior Vice President of Product and Services Marketing at Oracle Corporation an enterprise software company, and held positions in customer support, presales, product management and engineering, including leading the development of Oracle’s Java development tools, from October 1995 to April 2002.

      Mr. Gillis has served as our Executive Vice President, Finance and Chief Financial Officer since November 2002. Before joining VERITAS, Mr. Gillis served as Chief Financial Officer of Parametric Technology Corporation, a software company, from October 1995 to October 2002. Prior to Parametric, Mr. Gillis served for four years as chief financial officer of Lotus Development Corp., a software company.

Before joining Lotus, Mr. Gillis spent 15 years with Coopers & Lybrand, an accounting firm, as a certified public accountant and general practice partner.

      Mr. Hagerman has served as our Executive Vice President, Strategic Operations since March 2003. He served as our Senior Vice President, Strategic Operations from August 2001 to March 2003 and as our Vice President, Strategic Alliances from February 2001 to August 2001. Before joining VERITAS, Mr. Hagerman served as founder and chief executive officer at Affinia Inc., an online affiliate marketing network, from September 1998 to September 2000 and as founder and chief executive officer of BigBook, Inc., an Internet yellow pages service, from 1995 until its acquisition by GTE in 1998. Before BigBook, Mr. Hagerman held various management positions in consulting, sales and marketing, business development and finance.

      Mr. Hughes has served as our Executive Vice President, Global Services since October 2003. Mr. Hughes joined us after a 10-year career at McKinsey & Co., a global management consulting service provider, where he most recently served as a Partner.

      Mr. Matin has served as our Executive Vice President, Worldwide Sales since March 2004. Mr. Matin joined us from Network Associates, Inc., a supplier of network security and management software, where he served as President of McAfee Security from December 2001 to March 2004. Prior to joining Network Associates, Mr. Matin was Senior Vice President of Worldwide Sales and Marketing at CrossWorlds Software Inc., a provider of enterprise application integration software, from January 2000 to November 2001. Prior to joining CrossWorlds, Mr. Matin spent 19 years at IBM managing U.S. and international sales operations, most recently as Vice President of the Industrial Sector for the Americas.

Audit Committee of the Board of Directors

      We have a separately designated standing audit committee of the board of directors, established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee consists of Steven D. Brooks, David J. Roux and V. Paul Unruh. Mr. Roux joined the audit committee in November 2003. Mr. Unruh joined the committee in May 2003 and was appointed chair in November 2003. Each member is an independent director as defined by current NASDAQ Stock Market listing standards for audit committee membership and by the Exchange Act.

      Our board of directors has unanimously determined that all audit committee members are financially literate under current NASDAQ listing standards, and at least one member has financial sophistication under NASDAQ listing standards. In addition, our board has unanimously determined that Mr. Unruh qualifies as an “audit committee financial expert” under SEC rules and regulations.

Code of Ethics

      We are committed to conducting business in a fair, ethical and legal manner at every level of our organization and at every location where we do business. In an effort to clearly define our standards of excellence, we have established the VERITAS Software Standards of Business Conduct. These standards apply to all of our directors, officers and employees. A copy of our Standards of Business Conduct is available on our Internet website, which is located at http://www.veritas.com, in the “Investor Relations” section of “About Us.”

      In addition, we are dedicated to ensuring compliance with the highest standards of financial accounting and reporting and have the utmost confidence in our financial reporting, underlying systems of internal controls and our financial employees. Our financial employees operate under the highest level of ethical standards, which are embodied in our Financial Code of Ethics. Our Financial Code of Ethics applies to our chief executive officer, chief financial officer and other members of our finance department. A copy of our Financial Code of Ethics is available on our Internet website, which is located at http://www.veritas.com, in the “Investor Relations” section of “About Us.”

      We intend to disclose any amendments or waivers to our Standards of Business Conduct and Financial Code of Ethics on our Internet website, which is located at http://www.veritas.com, promptly following the date of any such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

      In accordance with Section 16(a) of the Exchange Act and the regulations of the SEC, our directors, executive officers and holders of more than 10% of our common stock are required to file reports of ownership and changes in ownership with the SEC and the NASDAQ Stock Market and to furnish us with copies of all of the reports they file.

      Based solely on our review of the copies of the forms furnished to us and written representations from the reporting persons, we are unaware of any failures during 2003 to file any Forms 3, 4 or 5 and any failures to file such forms on a timely basis.

Item 11.	Executive Compensation

      The following table sets forth all compensation awarded to, earned by or paid for services rendered to VERITAS in all capacities during 2003, 2002, and 2001 by our chief executive officer and our four other most highly compensated executive officers for the year ended December 31, 2003. No other individuals who would have been includable in the table by reason of their salary and bonus for fiscal year 2003 terminated employment or otherwise ceased to have executive officer status during 2003. The information in the table includes the dollar value of base salaries, commissions and bonus awards, certain reimbursements, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred. We do not grant stock appreciation rights and provide no long-term compensation benefits other than stock options under the current 2003 Plan.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards

						Securities
				Other Annual		Underlying		All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation		Options		Compensation(2)

Gary L. Bloom	2003	$1,000,000	$1,852,000	$—		400,000	(3)	$2,500
President, Chief Executive	2002	1,000,000	1,150,000	*		800,000		2,500
Officer, and Chairman of	2001	1,000,000	800,000	—		2,250,000		2,500
the Board
Fred van den Bosch(4)	2003	480,000	501,000	—		200,000	(3)	2,500
Former Chief Technology	2002	480,000	300,000	—		400,000		2,500
Officer, Executive Vice	2001	400,000	300,000	—		400,000		2,500
President, Advanced Technology Group
Mark Bregman(5)	2003	390,000	412,000	102,144	(6)	200,000	(3)	2,500
Executive Vice President,	2002	331,000	300,000	59,949	(7)	825,000		2,500
Product Operations	2001	—	—	—		—		—
Edwin J. Gillis(8)	2003	435,000	460,000	*		200,000	(3)	2,500
Chief Financial Officer,	2002	52,981	—	—		700,000		—
Executive Vice President,	2001	—	—	—		—		—
Finance
Kristof Hagerman(9)	2003	346,354	400,000	—		200,000	(3)	2,500
Executive Vice President,	2002	315,000	260,000	—		300,000		2,500
Strategic Operations	2001	242,051	210,000	—		275,000		2,500

*	Did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officers.

(1)	Portions of bonuses for services rendered in 2003, 2002 and 2001 were paid in the following year.

(2)	Consists of the matching contributions we made on behalf of the named officers to our 401(k) plan.

(3)	Consists of stock options granted in February 2004 with respect to services rendered in 2003.

(4)	Mr. van den Bosch resigned as Chief Technology Officer, Executive Vice President, Advanced Technology Group in April 2004.

(5)	Mr. Bregman joined us in March 2002.

(6)	Consists of $43,605 in housing and personal travel expenses and $58,539 for reimbursement of Mr. Bregman’s income tax liability for the 2002 tax year related to housing and personal travel expense paid by us in 2002.

(7)	Consists of housing and personal travel expense.

(8)	Mr. Gillis joined us in November 2002.

(9)	Mr. Hagerman joined us in February 2001, and was promoted from Senior Vice President to Executive Vice President in February 2003.

Option Grants for 2003

      The following table sets forth information regarding stock option grants to each of the above-named officers for their service in fiscal 2003. These grants were made in February of 2004. During 2003, we granted to our employees options to purchase an aggregate of 8,001,833 shares of our common stock. The exercise price of all stock options was equal to the fair market value of our common stock on the date of grant. The stock options listed below vest over four years at the rate of  1/48th per month. All stock options have a term of 10 years, subject to earlier termination upon termination of employment.

      The potential realizable value table illustrates the hypothetical gains that would exist for the options at the end of the 10-year term of the option based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the term. The 5% and 10% assumed rates of annual compound stock price appreciation are mandated by SEC rules and do not represent our estimate or projection of future common stock prices. Actual gains, if any, on option exercises will depend on the future performance of our common stock and overall market conditions. The potential realizable values shown in this table may never be achieved.

	Number of				Potential Realizable Value at
	Securities	Percent of Total			Assumed Rates of Stock Price
	Underlying	Options Granted			Appreciation for Option Term
	Options	to Employees in	Exercise	Expiration
Name	Granted	Fiscal Year 2003	Price	Date	5%	10%

Gary L. Bloom	400,000	5.0%	$33.04	02/17/14	$8,311,471	$21,062,900
Fred van den Bosch	200,000	2.5%	$33.04	02/17/14	$4,155,736	$10,531,450
Mark Bregman	200,000	2.5%	$33.04	02/17/14	$4,155,736	$10,531,450
Edwin J. Gillis	200,000	2.5%	$33.04	02/17/14	$4,155,736	$10,531,450
Kristof Hagerman	200,000	2.5%	$33.04	02/17/14	$4,155,736	$10,531,450

Aggregate Option Exercises in 2003 and Year-End Option Values

      The following table sets forth information concerning stock option exercises during 2003 by each of the above-named officers, including the aggregate amount of gains on the date of exercise. The value realized for option exercises is the aggregate fair market value of our common stock on the date of exercise less the exercise price. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options held on December 31, 2003 by each of those officers. Also reported are values for “in-the-money” stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2003. The values for unexercised in-the-money options have not been, and may never be, realized. The fair market value is determined by the closing price of our common stock on December 31, 2003, as reported on the NASDAQ Stock Market, which was $37.02 per share.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired		Options at Fiscal Year-End		Fiscal Year-End
	Upon	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Gary L. Bloom	30,000	$617,904	3,489,988	2,030,012	$17,235,423	$22,137,277
Fred van den Bosch	554,307	$12,619,367	1,124,612	483,333	$12,251,729	$6,746,500
Mark Bregman	75,000	$851,730	237,500	512,500	$1,362,375	$6,422,625
Edwin J. Gillis	40,000	$838,324	149,583	510,417	$3,105,343	$10,596,257
Kristof Hagerman	75,000	$1,009,918	194,271	305,729	$1,115,500	$4,800,500

Compensation of Directors

      Base Compensation and Expense Reimbursement. In May 2004, our board of directors approved a cash compensation program for our non-employee directors effective as of January 1, 2004. In recommending this program to the board of directors, the corporate governance and nominating, or CGN, committee was guided by the following goals: compensation should fairly pay directors for work required for a company of our size and scope; compensation should align directors’ interests with long-term interests of our stockholders; and the structure of the compensation should be simple and transparent to our stockholders. Under this program, each non-employee director receives an annual retainer of $35,000 for serving on our board of directors, and an annual committee fee for serving on any committee of the board. The annual committee fee is $10,000 for each member of the compensation and CGN committees, and $20,000 for each member of the audit committee. Committee chairs receive an annual committee chair fee in addition to the fee for being a committee member. The annual committee chair fee is $5,000 for the chair of the compensation and CGN committees, and $10,000 for the chair of the audit committee. Directors receive an additional $2,000 for attendance at any special board and committee meeting that is duly noticed, consists of a quorum and is approved by the chairman of the board and corporate secretary. Cash compensation is paid on a quarterly basis and is subject to proration based on period of service as a non-employee director. Directors who are employees of VERITAS do not receive any compensation for attending board or committee meetings. All of our directors are reimbursed for actual expenses that they incur to attend meetings and for other expenses related to service as a director, such as the cost of attendance at director related educational programs.

      Options. In May 2002, our stockholders approved the 2002 Directors Stock Option Plan as a successor to the 1993 Directors Stock Option Plan. Outstanding options granted under the 1993 Directors Stock Option Plan will continue to be governed by that plan, which has terms that are substantially the same as those of the 2002 Directors Stock Option Plan. No option grants have been made under the 1993 Directors Stock Option Plan since stockholder approval of the 2002 Directors Stock Option Plan, and no additional option grants will be made under the 1993 Directors Stock Option Plan in the future.

      Under the 2002 Directors Stock Option Plan, on the date each non-employee director is elected to our board of directors, he or she will receive an automatic initial option grant to purchase between 50,000 and 100,000 shares of common stock. The number of shares covered by this initial grant is currently set at 100,000 shares, but may be changed from time to time by the compensation committee. Non-employee directors who were employed by us at any time prior to their becoming a director are not eligible to receive this initial grant. Upon the conclusion of our annual meeting of stockholders each year, each non-employee director who will continue serving as a member of our board of directors thereafter will receive an automatic annual option grant to purchase between 10,000 and 50,000 shares of common stock. The number of shares covered by this annual grant is currently set at 25,000 shares, but may be changed from time to time by the compensation committee. No such annual grant will be awarded to a non-employee director who received an initial grant earlier in the same calendar year. In addition, upon the conclusion of our annual meeting of stockholders each year, each non-employee director who serves on a committee of our board of directors will receive an automatic annual option grant to purchase 10,000 shares of common stock for the first committee on which such director serves and 5,000 shares of common stock for each additional committee on which such director serves. In the event of a stock dividend, stock split or similar capital change, the number of shares available under this plan and available for the automatic initial and annual grants will be automatically adjusted.

      We have reserved 1,900,258 shares of common stock for issuance under the 2002 Directors Stock Option Plan. In the event that any outstanding option under this plan expires or terminates for any reason, the shares of common stock allocable to the unexercised portion of the option will be available again for subsequent grant under this plan. The exercise price of all stock options granted under the 2002 Directors Plan will equal 100% of the fair market value of a share of our common stock on the date of grant of the option. Options granted under this plan are immediately exercisable. Once exercised, we will have a right to repurchase unvested shares, with the repurchase right lapsing as the shares vest. Each option vests in equal monthly installments over four years beginning on the date of grant, so long as the non-employee director serves as a member of our board of directors. Each option has a ten-year term unless earlier terminated. The options remain exercisable as to vested shares for up to six months following the optionee’s termination of service as a director, unless such termination is a result of death or of total and permanent disability, in which case the options remain exercisable for up to a one-year period. The plan also provides for accelerated vesting of a specified portion of each outstanding option in the event of an optionee’s death and as to all of the shares if we undergo a change in control.

      During the year ended December 31, 2003, under our 2002 Directors Stock Option Plan, each of Messrs. Brooks, Leslie, Rizzi, Roux and Squire received an automatic annual option grant for 25,000 shares on May 13, 2003, the date of the 2003 annual meeting of stockholders, with an exercise price of $25.49 per share. Also on May 13, 2003, the following non-employee directors received automatic option grants for serving on the committees of our board of directors in the following share amounts with an exercise price of $25.49 per share: Steven Brooks — 20,000 shares; Michael Brown — 10,000 shares; Joseph Rizzi — 20,000 shares; David Roux — 10,000 shares; and V. Paul Unruh — 10,000 shares. On March 19, 2003, Mr. Brown received an option grant for 100,000 shares under our 2002 Directors Stock Option Plan in connection with his initial appointment to our board of directors as a non-employee director. The option has an exercise price of $17.42 per share. On May 5, 2003, Mr. Unruh received an option grant for 100,000 shares under our 2002 Directors Stock Option Plan in connection with his initial appointment to our board of directors as a non-employee director. The option has an exercise price of $23.76 per share. On August 6, 2003, Ms. Ticknor received an option grant for 100,000 shares under our 2002 Directors Stock Option Plan in connection with her initial appointment to our board of directors as a non-employee director. The option has an exercise price of $29.91 per share.

      As of May 28, 2004, options to purchase 388,000 shares were outstanding under the 1993 Directors Stock Option Plan, 1,240,180 shares had been issued upon the exercise of options and no shares were available for future grant. As of May 28, 2004, options to purchase 745,000 shares were outstanding under the 2002 Directors Stock Option Plan, 9,167 shares had been issued upon the exercise of options and 1,146,091 shares were available for future grant.

      In the past, our employee directors have received options under our 1993 Stock Option Plan for their services as both employees and directors. Following termination of employment, the portion of these options commensurate with grants to non-employee directors under our director stock option plans will remain exercisable until the 90th day following the cessation of service as a director pursuant to the terms of our 1993 Stock Option Plan. In May 2003, Geoff Squire resigned as an officer and his options to acquire 106,125 shares will remain exercisable pursuant to the terms of our 1993 Stock Option Plan.

Employment Agreements

Employment Agreement with Chief Executive Officer

      The employment of our chief executive officer and president, Gary Bloom, is at-will and may be terminated by him or by us at any time for any reason. Mr. Bloom’s salary and bonus are recommended by the compensation committee and approved by our board of directors on an annual basis. Under the terms of Mr. Bloom’s employment contract with us, which expired in 2002, Mr. Bloom’s employment with us at the time of such expiration is to be treated no less favorably than the policies in effect at the time for our other senior executives.

Change of Control Agreement with Chief Executive Officer

      Mr. Bloom entered into a change in control agreement with us effective March 15, 2004. Under the terms of the agreement, in the event of a change of control, Mr. Bloom is entitled to accelerated vesting of his outstanding stock options as follows:

(1) If the acquiring or successor company assumes the outstanding options, issues comparable substitute options, or provides a cash incentive program that preserves the existing spread under the options, then each of Mr. Bloom’s outstanding options will vest and become exercisable immediately upon the consummation of the change of control with respect to 50% of the unvested shares under each option; or

(2) If the acquiring or successor company does not assume the outstanding options, issue comparable substitute options or provide a cash incentive program that preserves the existing spread under the options, then each of Mr. Bloom’s outstanding options will vest and become exercisable immediately upon the consummation of the change of control with respect to 100% of the unvested shares under each option.

      In addition, if Mr. Bloom’s employment with us terminates without cause, or if Mr. Bloom resigns with good reason within 12 months after consummation of a change of control, Mr. Bloom will be entitled to receive the following severance benefits: (1) continuation of base salary for a period of 18 months from the date of termination; (2) 100% of his target bonus, plus a pro-rated percentage of his target bonus based upon the number of days that have passed in the fiscal year as of the termination date; (3) acceleration of 100% of his unvested stock options; and (4) payment of COBRA premiums for health insurance for 18 months after termination.

      In order to receive these severance benefits, Mr. Bloom must comply with the terms of a restrictive covenant which includes, among other conditions: signing a confidentiality and intellectual property agreement, executing a release and being available to provide consulting services to us during the 18-month period during which he receives severance benefits and not performing functions similar to the functions he performed for us for any competing business during that 18-month period.

Employment Agreements with Named Executive Officers

      Our Chief Financial Officer and Executive Vice President, Finance, Edwin Gillis, entered into an employment agreement with us effective November 18, 2002. Under his employment agreement, Mr. Gillis will be paid an annual base salary of $435,000, which may be increased from time to time as determined by the chief executive officer, subject to approval of the compensation committee. Under his employment agreement, Mr. Gillis was guaranteed a target bonus of $290,000 in each of 2002 and 2003, with the bonus for 2002 paid on a pro-rated basis for the portion of 2002 that he was employed by us. After 2003, Mr. Gillis will be entitled to receive a performance bonus in accordance with our executive officer bonus plan. In addition, Mr. Gillis received a one-time grant of options to purchase 700,000 shares of our common stock and is also entitled to receive $280,000 for his relocation costs and expenses pursuant to the terms of his employment agreement. Mr. Gillis’ employment is at-will and may be terminated by him or by us at any time for any reason. To the extent that we provide to similarly situated employees any severance or other benefits, Mr. Gillis is entitled to such benefits to the extent such benefits exceed the benefits granted in his employment agreement.

      If there is an involuntary termination of Mr. Gillis’ employment prior to November 18, 2004, he will be entitled to twelve months of base salary (or a bonus based on six months of on-target earnings), payable over 12 months. In addition, he will be entitled to accelerated vesting of all unvested stock options held by him that would have vested within one year from the date of the involuntary termination, and the continued exercisability of all stock options for 90 days from the later of the date of the involuntary termination or the date he ceases providing consulting services to us. Mr. Gillis’ receipt of any severance benefits is conditioned upon his signing a termination and general release agreement with us. Mr. Gillis will not be entitled to receive severance benefits, except those under our benefits plans, if he voluntarily resigns or if we terminate his employment for cause.

      Mr. van den Bosch entered into an employment agreement with us effective May 28, 1999. Under this employment agreement, he will be paid a base salary and will be entitled to receive a performance bonus as determined by the board of directors or the compensation committee. His employment agreement provided for a term of one year and provided that at the end of its term, he will continue on a month-to-month basis on the terms and conditions in the employment agreement. Mr. van den Bosch is not entitled to receive severance benefits under the terms of his agreement, except those under our benefits plans. Mr. van den Bosch resigned as an executive officer in April 2004.

      Arthur Matin joined us as our Executive Vice President, Worldwide Sales, in March of 2004. Under the terms of his employment, Mr. Matin will be paid an annual base salary of $600,000. Mr. Matin will be eligible to participate in our executive office bonus plan with a target annual bonus of $400,000. The bonus plan will be pro-rated in 2004 for the portion of 2004 that Mr. Matin was employed by us. In addition, Mr. Matin received a sign-on bonus of $200,000 and will receive another $200,000 bonus after he has been employed by us for 6 months. In addition, Mr. Matin received a one-time grant of options to purchase 600,000 shares of our common stock and 200,000 restricted stock units. Mr. Matin is also entitled to receive a one-time payment for legal expenses incurred in connection with commencing employment with VERITAS, as well as reimbursement for his relocation costs and expenses. Mr. Matin’s employment is at-will and may be terminated by him or by us at any time for any reason.

Change of Control Agreements with Named Executive Officers

      Our other named executive officers have entered into a change in control agreement with us effective March 15, 2004. Under the terms of these agreements, in the event of a change of control, the executive officer is entitled to accelerated vesting of the executive officer’s outstanding stock options as follows:

(1) If the acquiring or successor company assumes the outstanding options, issues comparable substitute options or provides a cash incentive program that preserves the existing spread under the options, then each of the executive officer’s outstanding options will vest and become exercisable immediately upon the consummation of the change of control with respect to 50% of the unvested shares under each option; or

(2) If the acquiring or successor company does not assume the outstanding options, issue comparable substitute options or provide a cash incentive program that preserves the existing spread under the options, then each of the executive officer’s outstanding options will vest and become exercisable immediately upon the consummation of the change of control with respect to 100% of the unvested shares under each option.

      In addition, the executive officer’s employment with us terminates without cause, or if the executive officer resigns with good reason within 12 months after consummation of a change of control, the executive officer will be entitled to receive the following severance benefits: (1) continuation of base salary for a period of 12 months from the date of termination; (2) 100% of the executive officer’s target bonus, plus a pro-rated percentage of their target bonus based upon the number of days that have passed in the fiscal year as of the termination date; (3) acceleration of 100% of the executive officer’s unvested stock options; and (4) payment of COBRA premiums for health insurance for 12 months after termination.

      In order to receive these severance benefits, an executive officer must comply with the terms of a restrictive covenant which includes, among other conditions: signing a confidentiality and intellectual property agreement, executing a release and being available to provide consulting services to us during the 12-month period during which the executive officer receives severance benefits and not performing functions similar to the functions the executive officer performed for us for any competing business during that 12-month period.

      The severance benefits under our benefits plans entitle employees to continue to receive health, dental and life insurance coverage for a specified period of time after termination of employment.

Compensation Committee Interlocks and Insider Participation

      We have a separately designated compensation committee of the board of directors. Our compensation committee consists of Michael Brown, Joseph D. Rizzi and Carolyn M. Ticknor, who serves as chair of the compensation committee. Mr. Brown joined the committee in May 2003 and Ms. Ticknor joined the committee and was appointed chair in November 2003. William H. Janeway served as a member of our compensation committee until his retirement from our board of directors in May 2003. Steven D. Brooks served as a member of our compensation committee until November 2003. Each member of the compensation committee is an independent director as defined by current NASDAQ Stock Market listing standards.

      None of the persons who served on our compensation committee during any part of 2003 had any interlocking relationship as defined by the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table shows how much of our common stock was beneficially owned as of May 28, 2004 by each director, each executive officer named in the summary compensation table, all executive officers and directors as a group, and by each holder of 5% or more of our common stock. To our knowledge and except as set forth in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o VERITAS Software Corporation, 350 Ellis Street, Mountain View, CA 94043.

      The option column below reflects shares of common stock that are subject to options that are currently exercisable or are exercisable within 60 days after May 28, 2004. Those shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options, but are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. All options granted to non-employee directors, and some of the options granted to Mr. Bloom, are exercisable in full and are subject to rights of repurchase by us that lapse at a rate of  1/48 of the shares per month over four years from the date of grant. The table below includes all exercisable options, including those which are not yet vested. Percentage ownership is based on 431,842,356 shares outstanding on May 28, 2004.

Amount and Nature of Beneficial Ownership

				Percent of
Beneficial Owner	Shares	Options	Total	Class

AXA Financial, Inc., AXA, AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, and AXA Courtage Assurance Mutuelle, as a group(1)	33,040,252	—	33,040,252	7.7%
FMR Corp.(2)	22,277,718	—	22,277,718	5.2%
Gary L. Bloom(3)	3,392	4,331,218	4,334,610	1.0%
Mark Bregman	3,189	391,145	394,334	*
Steven D. Brooks	17,035	308,031	325,066	*
Michael Brown	—	36,250	36,250	*
Edwin J. Gillis	994	235,000	235,994	*
Kristof Hagerman	1,085	306,772	307,857	*
Kurt J. Lauk	—	4,167	4,167	*
Mark Leslie(4)	1,285,546	1,043,582	2,329,128	*
Joseph D. Rizzi(5)	259,123	52,938	312,061	*
David J. Roux	—	87,501	87,501	*
Geoffrey Squire	—	495,880	495,880	*
Carolyn M. Ticknor	—	22,917	22,917	*
V. Paul Unruh	—	32,084	32,084	*
Fred van den Bosch	17,665	1,279,663	1,297,328	*
All executive officers and directors as a group (14 persons)	1,588,029	8,627,148	10,215,177	2.4%

*	Less than one percent

(1)	Based solely on information provided by AXA Financial, Inc. in a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2004, on behalf of AXA Financial, Inc., AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, and AXA. Beneficial ownership represents 33,030,989 shares beneficially owned by AXA Financial, Inc. as a parent holding company, representing sole voting power with respect to 14,120,109 shares, shared voting power with respect to 7,231,910 shares, sole dispositive power with respect to 32,953,755 shares and shared dispositive power with respect to 77,234 shares. The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York, 10104. Beneficial ownership also represents 9,263 shares beneficially owned by AXA, as a parent holding company, representing sole voting power with respect to 8,563 shares, sole dispositive power with respect to 5,563 shares and shared dispositive power with respect to 3,700 shares. The address of AXA is 25, avenue Matignon, 75008 Paris, France. AXA owns AXA Financial, Inc., and is controlled by AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, as a group.

(2)	Based solely on information provided by FMR Corp. in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. Beneficial ownership represents 22,277,718 shares beneficially owned by FMR Corp., as a parent holding company, representing sole dispositive power with respect to 22,277,718 shares and sole voting power with respect to 749,227 shares. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	Includes 3,392 shares held of record by Bloom Family Trust.

(4)	Includes 1,285,546 shares held of record by Leslie Family Foundation and/or The Leslie Supporting Foundation. Mark Leslie resigned as a director effective as of May 31, 2004.

(5)	Includes 189,750 shares held of record by Rizzi 1990 Family Trust UTD 09/27/90, Joseph D. Rizzi and Elizabeth M. Rizzi, TTEES.

Equity Compensation Plan Information

      The following table summarizes information about our equity compensation plans as of December 31, 2003. All outstanding awards under our plans relate to options to purchase shares of our common stock and stock awards.

			Number of Securities
			Remaining Available
	Number of Securities	Weighted Average	for Future Issuance Under
	to Be Issued upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	61,812,997 (2)	$38.09	30,277,687 (3)
Equity compensation plans not approved by security holders(4)	2,500,000	$88.00	—

Total(5)	64,312,997	$40.03	30,277,687

(1)	Includes the VERITAS Software Corporation 2002 Directors Stock Option Plan, 1993 Directors Stock Option Plan, 2003 Stock Incentive Plan, 2002 Employee Stock Purchase Plan and 1993 Equity Incentive Plan.

(2)	Excludes purchase rights accruing under the 2002 Employee Stock Purchase Plan. Under this plan, each eligible employee may purchase shares of common stock with accumulated payroll deductions (in an amount not to exceed 10% of the employee’s eligible compensation) on February 15 and August 15 of each year at a purchase price per share equal to 85% of the lower of (i) the closing sale price per share of our common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing sale price per share on the semi-annual purchase date.

(3)	Includes 19,560,097 shares of common stock that were available for issuance under the 2002 Employee Stock Purchase Plan as of December 31, 2003. The 2002 Employee Stock Purchase Plan contains an automatic share increase provision and, accordingly, the number of shares of common stock reserved for issuance under the 2002 Employee Stock Purchase Plan will automatically increase on January 1 of each year by an amount equal to one percent (1%) of the total number of shares outstanding as of December 31 of the preceding year, but in no event will any such annual increase exceed 600,000 shares.

(4)	Includes the VERITAS Stock Option Agreement with Gary L. Bloom, our Chairman, President and Chief Executive Officer, dated November 29, 2000. The option under this agreement was fully exercisable on the grant date for all of the 2,500,000 option shares at an exercise price of $88.00. However, any unvested shares purchased under the option will be subject to repurchase by us at the option exercise price paid per share should Mr. Bloom leave our employ prior to vesting in those shares. The option shares vest over a four-year period, in 48 equal monthly installments, beginning on December 17, 2000 and ending on December 17, 2004, at which time all the option shares will be fully vested. In the event we experience a change of control, liquidation, dissolution or other specified corporate transaction, the vesting will accelerate as to an additional 1/48 of the shares subject to the option for each month of employment completed with us from the date of grant to the date of such transaction. In addition, up to 50% of the option shares will vest on an accelerated basis at the time of the transaction, provided that if Mr. Bloom is requested to continue in the employ of the successor, then such accelerated vesting will occur upon the completion of six months of such continued employment.

(5)	Does not include equity compensation plans assumed by us in connection with acquisition transactions. As of December 31, 2003, options to purchase an aggregate of 4,760,670 shares of our common stock, at a weighted average exercise price of $16.09 per share, were outstanding under those assumed plans. No additional options may be granted under those assumed plans.

Item 13.	Certain Relationships and Related Transactions

      From January 1, 2003 to the date of this annual report, there have not been any transactions, and there are currently no proposed transactions, in which the amount involved exceeded $60,000 to which we or any of our subsidiaries were or are to be a party and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of them had or will have a direct or indirect material interest, except as described above under “Executive Compensation.” There are no business relationships between us and any entity of which a director of VERITAS is an executive officer or of which a director of VERITAS owns an equity interest in excess of 10%, involving payments for property or services in excess of 5% of our consolidated gross revenues for 2003.

Item 14.	Principal Accountant Fees and Services

      KPMG LLP has served as our independent registered public accounting firm since April 2001. The following table sets forth the aggregate fees billed by KPMG LLP for professional services during fiscal 2003 and 2002 on behalf of VERITAS and our subsidiaries, as well as out-of-pocket costs incurred in connection with these services:

	2003	2002

Audit Fees	$4,693,380	$1,846,670
Audit-Related Fees(1)	416,774	559,630
Tax Fees(2)	284,815	234,796
All Other Fees	—	—

Total	$5,394,969	$2,641,096

(1)	Audit-Related Fees were comprised of services for consulting related to audits, accounting and due diligence services related to VERITAS’ acquisitions and divestitures activities and other audit-related services.

(2)	Tax Fees were comprised of services rendered in connection with various tax returns and compliance.

      All services provided by KPMG LLP in 2003 and 2002 were approved by the audit committee.

Pre-Approval of Services Required

      Under the policies and procedures established by our audit committee, all engagements for audit and permissible non-audit services to be provided by our independent registered public accounting firm must be pre-approved by the audit committee. The chair of the audit committee may pre-approve engagements of up to $250,000 pursuant to the following procedures:

1. Prior to commencing an engagement, our chief financial officer or corporate controller must notify the chair of the audit committee of: (a) the nature and scope of services, (b) the estimated engagement fee, and (c) a description of similar engagements performed during the current year, together with estimated fees paid or to be paid.

2. The nature and scope of services to be provided must relate to tax services, compliance review of international stock plans, statutory audit services, merger and acquisition diligence services, audit services related to corporate divestitures or general accounting advice.

3. Based on the information provided, the audit committee chair will determine whether or not the services contemplated will meaningfully impact the independence of the independent registered public accounting firm.

4. The chief financial officer or corporate controller will obtain a written consent from the audit committee chair pre-approving the engagement and provide a copy of the consent to the independent registered public accounting firm and our legal services department.

5. The audit committee will be informed of the pre-approved engagement at its next regularly scheduled committee meeting.

      The pre-approval policy prohibits the independent registered public accounting firm from providing the following services: bookkeeping or other services related to our accounting records or financial statements; financial information systems design and implementation; appraisal or valuation services; fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management function services; human resource services; broker-dealer, investment adviser or investment banking services; legal services; and expert services unrelated to the audit.

      The audit committee has determined that the non-audit services provided by KPMG LLP are compatible with maintaining the independence of KPMG LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1.	Financial Statements

      The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002 (As restated)

•	Consolidated Statements of Operations for the years ended December 31, 2003, and December 31, 2002 and 2001 (As restated)

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2003 and December 31, 2002 and 2001 (As restated)

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002 and 2001 (As restated)

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule

      The following financial statement schedule for the years ended December 31, 2003 and December 31, 2002 and 2001 (as restated) should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts

      Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated March 29, 2000, among VERITAS Software Corporation (“VERITAS”), Victory Merger Sub, Inc. and Seagate Technology, Inc. (“Seagate”)	8-K	04/05/00	2.1
2.02	Stock Purchase Agreement, dated March 29, 2000, among Suez Acquisition Company (Cayman) Limited (“Suez”), Seagate and Seagate Software Holdings, Inc.	8-K	04/05/00	2.2
2.03	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated August 29, 2000, among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	08/30/00	2.05
2.04	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated October 18, 2000, among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/ A	10/19/00	2.03
2.05	Amended and Restated Agreement and Plan of Reorganization, dated April 15, 1999, among VERITAS, VERITAS Operating Corporation (“VOC”), Seagate, Seagate Software, Inc. (“Seagate Software”) and Seagate Software Network & Storage Management Group, Inc. (included as Appendix A to the prospectus which is a part of the registration statement on Form S-4 filed April 19, 1999)	S-4	04/19/99	2.01
2.06	Amended and Restated Combination Agreement, dated April 12, 1999, between VERITAS, VERITAS Holding Corporation, and TeleBackup Systems, Inc. (included as Appendix G to the proxy statement/ prospectus which is a part of the registration statement on Form S-4 filed April 19, 1999)	S-4	04/19/99	2.02
2.07	Agreement and Plan of Merger, dated December 19, 2002, among VERITAS, Argon Merger Sub Ltd. (“Argon”), and Precise Software Solutions Ltd. (“Precise”)	8-K	12/24/02	2.1
2.08	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2003, among VERITAS, Argon and Precise (included as Annex AA to the proxy statement/ prospectus which is a part of the registration statement amendment on Form S-4 filed May 27, 2003)	S-4/ A	05/27/03	N/A
3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	Date		Number	Herewith

3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99		3.02
3.03		Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00		4.03
3.04		Amended and Restated Bylaws of VERITAS	S-4/ A	09/28/00		3.04
4.01		Form of Rights Agreement between VERITAS Holding Corporation and the Rights Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares	S-4	04/19/99		4.06
4.02		Form of Registration Rights Agreement between VERITAS and Seagate Software	S-4	04/19/99		4.07
4.03		Form of Stockholder Agreement between VERITAS, VOC, Seagate Software and Seagate	S-4	04/19/99		4.08
4.04		Form of Specimen Stock Certificate	S-1	10/22/93		4.01
4.05		Indenture dated August 1, 2003 between VERITAS and U.S. Bank National Association relating to VERITAS 0.25% Convertible Subordinated Notes Due 2013	10-Q	08/14/03		4.01
4.06		Registration Rights Agreement, dated August 1, 2003, among VERITAS, Goldman Sachs & Co., ABN AMRO Rothschild LLC, and McDonald Investments Inc.	10-Q	08/14/03		4.02
10.01		Indemnification Agreement, dated March 29, 2000, among VERITAS, Seagate, Suez, and certain other parties	8-K	04/05/00		2.3
10	.02†	Development and License Agreement between Seagate and VERITAS	S-4	04/19/99		10.01
10	.03†	Cross License Agreement and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99		10.02
10	.04*	VERITAS 1993 Equity Incentive Plan, as amended	S-8	05/28/02	(2)	4.01
10	.05*	VERITAS 1993 Employee Stock Purchase Plan, as amended	S-8	03/29/01		4.02
10	.06*	VERITAS 1993 Directors Stock Option Plan, as amended	10-K	03/30/00		10.05
10	.07*	Form of Key Employee Agreement	S-4	04/19/99		10.11
10	.08*	Form of Indemnification Agreement entered into between VERITAS and each of its directors and executive officers	S-4	04/19/99		10.15
10.09		Amendment No. 1, dated April 16, 1999, to Cross-License and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99		10.16

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	Date		Number	Herewith

10.10	Participation Agreement, dated April 23, 1999, among VOC, First Security Bank, N.A. (“First Security”), various banks and other lending institutions, NationsBank, N.A (“NationsBank), and various other parties (“Mountain View Participation Agreement”)	S-1/ A	08/06/99	(1)	10.17
10.11	Security Agreement, dated April 23, 1999, between First Security, National Bank, and NationsBank	S-1/ A	08/06/99	(1)	10.26
10.12	Master Lease Agreement, dated April 23, 1999, between First Security and VOC	S-1/ A	08/06/99	(1)	10.30
10.13	Form of Environmental Indemnity Agreement, dated April 23, 1999, between VERITAS and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between VERITAS and Fairchild Semiconductor of California	S-1/A	08/06/99	(1)	10.27
10.14	First Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated March 3, 2000, among VOC and the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America, N.A. (“Bank of America”), as successor to NationsBank	10-K	03/30/00		10.29
10.15	Second Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements, dated July 28, 2000, among VOC, VERITAS Software Global Corporation (“VSGC”), the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America	S-4/ A	09/28/00		10.41
10.16	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated April 5, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America	10-Q	05/11/01		10.03
10.17	Fourth Amendment and Restatement of Certain Operative Agreements, dated September 26, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), and Bank of America	10-Q	11/14/01		10.01
10.18	Fifth Amendment and Restatement of Certain Operative Agreements, dated November 2, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/01		10.05
10.19	Sixth Amendment and Restatement of Certain Operative Agreements, dated September 24, 2002, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/02		10.02

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.20	Consent and Seventh Amendment Agreement, dated June 6, 2003, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	08/14/03	10.02
10.21	Participation Agreement, dated March 9, 2000, among VOC, First Security, various banks and other lending institutions, Bank of America, and various other parties (“Roseville Participation Agreement”)	10-K	03/30/00	10.33
10.22	Master Lease Agreement, dated March 9, 2000, between First Security and VOC	10-K	03/30/00	10.34
10.23	Trust Agreement, dated March 9, 2000, between First Security and various other parties	10-K	03/30/00	10.36
10.24	Credit Agreement, dated March 9, 2000, among First Security, the several lenders from time to time as parties thereto, and Bank of America	10-K	03/30/00	10.37
10.25	Security Agreement, dated March 9, 2000, between First Security and Bank of America, and accepted and agreed to by VOC	10-K	03/30/00	10.38
10.26	First Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements, dated July 28, 2000, among VOC, VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, First Security, and Bank of America	S-4/ A	09/28/00	10.42
10.27	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated April 5, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, First Security, and Bank of America	10-Q	05/11/01	10.04
10.28	Third Amendment and Restatement of Certain Operative Agreements, dated September 26, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative Agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.02
10.29	Fourth Amendment and Restatement of Certain Operative agreements, dated November 2, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.6
10.30	Fifth Amendment and Restatement of Certain Operative Agreements, dated September 24, 2002, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/02	10.01
10.31	Consent and Sixth Amendment Agreement, dated June 6, 2003, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	08/14/03	10.01

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.32	Lease Supplement No. 3, dated February 27, 2002, between Wells Fargo and VERITAS regarding Roseville, Minnesota facility	10-Q	05/14/02	10.01
10.33	Consent Letter Agreement regarding Roseville, Minnesota facility, dated March 1, 2002, among Bank of America, VERITAS, VSGC, VOC, VERITAS Software Technology Corporation, and VERITAS Software Technology Holding Corporation	10-Q	08/14/02	10.03
10.34	First Amendment to Credit Agreement and Other Intercreditor Agreements, dated March 1, 2002, among Bank of America, various banks and other lending institutions, and Wells Fargo, related to Roseville, Minnesota facility	10-Q	08/14/02	10.02
10.35	Participation Agreement, dated July 28, 2000, among VSGC, First Security, various banks and other lending institutions, ABN AMRO Bank N.V. (“ABN”), Credit Suisse First Boston (“CSFB”) and Credit Lyonnais Los Angeles Branch (“Credit Lyonnais”)(“Milpitas Participation Agreement”)	S-4/ A	09/28/00	10.43
10.36	Credit Agreement, dated July 28, 2000, among First Security, several lenders, ABN, CSFB, and Credit Lyonnais	S-4/ A	09/28/00	10.44
10.37	Trust Agreement, dated July 28, 2000, between First Security and various other parties	S-4/ A	09/28/00	10.45
10.38	Security Agreement, dated July 28, 2000, between First Security and ABN, and accepted and agreed to by VSGC	S-4/ A	09/28/00	10.46
10.39	Master Lease Agreement, dated July 28, 2000, between First Security and VSGC	S-4/ A	09/28/00	10.47
10.40	VERITAS Participation Agreement First Amendment, dated September 27, 2001, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/01	10.3
10.41	VERITAS Participation Agreement Second Amendment, dated November 7, 2001, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/01	10.07
10.42	VERITAS Participation Agreement Third Amendment, dated January 16, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	08/14/02	10.01
10.43	VERITAS Fourth Amendment to Participation Agreement dated September 24, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/02	10.03

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	Date		Number	Herewith

10.44		VERITAS Fifth Amendment to Participation Agreement and Lease, dated October 11, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/02		10.04
10.45		VERITAS Consent and Sixth Amendment Agreement to Participation Agreement, dated June 6, 2003, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	08/14/03		10.03
10.46		Amended and Restated Credit Agreement, dated September 27, 2001, among VSGC, ABN, CSFB, Credit Lyonnais, and various other parties	10-Q	11/14/01		10.04
10.47		VERITAS Amended and Restated Credit Agreement First Amendment, dated November 7, 2001, among VSGC, ABN, CSFB, Credit Lyonnais, and various other parties	10-Q	11/14/01		10.08
10	.48*	Employment Agreement, dated November 17, 2000, between VERITAS and Gary L. Bloom	10-K	03/29/01		10.47
10	.49*	VERITAS Non-Qualified Deferred Compensation Plan	10-K	03/29/01		10.50
10	.50*	Separation Agreement, dated November 27, 2001, between VERITAS and Mark Leslie	10-K	04/01/02		10.61
10.51		Agreement on Bank Transactions, dated October 3, 2001, between VERITAS Software, KK and Fuji Bank	10-Q	05/14/02		10.02
10	.52*	VERITAS 2002 Employee Stock Purchase Plan	S-8	05/28/02	(3)	4.01
10.53		VERITAS 2002 International Employee Stock Purchase Plan	S-8	05/28/02	(3)	4.02
10	.54*	VERITAS 2002 Directors Stock Option Plan	S-8	05/28/02	(3)	4.03
10	.55*	Employment Agreement, dated November 11, 2002, between VERITAS and Edwin Gillis	10-K	03/28/03		10.75
10	.56*	VERITAS 2003 Stock Incentive Plan	S-8	05/30/03		4.01
10	.57*	Letter Agreement, dated May 12, 2003, between VERITAS and Geoffrey Squire	10-Q	05/15/03		10.01
10	.58*	Employment Agreement, dated February 13, 2004, between VERITAS and Arthur Matin					X
10	.59*	Change in Control Agreement, dated March 15, 2004, between VERITAS and Gary Bloom					X
10	.60*	Form of Change in Control Agreement between VERITAS and certain executive officers and schedule of executive officers party thereto					X
10	.61*	2004 VERITAS Executive Incentive Compensation Plan					X
10	.62*	2004 VERITAS Bonus Plan (VBP)					X
21.01		Subsidiaries of the Registrant					X
23.01		Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

24.01	Power of Attorney (see signature page to this Form 10-K)				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this document.

(1)	SEC File Number 333-83777

(2)	SEC File Number 333-89258

(3)	SEC File Number 333-89252

      (b) Report on Form 8-K

Date of Report	Item(s)	Description

10/22/03	7, 12	VERITAS announced financial results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 11th day of June, 2004.

VERITAS SOFTWARE CORPORATION

By:	/s/ EDWIN J. GILLIS

Edwin J. Gillis
Executive Vice President, Finance
and Chief Financial Officer

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary L. Bloom, Edwin J. Gillis and John F. Brigden, and each or any of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY L. BLOOM Gary L. Bloom	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 11, 2004

/s/ EDWIN J. GILLIS Edwin J. Gillis	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2004

/s/ GEOFFREY W. SQUIRE Geoffrey W. Squire	Vice-Chairman of the Board	June 11, 2004

/s/ FRED VAN DEN BOSCH Fred van den Bosch	Director	June 11, 2004

/s/ STEVEN D. BROOKS Steven D. Brooks	Director	June 11, 2004

/s/ MICHAEL A. BROWN Michael A. Brown	Director	June 11, 2004

Signature	Title	Date

/s/ KURT J. LAUK Kurt J. Lauk	Director	June 11, 2004

/s/ JOSEPH D. RIZZI Joseph D. Rizzi	Director	June 11, 2004

/s/ DAVID J. ROUX David J. Roux	Director	June 11, 2004

/s/ CAROLYN M. TICKNOR Carolyn M. Ticknor	Director	June 11, 2004

/s/ V. PAUL UNRUH V. Paul Unruh	Director	June 11, 2004

FINANCIAL STATEMENTS

      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

Financial Statement Description	Page

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002 (As restated)	96
Consolidated Statements of Operations — Years Ended December 31, 2003 and December 31, 2002 and 2001 (As restated)	97
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years Ended December 31, 2003 and December 31, 2002 and 2001 (As restated)	98
Consolidated Statements of Cash Flows — Years Ended December 31, 2003 and December 31, 2002 and 2001 (As restated)	99
Notes to Consolidated Financial Statements	100
Report of Independent Registered Public Accounting Firm	140

VERITAS SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

		(As restated)

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$823,171	$764,062
Short-term investments	1,679,844	1,477,259
Accounts receivable, net of allowance for doubtful accounts of $7,807 and $12,008, respectively	250,098	167,014
Other current assets	60,254	72,027
Deferred income taxes	30,302	49,263

Total current assets	2,843,669	2,529,625
Property and equipment, net	572,977	227,481
Other intangibles, net	81,344	72,594
Goodwill	1,755,591	1,193,289
Other non-current assets	25,385	48,483
Deferred income taxes	69,500	127,863

	$5,348,466	$4,199,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,289	$32,668
Accrued compensation and benefits	124,655	92,720
Accrued acquisition and restructuring costs	25,051	37,742
Other accrued liabilities	83,184	75,173
Income taxes payable	141,623	123,569
Deferred revenue	398,772	262,001

Total current liabilities	811,574	623,873
Convertible subordinated notes	520,000	460,252
Long-term debt	380,630	—
Accrued acquisition and restructuring costs	69,019	72,402
Other long-term liabilities	23,649	26,717
Deferred and other income taxes	—	113,100

Total liabilities	1,804,872	1,296,344
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value:
2,000,000 shares authorized; 457,701 and 430,768 shares issued at December 31, 2003 and 2002; 429,092 and 412,093 shares outstanding at December 31, 2003 and 2002	458	431
Additional paid-in capital	6,941,798	6,334,581
Accumulated deficit	(1,378,076)	(1,725,549)
Deferred stock-based compensation	(8,455)	(434)
Accumulated other comprehensive income (loss)	6,172	(3,974)
Treasury stock, at cost; 28,609 and 18,675 shares at December 31, 2003 and 2002	(2,018,303)	(1,702,064)

Total stockholders’ equity	3,543,594	2,902,991

	$5,348,466	$4,199,335

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands, except per share amounts)
Net revenue:
User license fees	$1,092,731	$986,793	$1,089,104
Services	654,356	519,205	400,121

Total net revenue	1,747,087	1,505,998	1,489,225
Cost of revenue:
User license fees	48,747	36,220	41,748
Services(1)	229,541	202,465	166,720
Amortization of developed technology	35,267	66,917	63,086

Total cost of revenue	313,555	305,602	271,554

Gross profit	1,433,532	1,200,396	1,217,671
Operating expenses:
Selling and marketing(1)	533,974	478,536	508,452
Research and development(1)	301,880	274,932	240,522
General and administrative(1)	156,044	143,065	121,728
Amortization of other intangibles	35,249	72,064	72,261
Amortization of goodwill	—	—	813,136
In-process research and development	19,400	—	—
Loss (gain) on disposal of assets	—	3,122	(1,618)
Restructuring costs	—	99,308	—

Total operating expenses	1,046,547	1,071,027	1,754,481

Income (loss) from operations	386,985	129,369	(536,810)
Interest and other income, net	43,613	41,735	64,391
Interest expense	(30,401)	(30,267)	(29,381)
Loss on extinguishment of debt	(4,714)	—	—
Loss on strategic investments	(3,518)	(11,799)	(16,074)

Income (loss) before income taxes and cumulative effect of change in accounting principle	391,965	129,038	(517,874)
Provision for income taxes	38,243	70,772	117,917

Income (loss) before cumulative effect of change in accounting principle	353,722	58,266	(635,791)
Cumulative effect of change in accounting principle, net of tax	(6,249)	—	—

Net income (loss)	$347,473	$58,266	$(635,791)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.84	$0.14	$(1.59)

Diluted	$0.81	$0.14	$(1.59)

Cumulative effect of change in accounting principle:
Basic	$(0.01)	$—	$—

Diluted	$(0.01)	$—	$—

Net income (loss) per share:
Basic	$0.83	$0.14	$(1.59)

Diluted	$0.80	$0.14	$(1.59)

Number of shares used in computing per share amounts — basic	420,754	409,523	399,016

Number of shares used in computing per share amounts — diluted	434,446	418,959	399,016

(1) Amortization of stock-based compensation consists of:
Services	$125	$—	$—
Selling and marketing	479	—	—
Research and development	1,994	435	—
General and administrative	82	—	8,079

Total amortization of stock-based compensation	$2,680	$435	$8,079

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Common Stock		Additional		Deferred	Other	Treasury Stock		Total
			Paid-In	Accumulated	Stock-Based	Comprehensive			Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Shares	Amount	Equity

	(In thousands)
Balance at December 31, 2000 (As reported)	411,565	$412	$5,847,844	$(1,160,759)	$—	$(11,455)	(18,675)	$(1,702,064)	$2,973,978
Effect of restatement	—	—	—	12,735	—	(77)	—	—	12,658
Components of comprehensive loss:
Net loss	—	—	—	(635,791)	—	—	—	—	(635,791)
Foreign currency translation adjustment	—	—	—	—	—	2,850	—	—	2,850
Change in unrealized gain on available-for-sale investments, net of tax of $(707)	—	—	—	—	—	7,135	—	—	7,135

Total comprehensive loss									(625,806)
Exercise of stock options	10,528	10	74,964	—	—	—	—	—	74,974
Issuance of common stock under employee stock purchase plan	1,079	1	29,281	—	—	—	—	—	29,282
Tax benefits from stock plans	—	—	267,705	—	—	—	—	—	267,705
Deferred stock compensation	—	—	869	—	(869)	—	—	—	—
Stock-based compensation	—	—	8,168	—	—	—	—	—	8,168
Conversion of convertible subordinated notes	6	—	83	—	—	—	—	—	83

Balance at December 31, 2001 (As restated)	423,178	423	6,228,914	(1,783,815)	(869)	(1,547)	(18,675)	(1,702,064)	2,741,042
Components of comprehensive income:
Net income	—	—	—	58,266	—	—	—	—	58,266
Foreign currency translation adjustment	—	—	—	—	—	441	—	—	441
Change in unrealized loss on available-for-sale investments, net of tax of $1,635	—	—	—	—	—	(2,868)	—	—	(2,868)

Total comprehensive income									55,839
Exercise of stock options	6,086	7	55,403	—	—	—	—	—	55,410
Issuance of common stock under employee stock purchase plan	1,452	1	30,171	—	—	—	—	—	30,172
Tax benefits from stock plans	—	—	19,593	—	—	—	—	—	19,593
Amortization of stock-based compensation	—	—	—	—	435	—	—	—	435
Conversion of convertible subordinated notes	52	—	500	—	—	—	—	—	500

Balance at December 31, 2002 (As restated)	430,768	431	6,334,581	(1,725,549)	(434)	(3,974)	(18,675)	(1,702,064)	2,902,991
Components of comprehensive income:
Net income	—	—	—	347,473	—	—	—	—	347,473
Foreign currency translation adjustment	—	—	—	—	—	12,971	—	—	12,971
Change in unrealized loss on available-for-sale investments, net of tax of $1,100	—	—	—	—	—	(2,825)	—	—	(2,825)

Total comprehensive income									357,619
Exercise of stock options	10,347	11	148,013	—	—	—	—	—	148,024
Issuance of common stock under employee stock purchase plan	2,057	2	30,917	—	—	—	—	—	30,919
Tax benefits from stock plans	—	—	38,265	—	—	—	—	—	38,265
Issuance of stock options in business acquisitions	—	—	100,815	—	(11,911)	—	—	—	88,904
Issuance of common stock in business acquisitions	7,342	7	210,572	—	—	—	—	—	210,579
Amortization of stock-based compensation	—	—	—	—	2,680	—	—	—	2,680
Cancellation of unvested stock options	—	—	(1,210)	—	1,210	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(9,934)	(316,239)	(316,239)
Conversion of convertible subordinated notes	7,187	7	79,845	—	—	—	—	—	79,852

Balance at December 31, 2003	457,701	$458	$6,941,798	$(1,378,076)	$(8,455)	$6,172	(28,609)	$(2,018,303)	$3,543,594

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$347,473	$58,266	$(635,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	6,249	—	—
Depreciation and amortization	128,258	122,051	102,714
Amortization of developed technology	35,267	66,917	63,086
Amortization of other intangibles	35,249	72,064	72,261
Amortization of goodwill	—	—	813,136
In-process research and development	19,400	—	—
Provision for (recovery of) allowance for doubtful accounts	(1,348)	6,232	7,310
Stock-based compensation	2,680	435	8,079
Tax benefits from stock plans	38,265	19,593	267,705
Loss on extinguishment of debt	4,714	—	—
Loss on strategic investments	3,518	11,799	16,074
Loss on sale and disposal of assets	133	7,930	3,482
Deferred and other income taxes	(58,945)	(19,926)	(201,679)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(62,344)	4,784	(2,314)
Other assets	37,033	(5,320)	28,469
Accounts payable	(3,154)	3,132	(15,398)
Accrued compensation and benefits	16,496	8,002	22,408
Accrued acquisition and restructuring costs	(31,662)	98,012	(32,078)
Other accrued liabilities	(31,380)	40,294	(7,458)
Income and other taxes payable	17,179	59,834	7,261
Deferred revenue	124,916	35,328	37,865

Net cash provided by operating activities	627,997	589,427	555,132
Cash flows from investing activities:
Purchases of investments	(1,789,371)	(1,770,353)	(1,672,823)
Sales and maturities of investments	1,701,733	1,448,642	885,384
Purchase of property and equipment	(81,184)	(108,200)	(145,749)
Strategic investments in businesses	—	—	(17,110)
Purchase of other businesses and technologies, net of cash acquired	(398,025)	(5,706)	(64,661)
Payments made for prior year business and technology acquisitions	(2,209)	(7,267)	—

Net cash used for investing activities	(569,056)	(442,884)	(1,014,959)
Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	508,200	—	—
Redemption of convertible subordinated notes	(391,671)	—	—
Repurchase of common stock, net	(316,239)	—	—
Payments on revolving line of credit assumed	—	—	(1,892)
Proceeds from issuance of common stock	178,943	85,582	104,256

Net cash (used for) provided by financing activities	(20,767)	85,582	102,364
Effect of exchange rate changes	20,935	442	2,850

Net increase (decrease) in cash and cash equivalents	59,109	232,567	(354,613)
Cash and cash equivalents at beginning of year	764,062	531,495	886,108

Cash and cash equivalents at end of year	$823,171	$764,062	$531,495

Supplemental disclosures:
Cash paid for interest	$14,709	$11,984	$12,010

Cash paid for income taxes	$27,906	$15,112	$19,165

Supplemental schedule of non-cash transactions:
Issuance of common stock and options for business acquisitions	$311,394	$—	$958

Issuance of common stock for conversion of notes	$79,852	$500	$83

Note payable assumed on purchase of technology	$—	$5,000	$—

Strategic investment acquired in acquisition	$—	$—	$3,028

Increase in property and equipment upon adoption of FIN 46	$366,849	$—	$—

Increase in long-term debt upon adoption of FIN 46	$380,630	$—	$—

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

      VERITAS Software Corporation (the “Company”), a Delaware corporation, is a leading independent supplier of storage and infrastructure software products and services. The Company’s software products operate across a variety of computing environments, from personal computers (“PCs”) and workgroup servers to enterprise servers and networking platforms in corporate data centers to protect, archive and recover business-critical data, provide high levels of application availability, enhance and tune system and application performance and enable recovery from disasters. The Company’s solutions enable businesses to reduce costs by efficiently and effectively managing their information technology (“IT”) infrastructure as they seek to maximize value from their IT investments. The Company offers software products focused on three areas: Data Protection, Storage Management and Utility Computing Infrastructure. The Company also provides a full range of services to assist customers in assessing, architecting, implementing, supporting and maintaining their storage and infrastructure software solutions. The Company sells and markets its products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers, distributors, systems integrators and original equipment manufacturers. The Company’s customers include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries.

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

Short-Term Investments

      The Company classifies all of its short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short-term investments do not include strategic investments.

      As of December 31, 2003 and 2002, the Company classified its short-term investments as available-for-sale, and all short-term investments consisted of securities with original maturities in excess of 90 days. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, net of tax, on the Company’s consolidated balance sheets. The amortization of premiums and discounts on the investments and realized gains and losses, determined on specific identification based on the trade date of the transaction, are included in interest and other income, net in the Company’s consolidated statements of operations.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The following methods are used to estimate the fair value of the Company’s financial instruments:

a) the carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments;

b) available-for-sale securities and forward exchange contracts are recorded based on quoted market prices;

c) convertible subordinated notes are recorded at their accreted values, which approximate the cash outlay that is due upon the note settlements; and

d) long-term debt is recorded at the termination values of the debt agreements.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes the use of the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards and are measured using the enacted statutory tax rates expected to apply when realized or settled. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the remaining lease term, if shorter. The estimated useful life of furniture and equipment and computer equipment is generally two to five years and the estimated useful life of the Company’s buildings is thirty-five years.

Goodwill and Other Intangibles

      Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent developed technology, distribution channels and trademarks acquired in business combinations and convertible subordinated note issuance costs. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company no longer amortizes goodwill, but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Identifiable intangibles are amortized over a one to four year period using the straight-line method. Convertible subordinated note issuance costs are amortized over the applicable term of the obligation.

Strategic Investments

      The Company holds investments in capital stock in privately-held companies. These strategic investments do not represent a greater than 20% voting interest in any investee and the Company does not have the ability to significantly influence any investee’s operating and financial policies. The investments are accounted for on a cost basis and are included in other non-current assets.

      Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the fair value of the investment that is other than temporary.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the period of change in their fair value.

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

Revenue Recognition

      In October 1997, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, which has been amended by SOP No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and SOP No. 98-9. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions. SOP No. 97-2, as amended by SOP No. 98-4, was effective for revenue recognized under software license and services arrangements beginning January 1, 1998. SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, amended SOP No. 97-2 and requires recognition of revenue using the “residual method” when certain criteria are met.

      The Company derives revenue primarily from two sources: software licenses and services. Revenue from software licenses is primarily related to the licensing of software products under perpetual license agreements. Services revenue includes contracts for software maintenance and technical support, consulting and education services. The Company applies its revenue recognition policy to determine which portions of its revenue are recognized currently and which portions must be deferred. Significant judgments and estimates are made and used by the Company to determine the amount of revenue recognized in any accounting period.

      The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements

      The Company typically enters into arrangements with customers that include perpetual software licenses, maintenance and technical support. Some arrangements may also include consulting and education services. Software licenses are sold as site licenses or on a per copy basis. Site licenses give customers the right to copy licensed software on either a limited or unlimited basis during a specified term. Per copy licenses give customers the right to use a single copy of licensed software.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9. Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

      Maintenance and technical support includes updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches. VSOE of fair value for maintenance and technical support is based upon stated renewal rates for site licenses and historical renewal rates for per copy licenses. Maintenance and technical support revenue is recognized ratably over the maintenance term.

      Consulting primarily consists of product installation services that do not involve customization of the software. Installation services provided by the Company are not mandatory and can also be performed by the customer or a third party. Our VSOE of fair value for consulting is based upon the price charged when sold separately. Consulting revenue is recognized as work is performed when reasonably dependable estimates can be made of the extent of progress toward completion, contract revenue and contract costs. Otherwise, consulting revenue is recognized when the services are complete.

      Education services primarily consist of courses taught by the Company’s instructors at its facilities or at the customer’s site. Various courses are offered specific to the license products. Education services fees are based on a per course basis or on an annual education pass, which allows for unlimited courses to be taken by one individual over a one-year term. Our VSOE of fair value for education services is based upon the price charged when sold separately. Revenue is recognized when the customer has completed the course. For annual education passes, the revenue is recognized ratably over the one-year term.

Revenue Recognition Criteria

      The Company defines revenue recognition criteria as follows:

•	Persuasive Evidence of an Arrangement Exists. It is the Company’s customary practice to have a written contract, signed by both the customer and the Company, or a purchase order prior to recognizing revenue on an arrangement.

•	Delivery Has Occurred. The Company’s software is usually physically delivered to its customers with standard transfer terms of FOB shipping point. Software is occasionally delivered electronically, through an FTP download or by installation at the customer site. The Company considers delivery complete when the software products have been shipped and the customer has access to license keys. The arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, the Company defers the revenue and recognizes it upon the earlier of receipt of written customer acceptance or expiration of the acceptance period. Some of the Company’s agreements allow customers limited right of return for which revenue is deferred as discussed more fully below under Product Returns.

•	The Vendor’s Fee is Fixed or Determinable. The Company’s customary payment terms are generally within 30 days after invoice date. Arrangements with payment terms extending beyond 90 days after invoice date are not considered to be fixed or determinable, in which case revenue is recognized as the fees become due and payable.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. The Company typically sells to customers with whom the Company has a history of successful collections. New customers are subjected to a credit review process to evaluate the customers’ financial position and ability to pay. If it is determined at the outset of an arrangement that collection is not probable, revenue is recognized upon receipt of cash payment.

Indirect Channel Sales

      The Company generally recognizes revenue from licensing of software products through its indirect sales channel upon sell-through or with evidence of an end-user. For certain types of customers, such as distributors, the Company recognizes revenue upon receipt of a point of sales report, which is its evidence that the products have been sold through to an end user. For resellers, the Company recognizes revenue when it obtains evidence that an end user exists, which is usually when the software is delivered. For licensing of the Company’s software to original equipment manufacturers (“OEMs”), royalty revenue is recognized when the OEM reports the sale of the software products to an end-user customer, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. The Company recognizes revenue from OEM support royalties and fees ratably over the term of the support agreement.

Transactions with our Suppliers

      Some of the Company’s customers are also its suppliers. Occasionally, in the normal course of business, the Company purchases goods or services for its operations from these suppliers at or about the same time the Company licenses its software to them. The Company also has multi-year agreements under which it receives sub-licensing royalty payments from OEMs from whom it may also purchase goods or services. The Company identifies and reviews significant transactions to confirm that they are separately negotiated at terms the Company considers to be arm’s length. In cases where the transactions are not separately negotiated, the Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force Issue No. 01-02, Interpretations of APB Opinion 29. If the fair values are reasonably determinable, revenue is recorded at the fair values of the products delivered or products or services received, whichever is more readily determinable. If the Company cannot determine fair value of either of the goods or services involved within reasonable limits, it records the transaction on a net basis. License revenue associated with software licenses entered into with our suppliers at or about the same time that the Company purchases goods or services from them is not material to the Company’s consolidated financial statements.

Product Returns

      The Company estimates potential future product returns based on our analysis of historical return rates and reduces current period product revenue accordingly. Actual returns may vary from estimates if, for example, the Company experiences a change from historical sales and returns patterns, or if there are unanticipated changes in competitive or economic conditions that affect actual returns.

Cost of Revenue

      Cost of revenue includes costs related to user license and services revenue and amortization of acquired developed technology. Cost of user license revenue includes material, packaging, shipping and other production costs and third-party royalties. Cost of services includes salaries, benefits and overhead costs associated with employees providing maintenance and technical support, consulting and education services. Third-party consultant fees are also included in cost of services.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

      The Company accounts for the development cost of software intended for sale in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility has been established. Technological feasibility has been established upon completion of a working model, which is when the majority of system and beta testing has been performed. To date, software development costs incurred between completion of a working model and general release to customers have not been material and, in accordance with our policy, have not been capitalized. As such, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities, trade receivables and financial instruments used in hedging activities. The Company primarily invests its excess cash in commercial paper rated A-1/ P-1, medium-term notes, corporate notes, government securities (taxable and non-taxable), asset-backed securities, auction market securities with approved financial institutions and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses based on various factors, including changes in customers’ ability to pay due to bankruptcy, cash flow issues or other changes in the customer’s financial condition, significant payment delays and other economic conditions. Such losses have been within management’s expectations. The counterparties to the agreements relating to the Company’s financial instruments used in hedging activities consist of major, multinational, high credit quality, financial institutions. The amounts potentially subject to credit risk arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. The Company does not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentrations of credit risk.

Net Income (Loss) Per Share

      Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options using the treasury stock method and common shares issuable assuming conversion of the convertible subordinated notes, if dilutive.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation

      The Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. Since the exercise price of options granted under the Company’s stock option plans is equal to the market value on the date of grant, no compensation cost has been recognized for grants under such plans. In accordance with APB Opinion No. 25, the Company does not recognize compensation cost related to its employee stock purchase plan. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123, Accounting for Stock-Based Compensation:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands, except per share amounts)
Net income (loss):
As reported	$347,473	$58,266	$(635,791)
Add:
Stock-based employee compensation expense included in net income (loss), net of tax	1,769	287	5,332
Less:
Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(306,194)	(294,818)	(290,385)

Pro forma	$43,048	$(236,265)	$(920,844)

Basic income (loss) per share:
As reported	$0.83	$0.14	$(1.59)

Pro forma	$0.10	$(0.58)	$(2.31)

Diluted income (loss) per share:
As reported	$0.80	$0.14	$(1.59)

Pro forma	$0.10	$(0.58)	$(2.31)

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Years Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.71%	3.82%	4.56%
Dividend yield	0%	0%	0%
Weighted average expected life	4.5 years	5.0 years	5.0 years
Volatility of common stock	84%	90%	90%

      For purposes of the pro forma disclosures, the expected volatility assumptions the Company used prior to the fourth quarter of fiscal 2003 were based solely on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning with the fourth quarter of fiscal 2003, the Company modified its approach and expected volatility by considering other relevant factors in accordance with SFAS No. 123. The Company considered implied volatility in market-traded options on the Company’s common stock as well as historical volatility. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

      Also, beginning with the third quarter of fiscal 2003, the Company decreased its estimate of the expected life of new options granted to its employees from 5 years to 4 years. The Company based its expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of the Company’s historical experience.

      The fair value of the employees’ purchase rights under the employee purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights:

	Years Ended December 31,

	2003	2002	2001

Risk-free interest rate	1.06-1.87%	1.62-3.02%	3.37-4.99%
Dividend yield	0%	0%	0%
Weighted average expected life	6 to 24 months	6 to 24 months	6 to 24 months
Volatility of common stock	90%	90%	90%

Translation of Foreign Currencies

      Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains or losses are reported in results of operations.

Impairment of Goodwill

      The Company reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that the Company perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of the reporting unit may be below its carrying amount. The Company completed this test in the fourth quarter of 2003 and 2002 and no impairment loss was recognized upon completion of the tests.

Impairment of Long-Lived Assets

      The Company reviews its long-lived assets, including property and equipment and intangible assets with estimable useful lives, for impairment whenever an event or change in facts and circumstances indicates that their carrying amount may not be recoverable. The Company assesses impairment of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. No impairment was recognized in 2003 and 2001. During 2002, certain long-lived assets were impaired in connection with the Company’s restructuring plan as discussed in Note 9.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense was approximately $38.8 million for the year ended December 31, 2003, $34.9 million for the year ended December 31, 2002 and $32.2 million for the year ended December 31, 2001.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. The Company currently has three build-to-suit operating leases, commonly referred to as synthetic leases. Each synthetic lease is owned by a trust that does not have any voting rights, employees, financing activity other than the lease with the Company, ability to absorb losses or right to participate in gains realized on the sale of the related property. The Company has determined that the trusts under the leasing structures qualify as variable interest entities for purposes of FIN 46. Consequently, the Company is considered the primary beneficiary and consolidated the trusts into its financial statements beginning July 1, 2003. As a result of consolidating these entities in the third quarter of 2003, the Company reported a cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax. In addition, on July 1, 2003, the Company recorded property and equipment, net of accumulated depreciation, equal to $366.8 million, long-term debt in the amount of $369.2 million and non-controlling interest of $11.4 million for a total of $380.6 million of long-term debt on the balance sheet. Depreciation expense related to these properties is approximately $1.6 million per quarter and $4.2 million per quarter of rent expense previously classified as cost of revenue and operating expenses has been classified as interest expense in the statements of operations beginning July 1, 2003.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Multiple Deliverable Revenue Arrangement. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28). The Company adopted the provisions of EITF 00-21 for transactions to which SOP 97-2 does not apply, such as sales of hardware without software and on-line subscription software applications in the quarter ended September 30, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2.	Restatement of Consolidated Financial Statements

      In March 2004, the Company announced its intention to restate its financial statements for 2002 and 2001. The decision resulted from the findings of an investigation into past accounting practices that concluded on March 12, 2004. The investigation resulted from concerns raised by an employee in late 2003, which led to a detailed review of the matter in accordance with the Company’s corporate governance processes, including the reporting of the matter to the audit committee of the Company’s board of directors and to KPMG LLP, its independent registered public accounting firm. The audit committee retained independent counsel to investigate issues relating to past accounting practices, and the audit committee’s counsel retained independent accountants to assist with the investigation. The independent investigation included the performance of a number of forensic accounting procedures, a review of internal documents and communications and interviews with both current and former employees.

      The independent investigation concluded on March 12, 2004, and identified certain accounting practices under the direction of former financial management that were determined not to be in compliance with Generally Accepted Accounting Principles (“GAAP”). These practices included the incorrect deferral of professional services revenue for 2002 and 2001, the unsubstantiated accrual of certain expenses in periods prior to 2003, and the overstatement of accounts receivable and deferred revenue by approximately $7 million (unaudited) at June 30, 2002. Upon conclusion of the investigation, the Company announced on March 15, 2004 its decision to restate its financial statements for 2002 and 2001.

      Following the investigation and the Company’s determination to restate its financial statements, the Company performed additional procedures to ensure the accuracy of its financial information. These additional procedures included a further review of internal documents, tests of certain system controls, cut-off procedures and a review of revenue transactions and other cost and expense accounts. As a result, the Company determined to correct additional errors made in 2003 and prior periods, including errors that were previously not recorded because in each such case and in aggregate the Company believed the amount of any such error was not material to the Company’s consolidated financial statements. The Company also made certain revenue, expense and balance sheet reclassifications.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the foregoing, the Company has restated its financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001, including the corresponding interim periods for 2002 and 2001 and the interim periods ended March, June and September 2003. The restatement also affects periods prior to 2001. The foregoing restatement and reclassification adjustments did not affect the Company’s reported cash, cash equivalents and short-term investments balance as of December 31, 2002.

Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations

      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the years ended December 31, 2002 and 2001.

	Year Ended December 31, 2002			Year Ended December 31, 2001

	(As Previously			(As Previously
	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)

	(In thousands)
Net revenue:
User license fees	$1,006,713	$(19,920)	$986,793	$1,110,126	$(21,022)	$1,089,104
Services	499,842	19,363	519,205	381,802	18,319	400,121

Total net revenue	1,506,555	(557)	1,505,998	1,491,928	(2,703)	1,489,225
Cost of revenue:
User license fees	37,107	(887)	36,220	40,902	846	41,748
Services	179,100	23,365	202,465	138,430	28,290	166,720
Amortization of developed technology	66,917	—	66,917	63,086	—	63,086

Total cost of revenue	283,124	22,478	305,602	242,418	29,136	271,554

Gross profit	1,223,431	(23,035)	1,200,396	1,249,510	(31,839)	1,217,671
Operating expenses:
Selling and marketing	505,039	(26,503)	478,536	548,973	(40,521)	508,452
Research and development	273,192	1,740	274,932	242,067	(1,545)	240,522
General and administrative	141,446	1,619	143,065	124,872	(3,144)	121,728
Amortization of other intangibles	72,064	—	72,064	72,261	—	72,261
Amortization of goodwill	—	—	—	814,390	(1,254)	813,136
Loss (gain) on disposal of assets	3,122	—	3,122	—	(1,618)	(1,618)
Restructuring costs	100,263	(955)	99,308	(5,000)	5,000	—

Total operating expenses	1,095,126	(24,099)	1,071,027	1,797,563	(43,082)	1,754,481

Income (loss) from operations	128,305	1,064	129,369	(548,053)	11,243	(536,810)
Interest and other income and expense, net	11,739	(271)	11,468	35,535	(525)	35,010
Loss on strategic investments	(11,799)	—	(11,799)	(16,074)	—	(16,074)

Income (loss) before income taxes	128,245	793	129,038	(528,592)	10,718	(517,874)

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002			Year Ended December 31, 2001

	(As Previously			(As Previously
	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)

	(In thousands)
Provision for income taxes	70,869	(97)	70,772	113,737	4,180	117,917

Net income (loss)	$57,376	$890	$58,266	$(642,329)	$6,538	$(635,791)

Net income (loss) per share — basic	$0.14		$0.14	$(1.61)		$(1.59)

Net income (loss) per share — diluted	$0.14		$0.14	$(1.61)		$(1.59)

Financial Statement Adjustments

      Set forth below are the adjustments to the Company’s previously issued statements of operations for the years ended December 31, 2002 and 2001:

	Years Ended December 31,

	2002	2001

	(In thousands)
User license fees, as reported	$1,006,713	$1,110,126
Adjustments:
Reclassification of royalty revenues to services(a)	(16,827)	(13,852)
Reclassification of marketing development funds(b)	(5,999)	(4,313)
Other user license fee adjustments(g)	2,906	(2,857)

Subtotal of adjustments	(19,920)	(21,022)

User license fees, as restated	$986,793	$1,089,104

Services, as reported	$499,842	$381,802
Adjustments:
Reclassification of royalty revenues from user license fees(a)	16,827	13,852
Out-of-period royalty revenue(d)	2,012	(2,155)
Out-of-period maintenance revenue(e)	970	3,377
Out-of-period professional services revenue(f)	(221)	1,828
Other services revenue adjustments(g)	(225)	1,417

Subtotal of adjustments	19,363	18,319

Services, as restated	$519,205	$400,121

Cost of revenue and operating expenses, as reported	$1,378,250	$2,039,981
Adjustments(c):
Out-of-period expenses(h)	(5,073)	(1,708)
Purchase accounting(i)	1,658	(2,125)
Reclassification of marketing development funds(b)	(5,999)	(4,313)
Other errors in the application of GAAP(j)	7,793	(5,800)

Subtotal of adjustments	(1,621)	(13,946)

Cost of revenue and operating expenses, as restated	$1,376,629	$2,026,035

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2002	2001

	(In thousands)
Interest and other income and expense, net, as reported	$11,739	$35,535
Adjustments:
Out-of-period expenses(h)	(2,777)	—
Other errors in the application of GAAP(j)	2,506	(525)

Subtotal of adjustments	(271)	(525)

Interest and other income and expense, net, as restated	$11,468	$35,010

Provision for income taxes, as reported	$70,869	$113,737
Adjustments(k)	(97)	4,180

Provision for income taxes, as restated	70,772	117,917

Net income (loss), as reported	$57,376	$(642,329)
Adjustments	890	6,538

Net income (loss), as restated	$58,266	$(635,791)

      The financial statements for 2002 and 2001 have been impacted by the restatement as follows:

Restatement Adjustments

Reclassification Adjustments

      (a) Reclassification of Royalty Revenue. In the fourth quarter of 2003, royalty revenues related to product upgrades for a specific OEM contract, which had previously been reported as user license fees, were reclassified to services revenue to more appropriately reflect the nature of the revenue. As a result of the restatement of its financial statements, the Company has reclassified revenues from this royalty contract from user license fees to services revenue for all restated periods. The reclassification resulted in a decrease in user license fees of $16.8 million and $13.9 million for 2002 and 2001, respectively, and corresponding increases in services revenue in the same periods.

      (b) Reclassification of Marketing Development Funds. The Company reclassified certain marketing development fund expenses to comply with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which requires certain expenses reimbursed to channel partners to be netted against revenue. Accordingly, there was a decrease in both operating expenses and user license fees of $6.0 million and $4.3 million for 2002 and 2001, respectively.

      (c) Reclassification of Technical Support Costs. The Company reclassified certain technical support costs that had previously been recorded as operating expenses to cost of revenue for all restated periods to more appropriately reflect the nature of these costs. Accordingly, there was a decrease in operating expenses and an offsetting increase in cost of revenue of $19.9 million and $27.4 million for 2002 and 2001, respectively. This reclassification has not been shown on the reconciliation of adjustments because the reconciliation does not separately describe the impacts between cost of revenue and operating expenses.

Restatement Adjustments Impacting Net Income

      (d) Out-of-Period Royalty Revenue. Amortization periods were applied incorrectly for a specific OEM support contract which resulted in revenue generally being deferred in 2002, 2001 and prior periods and recognized in subsequent periods. The restatement adjustments result in revenue being recognized in the

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proper periods. The effect of the adjustments increased services revenue by $2.0 million for 2002 and decreased services revenue by $2.2 million for 2001.

      (e) Out-of-Period Maintenance Revenue. Amortization periods were incorrectly applied to certain maintenance and technical support contracts which resulted in revenue being deferred in 2002, 2001 and prior periods and recognized in subsequent periods. The restatement adjustments result in revenue being recognized in the proper periods. The effect of the adjustments increased services revenue by $1.0 million and $3.4 million for 2002 and 2001, respectively.

      (f) Out-of-Period Professional Services Revenue. The Company determined that for 2002 and 2001, some professional services that had been delivered were incorrectly deferred and recognized in subsequent periods. The restatement adjustments result in revenue being recognized in the proper periods. The effect of the adjustments decreased services revenue by $0.2 million for 2002 and increased services revenue by $1.8 million for 2001.

      (g) Other User License Fee and Other Services Revenue Adjustments. The restatement includes the correction of errors previously made in the application of revenue recognition principles under SOP No. 97-2 and SFAS No. 48, Revenue Recognition when Right of Return Exists, that affected the timing of certain revenue recognition. The restatement adjustments result in revenue being recognized in the proper periods. The effect of the adjustments increased user license fees by $2.9 million for 2002 and decreased user license fees by $2.9 million for 2001. The effect of the adjustments decreased services revenue by $0.2 million for 2002 and increased services revenue by $1.4 million for 2001.

      (h) Out-of-Period Expenses. Adjustments were recorded to reflect the proper timing of expenses related to certain unsubstantiated expense accruals. In conjunction with correcting these errors for 2002, 2001 and prior periods, adjustments of $5.1 million and $1.7 million were recorded for 2002 and 2001, respectively, to decrease cost of revenue and operating expenses. Additionally, for 2002 an adjustment of $2.8 million was recorded to decrease other income.

      (i) Purchase Accounting. Adjustments were recorded to correct errors in the application of purchase accounting. Generally, accrued liabilities established as part of certain acquisitions were released in 2002 as a reduction in expenses when the accrued liability should have been adjusted as a reduction to goodwill. Accordingly, adjustments of $1.7 million to increase cost of revenue and operating expenses were recorded for 2002 with a corresponding adjustment to reduce accrued liabilities and goodwill in prior periods. In addition, adjustments for $2.1 million were recorded for 2001 to decrease cost of revenue and operating expenses related to the impact of amortizing less goodwill due to these purchase accounting adjustments and to correct accounting for stock-based compensation in connection with these acquisitions.

      (j) Other Errors in the Application of GAAP. Adjustments were recorded to correct certain errors in the application of GAAP for a derivative instrument and certain other transactions. In order to correct these errors in the application of GAAP, adjustments were recorded to increase cost of revenue and operating expenses by $7.8 million and to increase interest and other income and expense, net by $2.5 million for 2002. For 2001, adjustments were recorded to decrease cost of revenue and operating expenses by $5.8 million and to decrease interest and other income and expense, net by $0.5 million.

      (k) Provision for Income Taxes. Adjustments were made to the provision for income taxes to account for the tax effect of the restatement adjustments at the Company’s effective tax rate, as applicable.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adjustments on the Consolidated Balance Sheet

      The following table presents the impact of the adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2002. The adjustments to the consolidated balance sheet are the result of the adjustments described above to the consolidated statements of operations and certain reclassifications as described below.

	December 31, 2002

	(As reported)	(Adjustments)	(As restated)

	(In thousands)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$2,241,321	$—	$2,241,321
Accounts receivable(a)	170,204	(3,190)	167,014
Other current assets(b)	74,178	(2,151)	72,027
Deferred income taxes(c)	59,995	(10,732)	49,263

Total current assets	2,545,698	(16,073)	2,529,625
Property and equipment, net(d)	230,261	(2,780)	227,481
Goodwill(e)	1,196,593	(3,304)	1,193,289
Other non-current assets(b)	245,528	3,412	248,940

	$4,218,080	$(18,745)	$4,199,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued compensation and benefits(f)	$131,056	$(5,668)	$125,388
Accrued acquisition and restructuring costs	37,742	—	37,742
Other accrued liabilities(f)	94,352	(19,179)	75,173
Income taxes payable	123,569	—	123,569
Deferred revenue(g)	280,314	(18,313)	262,001

Total current liabilities	667,033	(43,160)	623,873
Other long-term liabilities(h)	21,526	5,191	26,717
Other non-current liabilities	645,754	—	645,754

Total liabilities	1,334,313	(37,969)	1,296,344
Total stockholders’ equity(i)	2,883,767	19,224	2,902,991

	$4,218,080	$(18,745)	$4,199,335

(a)	Accounts Receivable. Accounts receivable decreased by $3.2 million as a result of a reclassification to properly reflect the Company’s deferred revenue policy.

(b)	Other Current Assets and Other Non-Current Assets. Other current assets decreased by $2.2 million and other non-current assets increased by $3.4 million primarily as a result of a reclassification to properly reflect prepaid rent.

(c)	Deferred income taxes. The decrease in deferred income taxes is due to various Restatement Adjustments discussed above for 2002, 2001 and prior periods.

(d)	Property and Equipment, Net. Adjustments to decrease property and equipment by $2.8 million were made as a result of the Out-of-Period Expense adjustments discussed above.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Goodwill. The decrease in goodwill is as a result of the Purchase Accounting adjustments discussed above, including the corresponding decrease in the amortization of goodwill during 2001 and prior periods.

(f)	Accounts Payable, Accrued Compensation and Benefits and Other Accrued Liabilities. The decrease in these accounts is primarily due to the impact of various restatement adjustments discussed above.

(g)	Deferred Revenue. Adjustments to deferred revenue were the result of various restatement adjustments discussed above and the reclassification of accounts receivable of $3.2 million discussed under (a) above.

(h)	Other Long-Term Liabilities. Other long-term liabilities increased by $5.2 million primarily as a result of adjustments made to correctly account for a derivative instrument as discussed above in Other Errors in the Application of GAAP.

(i)	Total Stockholders’ Equity. The increase in total stockholders’ equity is due to the restatement adjustments made in 2002, 2001 and prior periods.

Note 3.	Business Combinations

Precise Software Solutions Ltd.

      On June 30, 2003, the Company acquired all of the outstanding common stock of Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products. The Company acquired Precise in order to expand its product and service offerings across storage, databases and application management. The Precise acquisition was accounted for using the purchase method of accounting for total purchase consideration of approximately $715.1 million, which included 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash, $94.0 million relating to the assumption of Precise’s outstanding vested and unvested stock options for 4.4 million shares of the Company’s common stock and $12.7 million of acquisition-related costs. As a result of the acquisition, the Company recorded unearned compensation of $7.3 million, which will be amortized over the remaining vesting period for the stock options assumed. The fair value of the Company’s common stock issued was determined using an average price of $28.68, which was the average trading price from June 25, 2003 through June 30, 2003, the three trading days before and including the date the merger consideration was finalized. The fair value of the Company’s stock options assumed was determined using the Black-Scholes option pricing model and the following assumptions: estimated expected life of six months to five years, risk-free interest rate of 0.96% to 2.49%, expected volatility of 90% and no expected dividend yield. Upon the assumption by the Company of the outstanding Precise options, each Precise option became exercisable for 0.6741 shares of the Company’s common stock.

      Under the purchase method of accounting, the total estimated purchase price was allocated to Precise’s net tangible and intangible assets based upon their estimated fair values as of the date of the completion of the

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition. The following represents the allocation of the aggregate purchase price to the acquired net assets of Precise:

(In thousands)
Cash, cash equivalents and short-term investments	$149,627
Other current assets	11,527
Long-term assets	8,629
Current liabilities	(27,507)
Goodwill	509,695
Developed technology	27,641
Customer contracts	15,200
Patented technology	11,600
Other intangible assets	7,500
Deferred stock-based compensation	7,317
In-process research and development	15,300
Net deferred and other income taxes payable	(21,445)

Total	$715,084

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

      In connection with the acquisition of Precise, the Company allocated approximately $15.3 million of the purchase price to in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount has been expensed as a non-tax deductible charge in the consolidated statements of operations for the year ended December 31, 2003.

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

      Net Cash Flows. The net cash flows expected from the identified projects are based on a third party appraiser’s estimates of revenues, royalty savings, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. Revenue estimates are based on the assumptions mentioned below. The research and development costs included in the estimates reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Acquisition-related costs of $12.7 million consist of $9.0 million associated with investment banking and other professional fees, $3.3 million for terminating and satisfying existing lease commitments and $0.4 million for severance-related costs. Total cash outlays for acquisition-related costs were approximately $8.7 million for investment banking and other professional fees, $0.2 million for leases and $0.4 million for severance-related costs through December 31, 2003.

      The results of operations of Precise are included in the Company’s consolidated financial statements from July 1, 2003. The following table presents pro forma results of operations and gives effect to the acquisition of Precise as if the acquisition was consummated at the beginning of each fiscal year. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of each period or of the results that may occur in the future. Net income (loss) for each period presented excludes the write-off of acquired IPR&D of $15.3 million and includes amortization of intangible assets related to the acquisition of $4.7 million per quarter and amortization of deferred compensation of $0.5 million per quarter. The unaudited pro forma information is as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Total net revenue	$1,778,929	$1,581,998	$1,544,822
Income (loss) before cumulative effect of change in accounting principle	$334,482	$44,932	$(654,232)
Net income (loss)	$328,233	$44,932	$(654,232)
Net income (loss) per share — basic	$0.77	$0.11	$(1.61)
Net income (loss) per share — diluted	$0.75	$0.10	$(1.61)

Jareva Technologies, Inc.

      On January 27, 2003, the Company acquired all of the outstanding capital stock of Jareva Technologies, Inc. (“Jareva”), a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. The Company acquired Jareva to integrate Jareva’s technology into the Company’s software products to enable the Company’s customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase method of accounting for total purchase consideration of $68.7 million, which included $58.7 million of cash, $6.8 million relating to the assumption of options exercisable for 426,766 shares of the Company’s common stock and $3.2 million of acquisition-related costs. The purchase price was allocated to goodwill of $51.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, IPR&D of $4.1 million, net deferred tax liabilities of $6.1 million, deferred stock-

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation of $4.6 million and net tangible assets of $3.8 million. The weighted average amortization period for all purchased intangible assets is 3.3 years. The acquired IPR&D of $4.1 million was written off and the related charge is included in income from operations for the year ended December 31, 2003. Acquisition-related costs of $3.2 million consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $1.3 million through December 31, 2003. The results of operations of Jareva are included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact on the Company’s results of operations is not significant.

Other Acquisitions

      During 2001, the Company completed three acquisitions of privately held companies for total purchase consideration of approximately $75.6 million. The Company accounted for these acquisitions using the purchase method of accounting. The purchase prices were allocated to goodwill of $63.7 million, developed technology of $12.7 million, other intangibles of $1.2 million and net of tangible liabilities assumed of $2.0 million. The total acquisition costs of $1.9 million were paid as of December 31, 2002. During the fourth quarter of 2002, the remaining net book value of the intangibles related to one of these acquisitions of $8.6 million was written off due to the sale of the related technology. As of December 31, 2003, the Company had fully amortized the developed technology and other intangibles.

Ejasent, Inc.

      In January 2004, the Company acquired all of the outstanding capital stock of Ejasent, Inc. (“Ejasent”), a privately held provider of application virtualization technology for utility computing. The Company acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application, to the Company’s growing utility computing portfolio. The Ejasent acquisition was accounted for using the purchase method of accounting for total purchase consideration of $61.4 million, which included $47.8 million in cash and $13.6 million of acquisition-related costs. The purchase price was allocated to goodwill of $53.7 million, developed technology of $10.2 million, other intangibles of $1.9 million, IPR&D of $0.4 million, net deferred tax liabilities of $4.6 million and net tangible liabilities of $0.2 million. The weighted average amortization period for all purchased intangible assets is 4.4 years. Acquisition-related costs consist of $11.5 million of change in control bonuses and direct transaction costs of $2.1 million for legal and other professional fees. The results of operations of Ejasent will be included in the Company’s consolidated financial statements as of and for the quarter ended March 31, 2004 from the date of acquisition.

Note 4.	Seagate Technology Transaction

      On November 22, 2000, the Company completed a multi-party transaction (the “Transaction”) with Seagate Technology, Inc.(“Seagate”) and Suez Acquisition Company (Cayman) Limited (“SAC”). The Transaction was structured as a leveraged buyout of Seagate pursuant to which Seagate sold all of its operating assets to SAC, and SAC assumed and indemnified Seagate and the Company for substantially all liabilities arising in connection with those operating assets. The Company did not acquire Seagate’s disk drive business or any other Seagate operating business. At the closing, and after the operating assets and liabilities of Seagate had been transferred to SAC, a wholly-owned subsidiary of the Company merged with and into Seagate, following which Seagate became its wholly-owned subsidiary and was renamed VERITAS Software Technology Corporation.

      As of December 31, 2002, the transaction affected the Company’s consolidated balance sheet, as follows:

•	other current assets included $21.3 million of indemnification receivable from SAC;

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	other non-current assets included $18.0 million of indemnification receivable from SAC;

•	income taxes payable included an additional $21.3 million; and

•	deferred and other income taxes included an additional $113.1 million.

      As of December 31, 2002, deferred and other income taxes payable recorded in connection with the Transaction totaled $134.4 million and related to certain tax liabilities that the Company expected to pay. Certain of Seagate’s state tax returns for various fiscal years have been under examination by tax authorities. The Company believes that adequate amounts for tax liabilities have been provided for any final assessments that may result from these examinations. On March 15, 2004, the Company was notified that the federal income tax audits for all periods ended with the date of the transaction had been completed and all federal tax liabilities had been settled, which resulted in a net federal tax refund, which the Company has distributed to a trust for the benefit of the former Seagate shareholders. Accordingly, the Company has reversed the indemnification receivables and income taxes payable as described above, resulting in a net income tax benefit of $95.1 million. The benefit has been recorded as a credit to income tax expense in the year ended December 31, 2003. The Company does not expect to have any material payment obligations with respect to other Seagate taxes as of December 31, 2003, nor does it expect to receive any payments pursuant to the indemnification agreement with SAC with respect to such taxes.

      For the year ended December 31, 2002, the Transaction had no significant impact on the Company’s consolidated statements of operations. For the year ended December 31, 2001, the Transaction had the following impacts on its consolidated statement of operations:

•	reversal of acquisition costs of $5.0 million; and

•	additional provision for income taxes of $30.1 million.

Note 5.	Cash, Cash Equivalents and Short-Term Investments

      The Company’s cash, cash equivalents and short-term investments consisted of the following at December 31, 2003 and 2002:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$262,929	$—	$—	$262,929
Money market funds	493,334	—	—	493,334
Commercial paper	64,660	—	—	64,660
Government securities	2,248	—	—	2,248

Cash and cash equivalents	$823,171	$—	$—	$823,171

Short-term investments:
Auction market securities	$282,800	$—	$—	$282,800
Asset-backed securities	62,613	—	(930)	61,683
Government securities	489,654	554	(926)	489,282
Corporate notes	843,519	3,744	(1,184)	846,079

Short-term investments	$1,678,586	$4,298	$(3,040)	$1,679,844

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$168,861	$—	$—	$168,861
Money market funds	418,990	—	—	418,990
Commercial paper	153,447	—	—	153,447
Corporate notes	12,764	—	—	12,764
Government securities	10,000	—	—	10,000

Cash and cash equivalents	$764,062	$—	$—	$764,062

Short-term investments:
Commercial paper	$55,964	$—	$(9)	$55,955
Auction market securities	288,575	116	(71)	288,620
Asset-backed securities	83,721	—	(173)	83,548
Government securities	285,537	1,236	(3)	286,770
Corporate notes	758,279	4,579	(492)	762,366

Short-term investments	$1,472,076	$5,931	$(748)	$1,477,259

      Realized gains (losses) are included in interest and other income, net in the consolidated statements of operations. The following table sets forth the components of the Company’s interest and other income, net:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
Interest income	$43,050	$50,338	$63,239
Dividend income	165	576	2,944
Gains (losses) on sale of investments	4,161	2,145	(446)
Other miscellaneous expenses	(3,763)	(11,324)	(1,346)

Total interest and other income, net	$43,613	$41,735	$64,391

      For the year ended December 31, 2002, other miscellaneous expenses include a $6.1 million charge in connection with the settlement of a litigation matter.

      The amortized cost and estimated fair value of the Company’s cash, cash equivalents and short-term investments, as of December 31, 2003, shown by contractual maturity date, are included in the following table:

	December 31, 2003

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Due in less than one year	$1,639,905	$1,640,434
Due between one and five years	861,852	862,581

Total	$2,501,757	$2,503,015

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Property and Equipment

      Property and equipment is stated at cost and consists of the following:

	December 31,

	2003	2002

		(As restated)

	(In thousands)
Buildings	$375,322	$892
Computer equipment	372,860	327,614
Furniture and equipment	93,815	76,801
Leasehold improvements	91,383	90,952
Construction in process	17,057	14,071

	950,437	510,330
Less — accumulated depreciation and amortization	(377,460)	(282,849)

Property and equipment, net	$572,977	$227,481

      Depreciation and amortization of property and equipment charged to costs and expenses was approximately $114.0 million for the year ended December 31, 2003, $103.1 million for the year ended December 31, 2002 and $85.3 million for the year ended December 31, 2001.

Note 7.	Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce:

	December 31,

	2003	2002

		(As restated)

	(In thousands)
Gross carrying amount	$3,842,218	$3,279,916
Less — Accumulated amortization	(2,086,627)	(2,086,627)

Net carrying amount of goodwill	$1,755,591	$1,193,289

      During 2003, goodwill increased $562.3 million due to the acquisition of Precise, Jareva and other acquisitions in the amount of $509.7 million, $51.3 million and $1.3 million, respectively. During the fourth quarter of 2002, the Company sold certain technology acquired in a prior year acquisition, and as a result, recorded a loss on disposal of assets of $3.1 million, included in operating expenses. In connection with this sale, the Company wrote-off the net book value of the related intangible assets of $8.6 million, including the net book value of the related goodwill of $3.9 million.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents comparative information showing the effects of excluding the amortization of goodwill on the consolidated statements of operations for 2003, 2002 and 2001:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands, except per share amounts)
Income (loss) before cumulative effect of change in accounting principle, as reported	$353,722	$58,266	$(635,791)
Add: Goodwill amortization	—	—	813,136

Adjusted income (loss) before cumulative effect of change in accounting principle	$353,722	$58,266	$177,345

Net income (loss), as reported	$347,473	$58,266	$(635,791)
Add: Goodwill amortization	—	—	813,136

Adjusted net income (loss)	$347,473	$58,266	$177,345

Income (loss) per share before cumulative effect of change in accounting principle, as reported:
Basic	$0.84	$0.14	$(1.59)

Diluted	$0.81	$0.14	$(1.59)

Effect of goodwill amortization:
Basic	$—	$—	$2.03

Diluted	$—	$—	$2.01

Adjusted income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.84	$0.14	$0.44

Diluted	$0.81	$0.14	$0.42

Net income (loss) per share, as reported:
Basic	$0.83	$0.14	$(1.59)

Diluted	$0.80	$0.14	$(1.59)

Effect of goodwill amortization:
Basic	$—	$—	$2.03

Diluted	$—	$—	$2.01

Adjusted net income (loss) per share:
Basic	$0.83	$0.14	$0.44

Diluted	$0.80	$0.14	$0.42

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized:

	December 31, 2003

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$287,949	$237,043	$50,906
Distribution channels	234,800	234,800	—
Trademarks	26,650	24,925	1,725
Other intangible assets	51,734	33,714	18,020

Intangibles related to acquisitions	601,133	530,482	70,651
Convertible subordinated notes issuance costs	12,401	1,708	10,693

Total other intangibles	$613,534	$532,190	$81,344

	December 31, 2002

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

		(As restated)

	(In thousands)
Developed technology	$236,508	$200,265	$36,243
Distribution channels	234,800	210,342	24,458
Trademarks	24,350	21,813	2,537
Other intangible assets	28,520	25,612	2,908

Intangibles related to acquisitions	524,178	458,032	66,146
Convertible subordinated notes issuance costs	14,506	8,058	6,448

Total other intangibles	$538,684	$466,090	$72,594

      The total amortization expense related to goodwill, developed technology and other intangible assets related to acquisitions is set forth in the table below:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
Goodwill	$—	$—	$813,136
Developed technology	36,778	67,232	63,086
Distribution channels	24,458	58,700	58,700
Trademarks	3,112	6,089	6,089
Other intangible assets	8,102	7,600	7,472

Total amortization expense	$72,450	$139,621	$948,483

      For the years ended December 31, 2003 and 2002, the total amortization expense for intangible assets includes $1.9 million and $0.6 million, respectively, that was included in user license fees cost of revenue.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total expected future annual amortization of intangible assets related to acquisitions is set forth in the table below:

Future
Amortization

(In thousands)
2004	$22,963
2005	20,282
2006	18,362
2007	8,873
2008 and thereafter	171

Total	$70,651

      For the years ended December 31, 2003, 2002 and 2001, the amortization of the convertible subordinated notes issuance costs of $2.7 million, $1.9 million and $1.9 million, respectively, was included in interest expense. The expected future annual amortization of the convertible subordinated notes issuance costs will be $4.1 million for 2004 and 2005 and $2.4 million for 2006.

Note 8.	Strategic Investments

      The Company holds investments in capital stock of several privately-held companies. The total carrying amount of these strategic investments was $5.4 million at December 31, 2003 and $10.3 million at December 31, 2002. These strategic investments are included in other non-current assets. The Company recorded impairment losses on strategic investments of $3.5 million in 2003 and $14.8 million in 2002, partially offset by a gain on disposal of a strategic investment of $3.0 million in 2002, and $16.1 million in 2001. The losses realized represent other-than-temporary declines in the fair value of the investments and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition, among other factors.

Note 9.	Accrued Acquisition and Restructuring Costs

      In the fourth quarter of 2002, the Company’s board of directors approved a facility restructuring plan to exit and consolidate certain of its facilities located in 17 metropolitan areas worldwide. The facility restructuring plan was adopted to address overcapacity in the Company’s facilities as a result of lower than planned headcount growth in these metropolitan areas. In connection with this facility restructuring plan, the Company recorded a net restructuring charge to operating expenses of $96.1 million in the fourth quarter of 2002. This restructuring charge is comprised of $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs, and $9.2 million for net asset write-offs. Total cash outlays under this restructuring plan are expected to be approximately $86.9 million.

      Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2021, or over a shorter period as the Company may negotiate with its lessors. The Company expects the majority of costs will be paid by the year ending December 31, 2008.

      The Company began vacating facilities during the fourth quarter of 2002 and completed vacating facilities as of January 31, 2004. The Company is in the process of seeking suitable subtenants for these facilities. The Company’s estimates of the facility restructure charge may vary significantly, depending in part on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, the Company’s ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminations of some of the leases. Adjustments to the accrued restructuring costs will be made if actual lease exit costs or sublease income differ from amounts currently expected. As a portion of the accrued restructuring costs relates to international locations, the accrual will be affected by exchange rate fluctuations. The impact of exchange rate fluctuations is recorded in accumulated other comprehensive income (loss) on the balance sheet.

      The portion of the accrual expected to be utilized through December 31, 2004 of $18.1 million has been classified in the current portion of accrued acquisition and restructuring costs. The portion of the accrual expected to be utilized in periods subsequent to December 31, 2004 of $63.8 million has been classified in the non-current portion of accrued acquisition and restructuring costs. The components of the accrued restructuring costs and movements within these components through December 31, 2003 were as follows:

	Net Rent	Asset
	Commitments	Write-offs	Total

	(In millions)
Provision accrued	$86.9	$9.2	$96.1
Cash payments	(0.2)	—	(0.2)
Non-cash charges	—	2.1	2.1
Impact of exchange rates	0.6	0.1	0.7

Balance at December 31, 2002 (As restated)	87.3	11.4	98.7
Cash payments	(10.6)	—	(10.6)
Asset write-offs	—	(8.9)	(8.9)
Adjustment	0.8	(0.8)	—
Impact of exchange rates	2.3	0.4	2.7

Balance at December 31, 2003	$79.8	$2.1	$81.9

      In 2002, the Company also recorded incremental restructuring costs of $3.2 million related to restructuring plans initiated in 1999, resulting in total restructuring costs of $99.3 million for the year ended December 31, 2002. Included in total accrued acquisition and restructuring costs of $94.1 million as of December 31, 2003 is the $81.9 million balance related to the facility restructuring plan discussed above, the remaining acquisition costs to be paid in connection with the Company’s 2003 acquisition (see Note 3) and the remaining restructuring costs to be paid for other restructuring plans.

Note 10.	Convertible Subordinated Notes

      In August 2003, the Company issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013 (the “0.25% Notes”), to several initial purchasers in a private offering, for which the Company received net proceeds of approximately $508.2 million. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of the Company’s registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will accrue such additional interest until the registration statement is declared effective or until the Company is no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under the specified circumstances discussed below, into shares of the Company’s common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The conversion rate of the 0.25% Notes is subject to adjustment upon the occurrence of specified events. The specified circumstances under which the 0.25% Notes are convertible prior to maturity are: (1) during any quarterly conversion period (which periods begin on the eleventh trading day of each fiscal quarter and end on the eleventh trading day of the following fiscal quarter) prior to August 1, 2010, if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading day period ending on the first day of such conversion period exceeds 120% of the conversion price of the notes on that first day, (2) during the period beginning August 1, 2010 through the maturity date of the notes, if the closing sale price of the Company’s common stock is more than 120% of the then current conversion price, (3) during the five consecutive business day period following any five consecutive trading day period in which the average of the trading prices for the 0.25% Notes was less than 95% of the average of the sale price of the Company’s common stock multiplied by the then current conversion rate of the notes, (4) the Company’s corporate credit rating assigned by Standard & Poor’s falls below B- (and if Moody’s has assigned a corporate credit rating to the Company and such rating is lower than B3) or if both such ratings are withdrawn, (5) the Company calls the notes for redemption or (6) upon the occurrence of corporate transactions specified in the indenture governing the notes. Upon any conversion of notes by a holder, the Company shall have the option to satisfy its conversion obligation in shares of its common stock, in cash or a combination thereof. It is the intention of the Company to satisfy the principal portion of the obligation in cash and the remainder, if any, in shares of its common stock. On or after August 5, 2006, the Company has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving the Company, holders of the 0.25% Notes may require the Company to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Upon a fundamental change, the Company will have the option to pay the repurchase price in cash, shares of common stock or a combination thereof.

      In August 2003, all of the Company’s outstanding 5.25% convertible subordinated notes due 2004 (“5.25% Notes”) converted into 6.7 million shares of common stock at a conversion price of $9.56 per share. In August 2003, a portion of the Company’s outstanding 1.856% convertible subordinated notes due 2006 (“1.856% Notes”) converted into 0.5 million shares of common stock at an effective conversion price of $31.35 per share. The remaining outstanding principal amount of the 1.856% Notes was redeemed by the Company in August 2003 for $391.8 million in cash, including $0.1 million of accrued interest. In connection with the redemption of the 1.856% Notes for cash, the Company recorded a loss on extinguishment of debt of approximately $4.7 million in the third quarter of 2003 related to the unamortized portion of debt issuance costs. This charge is classified as a non-operating expense in the Company’s consolidated statement of operations.

Note 11.	Long-Term Debt

      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. The Mountain View facility includes 425,000 square feet and serves as the Company’s corporate headquarters and for research and development functions. The Milpitas facility includes 466,000 square feet and is primarily used for technical support, sales and general corporate functions. The Roseville facility includes 204,000 square feet and provides space for technical support and research and development functions. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, the Company accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, the Company adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and the Company is considered the primary beneficiary. Accordingly, the Company began consolidating these variable interest

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities on July 1, 2003 and has included the property and equipment and long-term debt on its balance sheet at December 31, 2003 and the results of their operations in its consolidated statement of operations from July 1, 2003 (see Note 1).

      Interest only payments under the debt agreements relating to the facilities are generally paid quarterly and are equal to the termination value of the outstanding debt obligations multiplied by the Company’s cost of funds, which is based on London Inter Bank Offered Rate (“LIBOR”) using 30-day to 180-day LIBOR contracts and adjusted for the Company’s credit spread. The termination values of the debt agreements are approximately $145.2 million, $41.2 million and $194.2 million for the Mountain View, Roseville and Milpitas leases, respectively. The terms of these debt agreements are five years with an option to extend the lease terms for two successive periods of one year each, if agreed to by the financial institutions that financed the facilities. The terms of these debt agreements began March 2000 for the Mountain View and Roseville facilities and July 2000 for the Milpitas facility. The Company has the option to purchase the three facilities for the aggregate termination value of $380.6 million or, at the end of the term, to arrange for the sale of the properties to third parties while the Company retains an obligation to the financial institutions that financed the facilities in an amount equal to the difference between the sales price and the guaranteed residual value up to an aggregate $344.6 million if the sales price is less than this amount, subject to the specific terms of the debt agreements. In addition, the Company is entitled to any proceeds from a sale of the facilities in excess of the termination values.

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View and Roseville agreements (see Note 14). Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the year ended December 31, 2003, the aggregate payments on the debt agreements, including the net payments on the interest rate swaps, were $16.8 million. The payments for the six months ended December 31, 2003 of $8.5 million were included in interest expense in the consolidated statement of operations in accordance with FIN 46. For the years ended December 31, 2002 and 2001, the aggregate payments were $17.0 million and $16.5 million, respectively. The payments made for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001 were classified as rent expense and included in cost of revenue and operating expenses, in accordance with SFAS No. 13.

      The agreements for the facilities described above require that the Company maintain specified financial covenants, all of which the Company was in compliance with as of December 31, 2003. The specified financial covenants as of December 31, 2003 require the Company to maintain a minimum rolling four quarter earning before interest, taxes, depreciation and amortization (“EBITDA”) of $400.0 million, a minimum ratio of cash and cash equivalents and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents the Company’s net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View and Roseville facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas facility. The Company has received waivers from the respective syndicate of banks for each facility in relation to any non-compliance that would have resulted from the delay in filing this Form 10-K or its Form 10-Q for the quarter ended March 31, 2004.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Credit Facility

      During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.4 million USD). At December 31, 2003, no amount was outstanding. The short-term credit facility was renewed in March 2004 and is due to expire in March 2005. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, a wholly-owned subsidiary of the Company.

Note 13.	Commitments

      The Company currently has operating leases for its facilities and rental equipment through 2023. Rental expense under operating leases was approximately $63.3 million, $60.1 million and $57.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, including the payments made under the Company’s three build-to-suit lease agreements prior to June 30, 2003. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The following table is a summary of the contractual commitments associated with the Company’s operating lease obligations as of December 31, 2003:

Operating
Lease
Obligations

(In thousands)
2004	$56,322
2005	47,222
2006	39,839
2007	35,180
2008	31,524
Thereafter	154,413

Total	$364,500

Acquired Technology Commitments

      On October 1, 2002, the Company acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.6 million as of December 31, 2003 and $5.0 million as of December 31, 2002 and is included in other long-term liabilities.

Note 14.	Derivative Financial Instruments

      In September 2000, the Company entered into a three-year cross currency cash flow hedge against foreign exchange fluctuations on foreign currency denominated cash flows under an intercompany loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the intercompany loan were swapped for U.S. dollar-fixed principal and interest payments. As of December 31, 2003, the intercompany loan was paid in full and the derivative financial instrument was settled.

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt related to the Mountain View, California and Roseville, Minnesota build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on 3-month LIBOR. The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of December 31, 2003, the fair value of the interest rate swaps was $(7.8) million and was recorded in other long-term liabilities. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements. On July 1, 2003, the Company began accounting for its variable interest rate debt in accordance with FIN 46 (see Note 1). In accordance with SFAS No. 133, the Company had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it is based on the 3-month LIBOR. However, with the adoption of FIN 46, the Company redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

      As of December 31, 2003, the total gross notional amount of the Company’s forward contracts was approximately $264.3 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had terms of 35 days or less and settled on January 30, 2004. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) on the outstanding forward contracts at December 31, 2003 was immaterial to the Company’s consolidated financial statements.

Note 15.	Common Stock

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

Note 16.	Contingencies

SEC Related Matters

      SEC Investigation. As previously disclosed, since the third quarter of 2002, the Company has received subpoenas issued by the Securities Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner. The SEC has requested information concerning the facts and circumstances surrounding the Company’s transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. The Company’s transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by the Company of advertising services from AOL at a stated value of $20.0 million. In March 2003, the Company restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20.0 million. The restatement included an additional reduction in revenues and expenses of $1.0 million related to two other contemporaneous transactions with

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other parties entered into in 2000 that involved software licenses and the purchase of on-line advertising services.

      In March 2004, the Company announced its intention to restate its financial statements for 2002 and 2001. The Company voluntarily disclosed to the staff of the SEC past accounting practices applicable to its 2002 and 2001 financial statements that it determined were not in compliance with GAAP. For more information regarding the restatement of the Company’s financial statements for 2002 and 2001, see Note 2 of the Notes to Consolidated Financial Statements.

      The Company and its audit committee continue to cooperate with the SEC in its review of these matters. At this time, the Company cannot predict the outcome of the SEC’s review.

      Securities Class Actions. After the Company announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint was filed by the lead plaintiff on July 18, 2003. On December 10, 2003, the District Court granted the defendants’ motion to dismiss the consolidated complaint, with leave to amend. On May 19, 2004, the District Court granted the defendants’ motion to dismiss the plaintiffs’ first amended complaint, with leave to amend. In addition, in 2003 several complaints purporting to be derivative actions were filed in California state court against some of the Company’s directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately the Company’s financial reporting. The state court complaints have been consolidated into the action In Re VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County and is currently pending. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any.

Other Litigation

      On January 10, 2003, Raytheon Company sued VERITAS along with Brocade Communications Systems, Oracle Corporation, Overland Storage Inc., Qualstar Corp., QLogic Corporation, Ricoh Corporation and Spectra Logic Corporation in the United States District Court for the Eastern District of Texas. Raytheon alleged infringement of a patent entitled Mass Data Storage Library and sought damages and an injunction against all defendants. On February 26, 2004, a confidential settlement was agreed to by Raytheon and VERITAS, and on March 17, 2004, the case was dismissed with prejudice pursuant to the settlement agreement. The settlement agreement did not have a material impact on the Company’s financial position or overall results of operations.

      On October 23, 2001, Storage Computer Corporation sued VERITAS in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging the Company infringed two of their U.S. patents. The Company has denied all material allegations in the complaints, filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and alleged their infringement of one of the Company’s patents. Storage Computer Corporation is seeking damages of approximately $50.0 million, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. On March 12, 2004, the Court granted VERITAS’ motions for summary judgment of non-infringement of the two patents at issue, and denied Storage Computer’s motion for partial summary

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment. The Court did not address additional matters raised in VERITAS’ motion. Storage Computer Corporation recently filed a notice of appeal.

      In addition to the legal proceedings listed above, the Company is also party to various other legal proceedings that have arisen in the ordinary course of business. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company’s results of operations and cash flows for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position or overall results of operations for the above discussed legal proceedings could change in the future.

      For each of the matters noted, the Company does not believe that it is probable that a liability has been incurred nor does it believe that the amount of any loss can be reasonably estimated. Accordingly, no liability has been accrued for these matters.

Note 17.	Benefit Plans

      The Company has adopted a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all United States employees. Under the plan, employees may contribute up to 20% of their pretax salary, subject to certain limitations. Employees are eligible to participate beginning the first day of the month following their date of hire. The Company matches approximately 50% of the employee contributions up to $2,500 per year and contributed approximately $7.0 million in 2003 and $6.9 million in both 2002 and 2001. The Company has established a deferred compensation plan for certain eligible employees whereby the employee can defer a portion of their cash compensation on a pre-tax basis to an investment account. The Company records an asset and corresponding liability related to the investments held and obligation to the employee. As of December 31, 2003 and 2002, the asset and liability relating to the deferred compensation plan was $8.7 million and $5.5 million, respectively. The asset is classified in other non-current assets and the liability is classified in other long-term liabilities in the balance sheet.

Note 18.	Stockholders’ Equity and Stock Compensation Plans

Stockholder Rights Plan

      On October 4, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of the Company. The rights are initially attached to the Company’s common stock and will not trade separately. If a person or group acquires 15% or more of the Company’s common stock, or announces an intention to make a tender offer for the Company’s common stock the consummation of which would result in acquiring 15% or more of the Company’s common stock, then the rights will be distributed and will then trade separately from the common stock. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. The rights expire October 5, 2008, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

      The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

Stock Option Plans

      During 2003, the Company had three stock option plans: the 1993 Equity Incentive Plan (the “1993 Plan”), the 2003 Stock Incentive Plan (the “2003 Plan”) and the 2002 Directors Stock Option Plan (the

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Director Plan”). The 1993 Plan expired after the approval by the Company’s stockholders on May 13, 2003 of the 2003 Plan. As of December 31, 2003, options for approximately 56,260,000 shares of common stock remained outstanding under the 1993 Plan. The 2003 Plan provides for the issuance of incentive or nonstatutory stock options and common stock to employees and consultants of the Company. As of December 31, 2003, the Company had not issued any common stock under the 2003 Plan. During 2003, the Company granted options under the 2003 Plan for approximately 4,690,000 shares of common stock. The options generally are granted at the fair market value of the Company’s common stock at the date of grant, expire ten years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. The Company’s Director Plan provides for the issuance of stock options to directors of the Company. These options generally are granted at the fair market value of the Company’s common stock at the date of grant, expire ten years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. As of December 31, 2003, the Company had reserved 14.0 million shares of common stock for issuance under the 2003 Plan and 1.9 million shares for issuance under the Director Plan. As of December 31, 2003, 10.7 million shares were available for future grant under the plans.

      A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented:

	Years Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(In thousands, except per share amounts)
Outstanding at beginning of year	72,356	$37.85	59,621	$45.09	54,817	$41.73
Granted	8,447	$26.86	25,901	$19.50	21,263	$39.72
Assumed in business combinations	4,005	$18.98	—	$—	28	$13.08
Exercised	(10,347)	$14.32	(6,086)	$9.14	(10,528)	$6.96
Forfeited	(5,387)	$45.05	(7,080)	$56.41	(5,959)	$62.18

Outstanding at end of year	69,074	$38.38	72,356	$37.85	59,621	$45.09

Options exercisable at end of year	38,143		31,786		26,235

Weighted-average fair value of options granted during the year	$16.74		$13.92		$28.58

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	Life	Price	2003	Price

	(In thousands, except per share amounts)
$ 0.04 - $ 12.65	6,111	4.42	$6.51	5,497	$6.18
$ 12.72 - $ 16.26	16,233	8.77	$16.11	4,041	$16.06
$ 16.36 - $ 21.81	8,639	7.32	$18.76	5,097	$19.25
$ 22.16 - $ 28.72	10,003	7.97	$27.08	4,974	$26.99
$ 28.95 - $ 39.45	9,560	8.23	$35.81	3,865	$37.61
$ 39.57 - $ 88.00	8,459	7.24	$64.07	5,833	$66.61
$ 90.38 - $109.88	7,695	6.06	$96.12	6,707	$96.04
$110.67 - $134.17	2,374	6.40	$123.37	2,129	$123.40

$ 0.04 - $134.17	69,074	7.44	$38.38	38,143	$46.46

Employee Stock Purchase Plan

      During 2003, the Company had three employee stock purchase plans (the “Purchase Plans”): the 1993 Employee Stock Purchase Plan (the “1993 Purchase Plan”), the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) and the 2002 International Employee Stock Purchase Plan (the “International Purchase Plan”), which is a subplan of the 2002 Purchase Plan. The 1993 Purchase Plan expired on September 30, 2003. Under the Purchase Plans, the Company is authorized to issue up to 22.5 million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. The employees participating in the Purchase Plans can choose to have up to 10% of their wages withheld to purchase the Company’s common stock. The Purchase Plans consist of two-year offerings with four 6-month purchase periods in each offering period. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the end of the purchase period fair market value.

      The number of eligible employees that participated in the Purchase Plans was 3,745 in 2003, 3,682 in 2002 and 3,894 in 2001. Under the Purchase Plans, the Company issued 2.1 million shares to employees in 2003, 1.5 million in 2002 and 1.1 million in 2001. The weighted-average purchase price of these shares was $15.03 in 2003, $20.79 in 2002 and $27.30 in 2001.

Note 19.	Income Taxes

      Income (loss) before income taxes and cumulative effect of change in accounting principle consisted of:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
United States	$292,914	$84,646	$(457,454)
International	99,051	44,392	(60,420)

	$391,965	$129,038	$(517,874)

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consisted of the following:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
Federal
Current	$(15,252)	$47,234	$277,449
Deferred	27,502	981	(162,978)
State
Current	2,440	31,693	35,990
Deferred	8,781	(24,254)	(32,717)
Foreign
Current	14,292	10,134	5,451
Deferred	480	4,984	(5,278)

Total	$38,243	$70,772	$117,917

      The federal portion of current tax expense in 2003 included a reversal of the indemnification receivables and income taxes payable related to the acquisition of Seagate, as described below, resulting in a net income tax benefit of $95.1 million. The tax benefits associated with employee stock option and employee stock purchase plan activity reduced taxes currently payable by $38.3 million for 2003, $19.6 million for 2002 and $267.7 million for 2001.

      The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes	1.9	3.7	(0.6)
Impact of foreign taxes	(4.4)	(6.3)	1.3
In-process research and development charge and non-deductible goodwill	1.7	—	(53.4)
Unbenefited foreign loss related to restructuring costs	—	11.3	—
Tax benefit of losses on strategic investments not recognized	0.3	11.7	—
Tax credits	(0.5)	—	0.4
Changes in merger related tax liabilities and benefits, principally related to Seagate	(25.4)	(4.9)	(5.2)
Non-deductible expenses and other	1.2	4.3	(0.3)

Total	9.8%	54.8%	(22.8)%

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

		(As restated)

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$119,584	$62,414
Deferred revenue and accruals not currently deductible	57,710	76,783
Acquired intangibles	14,605	29,033
Tax credit carryforwards	52,222	82,737
Other	36,076	12,002

Total	280,197	262,969
Valuation allowance	(138,390)	(80,073)

Deferred tax assets	141,807	182,896
Deferred tax liabilities:
Acquired intangibles	(42,005)	(5,770)

Net deferred tax assets	$99,802	$177,126

      As of December 31, 2002, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and related to certain tax liabilities that the Company expected to pay, other current assets included $21.3 million of indemnification receivable from SAC and other non-current assets included $18.0 million of indemnification receivable from SAC (see Note 4). Certain of Seagate’s federal and state tax returns for various fiscal years were under examination by taxing authorities. A decrease in the indemnification receivable from SAC of $30.7 million and a provision for income taxes of $30.1 million were recorded in 2001 due to the Company’s changes in estimates of the amount and timing of other tax liabilities for years under examination. On March 15, 2004, the Company was notified that the federal tax audits for all periods ended with the date of the transaction had been completed and all tax liabilities had been settled, which resulted in a net federal tax refund, which the Company has distributed to a trust for the benefit of the former Seagate shareholders. Accordingly, the Company has reversed the indemnification receivable of $39.3 million and income taxes payable of $134.4 million, resulting in a net income tax benefit of $95.1 million. The benefit has been recorded as a credit to income tax expense in the year ended December 31, 2003.

      The valuation allowance increased by $58.3 million in 2003 and $8.7 million in 2002. As of December 31, 2003, the Company has provided a valuation allowance on certain deferred tax assets, principally related to federal, state and foreign net operating loss carryforwards and the future tax benefit related to the impairment of investments. The valuation allowance has been established due to uncertainties related to the Company’s ability to generate sufficient taxable income in specific geographical and jurisdictional locations, the Company’s future taxable income from capital gains and net operating losses from acquired companies that may be subject to significant annual limitation under certain provisions of the Internal Revenue Code. Of the amount for which a valuation allowance has been provided approximately $37.2 million relates to the tax benefits of certain assets from various acquisitions and will be credited to goodwill or other acquired intangibles when realized. In addition, approximately $37.2 million of the valuation allowance relates to the tax benefit of certain net operating loss carryforwards attributable to employee stock options and foreign exchange rate differences and will be credited to stockholder’s equity when realized. As a result of the acquisition of Precise (see Note 3), the Company has available certain future tax benefits in Israel related to

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuance of its Approved Enterprise status, the use of which is dependent upon the scope of future activities in Israel related to the historic Precise business.

      As of December 31, 2003, the Company had federal tax loss carryforwards of approximately $62.3 million (principally related to acquisitions) and federal tax credit carryforwards of approximately $25.4 million. The federal tax loss carryforwards will expire in 2004 through 2020, and federal tax credit carryforwards will expire in 2004 through 2023, if not utilized. The Company had state tax loss carryforwards in multiple jurisdictions with various expiration dates. The Company had state tax credit carryforwards of approximately $41.1 million of which $2.7 million will expire in 2006 through 2014, if not utilized, and $38.4 million may be carried forward indefinitely. Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. In addition, the Company had foreign net operating loss carryforwards of approximately $434.0 million that may be carried forward indefinitely.

      As of December 31, 2003, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Note 20.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$347,473	$58,266	$(635,791)
Denominator:
Denominator for basic net loss per share — weighted-average shares	420,754	409,523	399,016
Potential common shares	13,692	9,436	—

Denominator for diluted net loss per share	434,446	418,959	399,016

Basic net income (loss) per share	$0.83	$0.14	$(1.59)

Diluted net income (loss) per share	$0.80	$0.14	$(1.59)

      For the years ended December 31, 2003 and 2002, potential common shares consist of employee stock options using the treasury stock method. The following table sets forth the potential common shares that were excluded from the net income (loss) per share computations as their effect would be antidilutive:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Employee stock options outstanding(1)	32,877	36,243	59,621
5.25% convertible subordinated notes	—	6,695	6,749
1.856% convertible subordinated notes	—	12,981	12,981
0.25% convertible subordinated notes(2)	11,274	—	—

(1)	For the years ended December 31, 2003 and 2002, 32,877 and 36,243 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of these options was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive. For the year ended December 31, 2001, all employee stock options were excluded from the computation of diluted net loss per share because the effect would have been antidilutive.

(2)	For the year ended December 31, 2003, 11,274 potential common shares related to the Company’s 0.25% convertible subordinated notes were excluded from the computation of diluted net income per share because the specified circumstances under which the 0.25% notes are convertible prior to maturity have not been met.

Note 21.	Segment Information

      The Company operates in one segment, storage and infrastructure software solutions. The Company’s products and services are sold throughout the world, both directly to end-users and through a variety of indirect sales channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the geographic regions of the segment and does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company’s storage products or services.

Geographic Information:

	Years Ended December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
User license fees(1):
United States	$650,375	$620,566	$742,685
Europe(2)	301,056	242,020	235,038
Other(3)	141,300	124,207	111,381

Total	1,092,731	986,793	1,089,104

Services(1):
United States	463,262	396,150	319,295
Europe(2)	134,594	88,322	57,926
Other(3)	56,500	34,733	22,900

Total	654,356	519,205	400,121

Total net revenue	$1,747,087	$1,505,998	$1,489,225

	December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
Long-lived assets(4):
United States	$1,902,181	$1,418,730	$1,590,922
Europe(2)	483,315	55,049	33,696
Other(3)	13,723	13,137	12,294

Total	$2,399,219	$1,486,916	$1,636,912

VERITAS SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes and financial instruments. Reconciliation to total assets reported is as follows:

	December 31,

	2003	2002	2001

		(As restated)	(As restated)

	(In thousands)
Total long-lived assets	$2,399,219	$1,486,916	$1,636,912
Other assets, including current	2,949,247	2,712,419	2,143,417

Total consolidated assets	$5,348,466	$4,199,335	$3,780,329

      In 2003, 2002 and 2001, no end-user customer accounted for more than 10% of the Company’s net revenue. In 2003 and 2001, no distributor accounted for more than 10% of the Company’s net revenue. In 2002, a distributor that sells VERITAS products and services through resellers, accounted for 11% of the Company’s net revenue.

User License Fees Information

      The Company markets and distributes its software products both as stand-alone software products and as integrated product suites, also referred to as application solutions. The Company derives its user license fees from the licensing of its technology, segregated into three product areas: Data Protection, which includes its NetBackup and Backup Exec product families; Storage Management, which includes its File Systems, Volume Manager, replication, Database Editions and storage resource management product families; and Utility Computing Infrastructure, which includes its clustering, high-availability offerings, application performance management, OpForce and CommandCentral Service product families. User license fees from data protection were $624.7 million in 2003, $599.0 million in 2002 and $666.3 million in 2001. User license fees from storage management were $264.8 million in 2003, $251.5 million in 2002 and $279.0 million in 2001. User license fees from utility computing infrastructure were $203.2 million in 2003, $136.3 million in 2002 and $143.8 million in 2001.

Note 22.	Related Party Transactions

      In 2001, the Company accelerated the vesting of certain stock options held by its former chief executive officer and chairman of the board, resulting in a one-time stock-based compensation charge of $8.1 million.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		(Recovery of)
	Balance at	Doubtful		Charged to	Balance at
	Beginning	Accounts,		Other	End
	of Year	Net(1)	Deductions	Accounts(2)	of Year

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	$12,008	$(1,348)	$(2,853)	$—	$7,807
Year ended December 31, 2002 (As restated)	$12,658	$6,232	$(6,882)	$—	$12,008
Year ended December 31, 2001 (As restated)	$7,810	$7,310	$(8,362)	$5,900	$12,658

(1)	Provision for (Recovery of) Doubtful Accounts, Net. The provision for (recovery of) doubtful accounts, net, consists of our estimates with respect to our uncollectible accounts, net of recoveries of amounts previously written off. Our management must make estimates of our uncollectible accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

(2)	Charged to Other Accounts. The charged to other accounts column represents the reclassification of $5.9 million from our sales return reserve to allowance for doubtful accounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VERITAS Software Corporation:

      We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. Our audits also included the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, VERITAS Software Corporation and subsidiaries has restated its consolidated financial statements as of and for each of the years in the two-year period ended December 31, 2002. As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002, VERITAS Software Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As discussed in Note 11 to the consolidated financial statements, effective July 1, 2003, VERITAS Software Corporation and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.”

/s/ KPMG LLP

Mountain View, California

June 4, 2004

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated March 29, 2000, among VERITAS Software Corporation (“VERITAS”), Victory Merger Sub, Inc. and Seagate Technology, Inc. (“Seagate”)	8-K	04/05/00	2.1
2.02	Stock Purchase Agreement, dated March 29, 2000, among Suez Acquisition Company (Cayman) Limited (“Suez”), Seagate and Seagate Software Holdings, Inc.	8-K	04/05/00	2.2
2.03	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated August 29, 2000, among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	08/30/00	2.05
2.04	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated October 18, 2000, among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/ A	10/19/00	2.03
2.05	Amended and Restated Agreement and Plan of Reorganization, dated April 15, 1999, among VERITAS, VERITAS Operating Corporation (“VOC”), Seagate, Seagate Software, Inc. (“Seagate Software”) and Seagate Software Network & Storage Management Group, Inc. (included as Appendix A to the prospectus which is a part of the registration statement on Form S-4 filed April 19, 1999)	S-4	04/19/99	2.01
2.06	Amended and Restated Combination Agreement, dated April 12, 1999, between VERITAS, VERITAS Holding Corporation, and TeleBackup Systems, Inc. (included as Appendix G to the proxy statement/ prospectus which is a part of the registration statement on Form S-4 filed April 19, 1999)	S-4	04/19/99	2.02
2.07	Agreement and Plan of Merger, dated December 19, 2002, among VERITAS, Argon Merger Sub Ltd. (“Argon”), and Precise Software Solutions Ltd. (“Precise”)	8-K	12/24/02	2.1
2.08	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2003, among VERITAS, Argon and Precise (included as Annex AA to the proxy statement/ prospectus which is a part of the registration statement amendment on Form S-4 filed May 27, 2003)	S-4/ A	05/27/03	N/A
3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	Date		Number	Herewith

3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99		3.02
3.03		Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00		4.03
3.04		Amended and Restated Bylaws of VERITAS	S-4/ A	09/28/00		3.04
4.01		Form of Rights Agreement between VERITAS Holding Corporation and the Rights Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares	S-4	04/19/99		4.06
4.02		Form of Registration Rights Agreement between VERITAS and Seagate Software	S-4	04/19/99		4.07
4.03		Form of Stockholder Agreement between VERITAS, VOC, Seagate Software and Seagate	S-4	04/19/99		4.08
4.04		Form of Specimen Stock Certificate	S-1	10/22/93		4.01
4.05		Indenture dated August 1, 2003 between VERITAS and U.S. Bank National Association relating to VERITAS 0.25% Convertible Subordinated Notes Due 2013	10-Q	08/14/03		4.01
4.06		Registration Rights Agreement, dated August 1, 2003, among VERITAS, Goldman Sachs & Co., ABN AMRO Rothschild LLC, and McDonald Investments Inc.	10-Q	08/14/03		4.02
10.01		Indemnification Agreement, dated March 29, 2000, among VERITAS, Seagate, Suez, and certain other parties	8-K	04/05/00		2.3
10	.02†	Development and License Agreement between Seagate and VERITAS	S-4	04/19/99		10.01
10	.03†	Cross License Agreement and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99		10.02
10	.04*	VERITAS 1993 Equity Incentive Plan, as amended	S-8	05/28/02	(2)	4.01
10	.05*	VERITAS 1993 Employee Stock Purchase Plan, as amended	S-8	03/29/01		4.02
10	.06*	VERITAS 1993 Directors Stock Option Plan, as amended	10-K	03/30/00		10.05
10	.07*	Form of Key Employee Agreement	S-4	04/19/99		10.11
10	.08*	Form of Indemnification Agreement entered into between VERITAS and each of its directors and executive officers	S-4	04/19/99		10.15
10.09		Amendment No. 1, dated April 16, 1999, to Cross-License and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99		10.16

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	Date		Number	Herewith

10.10	Participation Agreement, dated April 23, 1999, among VOC, First Security Bank, N.A. (“First Security”), various banks and other lending institutions, NationsBank, N.A (“NationsBank), and various other parties (“Mountain View Participation Agreement”)	S-1/ A	08/06/99	(1)	10.17
10.11	Security Agreement, dated April 23, 1999, between First Security, National Bank, and NationsBank	S-1/ A	08/06/99	(1)	10.26
10.12	Master Lease Agreement, dated April 23, 1999, between First Security and VOC	S-1/ A	08/06/99	(1)	10.30
10.13	Form of Environmental Indemnity Agreement, dated April 23, 1999, between VERITAS and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between VERITAS and Fairchild Semiconductor of California	S-1/ A	08/06/99	(1)	10.27
10.14	First Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated March 3, 2000, among VOC and the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America, N.A. (“Bank of America”), as successor to NationsBank	10-K	03/30/00		10.29
10.15	Second Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements, dated July 28, 2000, among VOC, VERITAS Software Global Corporation (“VSGC”), the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America	S-4/ A	09/28/00		10.41
10.16	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated April 5, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America	10-Q	05/11/01		10.03
10.17	Fourth Amendment and Restatement of Certain Operative Agreements, dated September 26, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), and Bank of America	10-Q	11/14/01		10.01
10.18	Fifth Amendment and Restatement of Certain Operative Agreements, dated November 2, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/01		10.05
10.19	Sixth Amendment and Restatement of Certain Operative Agreements, dated September 24, 2002, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/02		10.02

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.20	Consent and Seventh Amendment Agreement, dated June 6, 2003, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	08/14/03	10.02
10.21	Participation Agreement, dated March 9, 2000, among VOC, First Security, various banks and other lending institutions, Bank of America, and various other parties (“Roseville Participation Agreement”)	10-K	03/30/00	10.33
10.22	Master Lease Agreement, dated March 9, 2000, between First Security and VOC	10-K	03/30/00	10.34
10.23	Trust Agreement, dated March 9, 2000, between First Security and various other parties	10-K	03/30/00	10.36
10.24	Credit Agreement, dated March 9, 2000, among First Security, the several lenders from time to time as parties thereto, and Bank of America	10-K	03/30/00	10.37
10.25	Security Agreement, dated March 9, 2000, between First Security and Bank of America, and accepted and agreed to by VOC	10-K	03/30/00	10.38
10.26	First Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements, dated July 28, 2000, among VOC, VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, First Security, and Bank of America	S-4/ A	09/28/00	10.42
10.27	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated April 5, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, First Security, and Bank of America	10-Q	05/11/01	10.04
10.28	Third Amendment and Restatement of Certain Operative Agreements, dated September 26, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative Agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.02
10.29	Fourth Amendment and Restatement of Certain Operative agreements, dated November 2, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.6
10.30	Fifth Amendment and Restatement of Certain Operative Agreements, dated September 24, 2002, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/02	10.01
10.31	Consent and Sixth Amendment Agreement, dated June 6, 2003, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	08/14/03	10.01

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.32	Lease Supplement No. 3, dated February 27, 2002, between Wells Fargo and VERITAS regarding Roseville, Minnesota facility	10-Q	05/14/02	10.01
10.33	Consent Letter Agreement regarding Roseville, Minnesota facility, dated March 1, 2002, among Bank of America, VERITAS, VSGC, VOC, VERITAS Software Technology Corporation, and VERITAS Software Technology Holding Corporation	10-Q	08/14/02	10.03
10.34	First Amendment to Credit Agreement and Other Intercreditor Agreements, dated March 1, 2002, among Bank of America, various banks and other lending institutions, and Wells Fargo, related to Roseville, Minnesota facility	10-Q	08/14/02	10.02
10.35	Participation Agreement, dated July 28, 2000, among VSGC, First Security, various banks and other lending institutions, ABN AMRO Bank N.V. (“ABN”), Credit Suisse First Boston (“CSFB”) and Credit Lyonnais Los Angeles Branch (“Credit Lyonnais”)(“Milpitas Participation Agreement”)	S-4/ A	09/28/00	10.43
10.36	Credit Agreement, dated July 28, 2000, among First Security, several lenders, ABN, CSFB, and Credit Lyonnais	S-4/ A	09/28/00	10.44
10.37	Trust Agreement, dated July 28, 2000, between First Security and various other parties	S-4/ A	09/28/00	10.45
10.38	Security Agreement, dated July 28, 2000, between First Security and ABN, and accepted and agreed to by VSGC	S-4/ A	09/28/00	10.46
10.39	Master Lease Agreement, dated July 28, 2000, between First Security and VSGC	S-4/ A	09/28/00	10.47
10.40	VERITAS Participation Agreement First Amendment, dated September 27, 2001, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/01	10.3
10.41	VERITAS Participation Agreement Second Amendment, dated November 7, 2001, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/01	10.07
10.42	VERITAS Participation Agreement Third Amendment, dated January 16, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	08/14/02	10.01
10.43	VERITAS Fourth Amendment to Participation Agreement dated September 24, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/02	10.03

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	Date		Number	Herewith

10.44		VERITAS Fifth Amendment to Participation Agreement and Lease, dated October 11, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/02		10.04
10.45		VERITAS Consent and Sixth Amendment Agreement to Participation Agreement, dated June 6, 2003, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	08/14/03		10.03
10.46		Amended and Restated Credit Agreement, dated September 27, 2001, among VSGC, ABN, CSFB, Credit Lyonnais, and various other parties	10-Q	11/14/01		10.04
10.47		VERITAS Amended and Restated Credit Agreement First Amendment, dated November 7, 2001, among VSGC, ABN, CSFB, Credit Lyonnais, and various other parties	10-Q	11/14/01		10.08
10	.48*	Employment Agreement, dated November 17, 2000, between VERITAS and Gary L. Bloom	10-K	03/29/01		10.47
10	.49*	VERITAS Non-Qualified Deferred Compensation Plan	10-K	03/29/01		10.50
10	.50*	Separation Agreement, dated November 27, 2001, between VERITAS and Mark Leslie	10-K	04/01/02		10.61
10.51		Agreement on Bank Transactions, dated October 3, 2001, between VERITAS Software, KK and Fuji Bank	10-Q	05/14/02		10.02
10	.52*	VERITAS 2002 Employee Stock Purchase Plan	S-8	05/28/02	(3)	4.01
10.53		VERITAS 2002 International Employee Stock Purchase Plan	S-8	05/28/02	(3)	4.02
10	.54*	VERITAS 2002 Directors Stock Option Plan	S-8	05/28/02	(3)	4.03
10	.55*	Employment Agreement, dated November 11, 2002, between VERITAS and Edwin Gillis	10-K	03/28/03		10.75
10	.56*	VERITAS 2003 Stock Incentive Plan	S-8	05/30/03		4.01
10	.57*	Letter Agreement, dated May 12, 2003, between VERITAS and Geoffrey Squire	10-Q	05/15/03		10.01
10	.58*	Employment Agreement, dated February 13, 2004, between VERITAS and Arthur Matin					X
10	.59*	Change in Control Agreement, dated March 15, 2004, between VERITAS and Gary Bloom					X
10	.60*	Form of Change in Control Agreement between VERITAS and certain executive officers and schedule of executive officers party thereto					X
10	.61*	2004 VERITAS Executive Incentive Compensation Plan					X
10	.62*	2004 VERITAS Bonus Plan (VBP)					X
21.01		Subsidiaries of the Registrant					X
23.01		Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

24.01	Power of Attorney (see signature page to this Form 10-K)				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this document.

(1)	SEC File Number 333-83777

(2)	SEC File Number 333-89258

(3)	SEC File Number 333-89252