Form 10-Q
period 2004-03-31
VERITAS SOFTWARE CORP /DE/
filed 2004-06-14
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

     The number of shares of the registrant’s common stock outstanding as of May 28, 2004 was 431,842,356 shares.

VERITAS SOFTWARE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
(in thousands)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$628,394	$823,171
Short-term investments	2,055,564	1,679,844
Accounts receivable, net of allowance for doubtful accounts of $7,479 and $7,807, respectively	155,375	250,098
Other current assets	67,583	60,254
Deferred income taxes	18,841	30,302

Total current assets	2,925,757	2,843,669
Property and equipment, net	572,824	572,977
Other intangibles, net	85,691	81,344
Goodwill, net	1,809,309	1,755,591
Other non-current assets	23,883	25,385
Deferred income taxes	83,854	69,500

	$5,501,318	$5,348,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,056	$38,289
Accrued compensation and benefits	88,223	124,655
Accrued acquisition and restructuring costs	24,953	25,051
Other accrued liabilities	62,767	83,184
Current portion of long-term debt	186,373	—
Income taxes payable	181,534	141,623
Deferred revenue	426,943	398,772

Total current liabilities	999,849	811,574
Convertible subordinated notes	520,000	520,000
Long-term debt	194,257	380,630
Accrued acquisition and restructuring costs	63,124	69,019
Other long-term liabilities	25,106	23,649

Total liabilities	1,802,336	1,804,872

Stockholders’ equity:
Common stock	460	458
Additional paid-in capital	6,997,443	6,941,798
Accumulated deficit	(1,278,028)	(1,378,076)
Deferred stock-based compensation	(8,849)	(8,455)
Accumulated other comprehensive income	6,259	6,172
Treasury stock, at cost; 28,609 shares at March 31, 2004 and December 31, 2003	(2,018,303)	(2,018,303)

Total stockholders’ equity	3,698,982	3,543,594

	$5,501,318	$5,348,466

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2004	2003
(in thousands, except per share amounts)	(Unaudited)
Net revenue:
User license fees	$302,409	$247,455
Services	183,338	142,681

Total net revenue	485,747	390,136
Cost of revenue:
User license fees	9,519	11,917
Services (1)	65,843	52,302
Amortization of developed technology	3,824	14,782

Total cost of revenue	79,186	79,001

Gross profit	406,561	311,135
Operating expenses:
Selling and marketing (1)	143,038	115,298
Research and development (1)	79,924	70,588
General and administrative (1)	47,749	38,179
Amortization of other intangibles	2,394	18,191
In-process research and development	400	4,100

Total operating expenses	273,505	246,356

Income from operations	133,056	64,779
Interest and other income, net	11,326	11,012
Interest expense	(5,702)	(7,738)
Gain (loss) on strategic investments	7,496	(3,518)

Income before income taxes	146,176	64,535
Provision for income taxes	46,128	21,431

Net income	$100,048	$43,104

Net income per share — basic	$0.23	$0.10

Number of shares used in computing per share amounts — basic	430,714	412,916

Net income per share — diluted	$0.22	$0.10

Number of shares used in computing per share amounts — diluted	444,921	419,380

(1) Amortization of stock-based compensation consists of:

Services	$237	$—
Selling and marketing	2,881	—
Research and development	1,222	314
General and administrative	744	—

Total amortization of stock-based compensation	$5,084	$314

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2004	2003
(in thousands)	(Unaudited)
Cash flows from operating activities:
Net income	$100,048	$43,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,075	31,350
Amortization of developed technology	3,824	14,782
Amortization of other intangibles	2,394	18,191
In-process research and development	400	4,100
Provision for allowance for doubtful accounts	518	708
Stock-based compensation	5,084	314
Tax benefits from stock plans	6,816	1,642
(Gain) loss on strategic investments	(7,496)	3,518
Write-off of property and equipment	1,083	59
Deferred income taxes	(8,320)	(13,079)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	93,328	96,491
Other assets	(22,600)	6,756
Accounts payable	(9,252)	(1,243)
Accrued compensation and benefits	(36,641)	(31,469)
Accrued acquisition and restructuring costs	(7,479)	(4,204)
Other accrued liabilities	(14,696)	(12,710)
Income and other taxes payable	39,959	31,704
Deferred revenue	25,652	16,835

Net cash provided by operating activities	202,697	206,849
Cash flows from investing activities:
Purchases of investments	(947,776)	(414,877)
Sales and maturities of investments	598,515	529,812
Purchases of property and equipment	(28,081)	(19,939)
Purchase of businesses and technology, net of cash acquired	(60,449)	(54,524)
Payments made for prior year business and technology acquisitions	—	(2,106)

Net cash provided by (used for) investing activities	(437,791)	38,366
Cash flows from financing activities:
Proceeds from issuance of common stock	43,353	19,950

Net cash provided by financing activities	43,353	19,950
Effect of exchange rate changes	(3,036)	2,177

Net increase (decrease) in cash and cash equivalents	(194,777)	267,342
Cash and cash equivalents at beginning of period	823,171	764,062

Cash and cash equivalents at end of period	$628,394	$1,031,404

Supplemental disclosures:
Cash paid for interest	$4,822	$4,312

Cash paid for income taxes	$18,347	$1,469

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in VERITAS Software Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003

Net income (loss):
As reported	$100,048	$43,104
Add:
Stock-based employee compensation expense included in net income, net of tax	3,457	210
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(73,237)	(74,997)

Pro forma	$30,268	$(31,683)

Basic income (loss) per share:
As reported	$0.23	$0.10

Pro forma	$0.07	$(0.08)

Diluted income (loss) per share:
As reported	$0.22	$0.10

Pro forma	$0.07	$(0.08)

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

     Also, beginning with the third quarter of fiscal 2003, the Company decreased its estimate of the expected life of new options granted to its employees from 5 years to 4 years. The Company bases its expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of the Company’s historical experience.

     For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.58%	2.91%
Dividend yield	0%	0%
Weighted average expected life	4.0 years	5.0 years
Volatility of common stock	55%	90%

     The fair value of the employees’ purchase rights under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	1.00%-1.87%	1.20%-1.66%
Dividend yield	0%	0%
Weighted average expected life	6 to 24 months	6 to 24 months
Volatility of common stock	86%	90%

     As a result of the delay in filing the Company’s Form 10-K for the year ended December 31, 2003, the Company suspended option-holders’ ability to use the Company’s registration statements for its stock option plans (the “Plans”). As a result, option-holders were unable to exercise options under the Plans until such time as the Company filed its Form 10-K for the year ended December 31, 2003 and lifted the suspension on the use of the registration statements. Pursuant to the terms of the Plans, options held by certain former employees of the Company were scheduled to expire during the suspension period. On March 15, 2004, the Company extended the expiration date of such options for a period of 15 days from the date of filing the Form 10-K, which was considered a modification of such options. For the three months ended March 31, 2004, $4.3 million was expensed in the statement of operations as a result of this modification.

4. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003

Numerator:
Net income	$100,048	$43,104

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	430,714	412,916
Potential common shares	14,207	6,464

Denominator for diluted net income per share	444,921	419,380

Basic net income per share	$0.23	$0.10

Diluted net income per share	$0.22	$0.10

     For the three months ended March 31, 2004 and 2003, potential common shares consist of employee stock options using the treasury stock method. The following table sets forth the potential common shares that were excluded from the net income per share computations as their effect would be antidilutive:

	Three Months Ended March 31,
(in thousands)	2004	2003

Employee stock options outstanding(1)	27,901	40,953
5.25% convertible subordinated notes(2)	—	6,695
1.856% convertible subordinated notes(2)	—	12,981
0.25% convertible subordinated notes(3)	11,274	—

(1)	For the three months ended March 31, 2004 and 2003, 27,901 and 40,953 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

(2)	For the three months ended March 31, 2003, 6,695 potential common shares issuable upon the conversion of the Company’s 5.25% convertible subordinated notes and 12,981 potential common shares issuable upon the conversion of the Company’s 1.856% convertible subordinated notes, respectively, were excluded from the computation of diluted net income per share because the impact of adding back after tax interest expense associated with the convertible subordinated notes, and including the potential common shares, would be antidilutive.

(3)	For the three months ended March 31, 2004, 11,274 potential common shares related to the Company’s 0.25% convertible subordinated notes were excluded from the computation of diluted net income per share because the specified circumstances under which the 0.25% notes are convertible prior to maturity have not been met (see Note 9).

     The weighted average exercise prices of employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $33.00 and $56.04 per share for the three months ended March 31, 2004 and 2003, respectively.

5. Business Combinations

Ejasent, Inc.

     In January 2004, the Company acquired all of the outstanding capital stock of Ejasent, Inc. (“Ejasent”), a privately held provider of application virtualization technology for utility computing. The Company acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application, to the Company’s growing utility computing portfolio. The Ejasent acquisition was accounted for using the purchase method of accounting for total purchase consideration of $61.4 million, which included $47.8 million in cash and $13.6 million of acquisition-related costs. The purchase price was allocated to goodwill of $53.7 million, developed technology of $10.2 million, other intangibles of $1.9 million, in-process research and development (“IPR&D”) of $0.4 million, net deferred tax liabilities of $4.6 million and net tangible liabilities of $0.2 million. The weighted average amortization period for all purchased intangible assets is 4.4 years. Acquisition-related costs consist of $11.5 million of change in control bonuses and direct transaction costs of $2.1 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $12.9 million through March 31, 2004. The results of operations of Ejasent were included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact of the acquisition on the Company’s results of operations is not significant.

Precise Software Solutions Ltd.

     On June 30, 2003, the Company acquired all of the outstanding common stock of Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products. The Company acquired Precise in order to expand its product and service offerings across storage, databases and application management. The Precise acquisition was accounted for using the purchase method of accounting for total purchase consideration of $715.1 million, which included 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash, $94.0 million relating to the assumption of Precise’s outstanding vested and unvested stock options for 4.4 million shares of the Company’s common stock and $12.7 million of acquisition-related costs. The purchase price was allocated to goodwill of $509.7 million, developed technology of $27.6 million, other intangibles of $34.3 million, IPR&D of $15.3 million, net deferred tax liabilities of $21.4 million, deferred stock-based compensation of $7.3 million and net tangible assets of $142.3 million. The weighted average amortization period for all purchased intangible assets is 3.7 years. The acquired IPR&D of $15.3 million was written off and the related charge was expensed in the statement of operations in the second quarter of 2003. Acquisition-related costs of $12.7 million consist of $9.0 million associated with investment banking and other professional fees, $3.3 million for terminating and satisfying existing lease commitments and $0.4 million for severance-related costs. Total cash outlays for acquisition-related costs were approximately $8.7 million for investment banking and other professional fees, $0.4 million for severance-related costs and $0.3 million for leases through March 31, 2004.

     The results of operations of Precise are included in the Company’s consolidated financial statements from July 1, 2003. The following table presents pro forma results of operations and gives effect to the acquisition of Precise as if the acquisition was consummated at the beginning of fiscal year 2003. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income excludes the write-off of acquired IPR&D of $15.3 million and includes amortization of intangible assets related to the acquisition of $4.7 million per quarter and amortization of deferred compensation of $0.5 million per quarter. The unaudited pro forma information is as follows:

Three Months Ended
March 31,
(in thousands, except per share amounts)	2003

Total net revenue	$412,291
Net income	39,191
Net income per share — basic	0.09
Net income per share — diluted	0.09

Jareva Technologies, Inc.

     On January 27, 2003, the Company acquired all of the outstanding capital stock of Jareva Technologies, Inc. (“Jareva”), a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. The Company acquired Jareva to integrate Jareva’s technology into the Company’s software products to enable the Company’s customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase method of accounting for total purchase consideration of $68.7 million, which included $58.7 million of cash, $6.8 million relating to the assumption of options exercisable for 426,766 shares of the Company’s common stock and $3.2 million of acquisition-related costs. The purchase price was allocated to goodwill of $51.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, IPR&D of $4.1 million, net deferred tax liabilities of $6.1 million, deferred stock-based compensation of $4.6 million and net tangible assets of $3.8 million. The weighted average amortization period for all purchased intangible assets is 3.3 years. The acquired IPR&D of $4.1 million was written off and the related charge was expensed in the statement of operations in the first quarter of 2003. Acquisition-related costs of $3.2 million consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs, and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $1.6 million through March 31, 2004. The results of operations of Jareva are included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact on the Company’s results of operations is not significant.

6. Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

     The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce:

	March 31,	December 31,
(in thousands)	2004	2003

Goodwill:
Gross carrying amount	$3,895,936	$3,842,218
Less — accumulated amortization	(2,086,627)	(2,086,627)

Net carrying amount of goodwill	$1,809,309	$1,755,591

During the first quarter of 2004, the Company acquired Ejasent (see Note 5), which increased goodwill by $53.7 million.

     The following tables set forth the carrying amount of other intangible assets that will continue to be amortized:

	March 31, 2004
	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount

Developed technology	$299,749	$241,244	$58,505
Distribution channels	234,800	234,800	—
Trademarks	26,650	25,213	1,437
Other intangible assets	52,074	35,983	16,091

Intangibles related to acquisitions	613,273	537,240	76,033
Convertible subordinated notes issuance costs	12,401	2,743	9,658

Total other intangibles	$625,674	$539,983	$85,691

	December 31, 2003
	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount

Developed technology	$287,949	$237,043	$50,906
Distribution channels	234,800	234,800	—
Trademarks	26,650	24,925	1,725
Other intangible assets	51,734	33,714	18,020

Intangibles related to business acquisitions	601,133	530,482	70,651
Convertible subordinated notes issuance costs	12,401	1,708	10,693

Total other intangibles	$613,534	$532,190	$81,344

     Total amortization expense of intangible assets related to acquisitions is set forth in the table below:

	Three Months Ended March 31,
(in thousands)	2004	2003

Developed technology	$4,201	$15,098
Distribution channels	—	14,675
Trademarks	288	1,522
Other intangible assets	2,269	2,056

Total amortization expense	$6,758	$33,351

     For the three months ended March 31, 2004 and 2003, total amortization expense for intangible assets includes approximately $0.5 million and $0.4 million, respectively, that is included in cost of user license fees.

     The total expected future annual amortization of intangible assets related to acquisitions is set forth in the table below:

Future
(in thousands)	Amortization

2004	$18,966
2005	23,167
2006	21,144
2007	10,699
2008	1,912
2009	145

Total	$76,033

7. Strategic Investments

     The Company holds investments in capital stock of several privately-held companies. The total carrying amount of these strategic investments was $2.9 million at March 31, 2004 and $5.4 million at December 31, 2003. These strategic investments are included in other non-current assets. During the three months ended March 31, 2004, the Company realized a gain of $7.5 million on the sale of a strategic investment. The Company recorded no impairment losses on strategic investments for the three months ended March 31, 2004 and $3.5 million of impairment losses for the three months ended March 31, 2003. The losses realized represent other-than-temporary declines in the fair value of the investment and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition, among other factors.

8. Accrued Acquisition and Restructuring Costs

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

     The Company began vacating facilities during the fourth quarter of 2002 and completed vacating facilities as of January 31, 2004. The Company is in the process of seeking suitable subtenants for these facilities. The Company’s estimates of the facility restructure charge may vary significantly, depending in part on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, the Company’s ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the accrued restructuring costs will be made if actual lease exit costs or sublease income differ from amounts currently expected. As a portion of the accrued restructuring costs relates to international locations, the accrual will be affected by exchange rate fluctuations. The impact of exchange rate fluctuations is recorded in accumulated other comprehensive income on the balance sheet.

     The portion of the accrual expected to be utilized through March 31, 2005 of $18.0 million has been classified in the current portion of accrued acquisition and restructuring costs. The portion of the accrual expected to be utilized in periods subsequent to March 31, 2005 of $58.6 million has been classified in the non-current portion of accrued acquisition and restructuring costs. The components of the accrued restructuring costs and movements within these components through March 31, 2004 were as follows:

	Net Rent	Asset
(in millions)	Commitments	Write-offs	Total

Balance at December 31, 2003	$79.8	$2.1	$81.9
Cash payments	(3.8)	—	(3.8)
Asset write-offs	—	(2.1)	(2.1)
Impact of exchange rates	0.6	—	0.6

Balance at March 31, 2004	$76.6	$—	$76.6

     In 2002, the Company also recorded incremental restructuring costs of $3.2 million related to restructuring plans initiated in 1999, resulting in total restructuring costs of $99.3 million for the year ended December 31, 2002. Included in total accrued acquisition and restructuring costs of $88.0 million as of March 31, 2004 is the $76.6 million balance related to the facility restructuring plan discussed above, the remaining acquisition costs to be paid in connection with the Company's 2003 acquisition (see Note 5) and the remaining restructuring costs to be paid for other restructuring plans.

9. Convertible Subordinated Notes

     In August 2003, the Company issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013 (the “0.25% Notes”), to several initial purchasers in a private offering, for which the Company received net proceeds of approximately $508.2 million. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of the Company’s registration statement having not been declared effective by the Securities and Exchange Commission on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will accrue such additional interest until the registration statement is declared effective or until the Company is no longer required to maintain the effectiveness of the registration statement.

10. Long-Term Debt

     In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. The Mountain View facility includes 425,000 square feet and serves as the Company’s corporate headquarters and for research and development functions. The Milpitas facility includes 466,000 square feet and is primarily used for technical support, sales and general corporate functions. The Roseville facility includes 204,000 square feet and provides space for technical support and research and development functions. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, the Company accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN 46”) Consolidation of Variable Interest Entities. Under FIN 46, the lessors of the facilities are considered variable interest entities, and the Company is considered the primary beneficiary. Accordingly, the Company began consolidating these variable interest entities on July 1, 2003 and has included the property and equipment and long-term debt on its balance sheet at March 31, 2004 and December 31, 2003 and the results of their operations in its consolidated statement of operations for the quarter ended March 31, 2004. As of March 31, 2004, approximately $186.4 million of debt has been classified as current as the lease terms for Mountain View and Roseville facilities expire in March 2005.

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

     In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View and Roseville agreements (see Note 12). Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the quarters ended March 31, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $4.0 million and $4.1 million, respectively. The payments for the quarter ended March 31, 2004 were included in interest expense in the consolidated statement of operations in accordance with FIN 46. The payments made for the quarter ended March 31, 2003 were classified as rent expense and included in cost of revenue and operating expenses, in accordance with SFAS No. 13.

     The agreements for the facilities described above require that the Company maintain specified financial covenants, all of which the Company was in compliance with as of March 31, 2004. The specified financial covenants as of March 31, 2004 require the Company to maintain a minimum rolling four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $400.0 million, a minimum ratio of cash and cash equivalents and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents the Company’s net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View and Roseville facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas facility. The Company has received waivers from the respective syndicate of banks for each facility in relation to any non-compliance that would have resulted from the delay in filing its 2003 Form 10-K or this Form 10-Q.

11. Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended March 31,
(in thousands)	2004	2003

Net income	$100,048	$43,104
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,128)	3,910
Derivative financial instrument adjustments	920	(571)
Unrealized gain (loss) on marketable securities	1,295	(197)

Comprehensive income	$100,135	$46,246

     The components of accumulated other comprehensive income are:

	March 31,	December 31,
(in thousands)	2004	2003

Foreign currency translation adjustments	$11,328	$13,456
Derivative financial instrument adjustments	(6,862)	(7,782)
Unrealized gain on marketable securities	1,793	498

Accumulated other comprehensive income	$6,259	$6,172

12. Derivative Financial Instruments

     In September 2000, the Company entered into a three-year cross currency cash flow hedge against foreign exchange fluctuations on foreign currency denominated cash flows under an intercompany loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and interest payments to be received under the intercompany loan were swapped for U.S. dollar-fixed principal and interest payments. In September 2003, the intercompany loan was paid in full and the derivative financial instrument was settled.

     In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt related to Mountain View, California and Roseville, Minnesota build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR. The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of March 31, 2004, the fair value of the interest rate swaps was $(6.9) million and was recorded in other long-term liabilities. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements. On July 1, 2003, the Company began accounting for its variable interest rate debt in accordance with FIN 46 (see Note 10). In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it was based on a 3-moth LIBOR. However, with the adoption of FIN 46, the Company redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

     As of March 31, 2004, the total gross notional amount of the Company’s forward contracts was approximately $348.5 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had terms of 35 days or less and settled on April 30, 2004. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) on the outstanding forward contracts at March 31, 2004 was not material to the Company’s consolidated financial statements.

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

Geographic Information

	Three Months Ended March 31,
(in thousands)	2004	2003

User license fees (1):
United States	$172,510	$157,891
Europe (2)	89,699	58,264
Other (3)	40,200	31,300

Total user license fees	302,409	247,455

Services (1):
United States	125,738	100,953
Europe (2)	41,000	29,928
Other (3)	16,600	11,800

Total services	183,338	142,681

Total net revenue	$485,747	$390,136

	March 31,	December 31,
(in thousands)	2004	2003

Long-lived assets (4):
United States	$1,959,407	$1,902,181
Europe (2)	485,695	483,315
Other (3)	13,064	13,723

Total	$2,458,166	$2,399,219

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes. Reconciliation to total assets reported is as follows:

	March 31,	December 31,
(in thousands)	2004	2003

Total long-lived assets	$2,458,166	$2,399,219
Other assets, including current	3,043,152	2,949,247

Total consolidated assets	$5,501,318	$5,348,466

     For the three months ended March 31, 2004, no end-user customer accounted for 10% or more of the Company’s net revenue. For the three months ended March 31, 2003, a distributor that sells the Company’s products and services through resellers, accounted for 10% of the Company’s net revenue.

User License Fees Information

     The Company markets and distributes its software products both as stand-alone software products and as integrated product suites, also referenced as application solutions. The Company derives its user license fees from the licensing of its technology, segregated into three product areas: Data Protection, which includes its NetBackup and Backup Exec product families; Storage Management, which includes its File Systems, Volume Manager, replication, Database Editions and storage resource management product families; and Utility Computing Infrastructure, which includes its clustering, high-availability offerings, application performance management, OpForce and CommandCentral Service product families. User license fees from data protection were $161.8 million and $139.3 million for the three months ended March 31, 2004 and 2003, respectively. User license fees from storage management were $83.9 million and $61.2 million for the three months ended March 31, 2004 and 2003, respectively. User license fees from utility computing infrastructure were $56.7 million and $47.0 million for the three months ended March 31, 2004 and 2003, respectively.

14. Credit Facility

     During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.5 million USD). At March 31, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2004 and is due to expire in March 2005. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, a wholly-owned subsidiary of the Company.

15. Commitments and Contingencies

Acquired Technology

     On October 1, 2002, the Company acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.5 million as of March 31, 2004 and $4.6 million as of December 31, 2003 and is included in other long-term liabilities.

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

     In June 2004, the Company restated its financial statements for 2002 and 2001 and revised its previously announced financial results for 2003. Prior to the restatement, the Company voluntarily disclosed to the staff of the SEC past accounting practices applicable to its 2002 and 2001 financial statements that the Company determined were not in compliance with GAAP. For more information regarding the restatement of the Company’s financial statements for 2002 and 2001, including the corresponding interim periods for 2002 and 2001, and the interim periods ended March, June and September 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data – Selected Quarterly Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company and its audit committee continue to cooperate with the SEC in its review of these matters. At this time, the Company cannot predict the outcome of the SEC’s review.

     Securities Class Actions. After the Company announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint was filed by the lead plaintiff on July 18, 2003. On December 10, 2003, the District Court granted the defendants’ motion to dismiss the consolidated complaint, with leave to amend. On May 19, 2004, the District Court granted the defendants’ motion to dismiss the plaintiffs’ first amended complaint, with leave to amend. In addition, in 2003 several complaints purporting to be derivative actions were filed in California state court against some of the Company’s directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately the Company’s financial reporting. The state court complaints have been consolidated into the action In Re VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County and is currently pending. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of the Company’s business.

Other Litigation

     On January 10, 2003, Raytheon Company sued VERITAS along with Brocade Communications Systems, Oracle Corporation, Overland Storage Inc., Qualstar Corporation, QLogic Corporation, Ricoh Corporation and Spectra Logic Corporation in the United States District Court for the Eastern District of Texas. Raytheon alleged infringement of a patent entitled Mass Data Storage Library and sought damages and an injunction against all defendants. On February 26, 2004, a confidential settlement was agreed to by Raytheon and VERITAS, and on March 17, 2004, the case was dismissed with prejudice pursuant to the settlement agreement. The settlement agreement did not have a material impact on the Company’s financial position or overall results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, financial outlook, commitments under existing leases, research and development initiatives, sales and marketing initiatives and competition. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section captioned “Factors That May Affect Future Results” below, and elsewhere in this quarterly report. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

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

     We generate revenues, income and cash flows by licensing software products and selling related services to our customers, which include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries. We market our products and related services both directly and through a variety of indirect sales channels, which include value added resellers, or VARs, distributors, system integrators, or SIs, and original equipment manufacturers, or OEMs. Specifically, the channel mix for the quarter ended March 31, 2004 was 60% from sales to end-users and through VARs, and 40% from other indirect sales channels, which includes 10% from our OEM partners.

     We invest significantly in research and development activities and for the quarter ended March 31, 2004, we spent $79.9 million on research and development. Our research and development efforts have been directed toward developing new products for UNIX, Linux and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as application performance management, server provisioning and centralized service level management.

     In the fourth quarter of 2003, we revised our revenue reporting categories to more closely align them with the way we manage our business. Historically, we categorized our revenue between Core and Emerging technologies. We believe these new revenue categories will provide investors with better insight into our results of operations. These new categories are Data Protection, Storage Management and Utility Computing Infrastructure. Our revenue performance in these categories is described in the “User License Fees” section of MD&A.

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

     For the quarter ended March 31, 2004, revenue from international sales, consisting of sales of license and services to customers located outside the United States, was $187.5 million, up 43% from the quarter ended March 31, 2003, and represented 39% of our total revenue. This growth is primarily the result of our increased sales investment in our international geographies, market strength in the emerging market areas in Europe and Asia and a favorable impact of changes in foreign currency exchange rates related to the weaker U.S. dollar. We expect to continue to grow international revenue faster than total revenue by increasing the size and breadth of our international operations.

     Our Financial Position

     In the fiscal year ended December 31, 2003 and continuing through the quarter ended March 31, 2004, our operating results were impacted by several factors, including IT spending trends, the growing need of enterprises to effectively manage storage and computing infrastructure, the strength of our product offerings and the contribution of our recent acquisitions. In the first quarter of 2004, we continued to experience stronger IT spending in our customer base, resulting in stronger demand for our products and growth in our user license fees. The acquisition of Precise and the integration of the acquired products into our product offerings contributed to our growth, as did our increased sales penetration in international markets and the favorable impact of changes in foreign currency exchange rates. Additionally, our services revenue grew significantly due to new service contracts associated with user license fees as well as our success in increasing support contract renewals within our customer base.

     Net revenue and net income per share are key measurements of our financial condition. For the quarter ended March 31, 2004, net revenue was $485.7 million, an increase of 25% from the quarter ended March 31, 2003. Revenue from user license fees was $302.4 million, an increase of 22% from 2003 and representing 62% of total revenue. Services revenue in the quarter ended March 31, 2004 was $183.3 million, an increase of 28% from 2003, and representing 38% of total net revenue. Diluted net income per share for the quarter ended March 31, 2004 was $0.22, up significantly from $0.10 in 2003, primarily as a result of earnings leverage from revenue growth.

     We continue to retain a significant balance of cash and short-term investments and to generate cash from operations. As of March 31, 2004, we had approximately $2,684.0 million in cash, cash equivalents and short-term investments, which represented approximately 74% of our tangible assets. We generated approximately $202.7 million of cash from operating activities for the quarter ended March 31, 2004. We utilize cash in ways that management believes provides an optimal return on investment. Principal uses of our cash include purchases of property and equipment, acquisition of businesses and technologies and repurchase of common stock.

Recent Acquisitions

     In January 2004, we acquired Ejasent, Inc., or Ejasent, a privately held provider of application virtualization technology for utility computing. We acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application. We accounted for the Ejasent acquisition using the purchase method of accounting for total purchase consideration of $61.4 million. We have included the results of operations of Ejasent in our consolidated financial statements beginning January 20, 2004. In connection with the acquisition of Ejasent, we allocated approximately $0.4 million of the purchase price to in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount as a non-tax deductible charge in our consolidated statement of operations for the quarter ended March 31, 2004.

     In June 2003, we acquired Precise, a provider of application performance management products. We acquired Precise to expand our product and service offerings into application performance management. We accounted for the Precise acquisition using the purchase method of accounting for total purchase consideration of $715.1 million. We have included the results of operations of Precise in our consolidated financial statements beginning July 1, 2003. In connection with the acquisition of Precise, we allocated approximately $15.3 million of the purchase price to IPR&D that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount as a non-tax deductible charge in our consolidated statement of operations for the year ended December 31, 2003.

     In January 2003, we acquired Jareva Technologies, Inc., or Jareva, a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. We acquired Jareva to integrate its technology into our software products. This technology enables our customers to optimize their investments in server hardware by deploying new server resources on demand. We accounted for the Jareva acquisition using the purchase method of accounting for total purchase consideration of $68.7 million. We have expensed the acquired IPR&D of $4.1 million in our consolidated statement of operations in the quarter ended March 31, 2003.

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

     These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2003 for further discussion of our accounting policies and estimates.

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

     Indirect Channel Sales

     We generally recognize revenue from licensing of software products through our indirect sales channel upon sell-through or when evidence of an end-user exists. For certain types of customers, such as distributors, we recognize revenue upon receipt of a point of sales report, which is our evidence that the products have been sold through to an end user. For resellers, we recognize revenue when we obtain evidence that an end user exists, which is usually when the software is delivered. For licensing of our software to original equipment manufacturers, or OEMs, royalty revenue is recognized when the OEM reports the sale of the software products to an end-user customer, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.

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

     We applied the provisions of EITF Issue No. 94-3, Liability Recognized for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), to all of our restructuring activities initiated before January 1, 2003. For exit or disposal activities initiated on or after January 1, 2003, we apply the provisions of Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

     Impairment of Long-Lived Assets

     We review our goodwill for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable or at least once a year. We are required to test our goodwill for impairment at the reporting unit level. We have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

Step 1- We compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit, which corresponds to our market capitalization. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further work is required.

Step 2- We compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

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

     Accounting for Income Taxes

     We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. As of March 31, 2004, we determined the valuation allowance to be $138.4 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are in specific geographical or jurisdictional locations or are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it would have a material impact on our financial statements.

Restatement of Consolidated Financial Statements

     As a result of the findings of an investigation into past accounting practices, we restated our financial statements for the years ended December 31, 2002 and 2001, including the corresponding interim periods for 2002 and 2001, and the interim periods ended March, June and September 2003. We also revised our previously announced financial results as of and for the quarter ended March 31, 2004 and for the quarter and year ended December 31, 2003. For the quarter ended March 31, 2004, these adjustments impacted our previously announced financial results as follows: total net revenue decreased from $487 million to $486 million and net income decreased from $103 million to $100 million. Diluted earnings per share for the quarter ended March 31, 2004 decreased from $0.23 to $0.22. For the quarter ended March 31, 2003, these adjustments impacted our previously issued financial results as follows: total net revenue decreased from $394 million to $390 million and net income remained at approximately $43 million. Diluted earnings per share for the quarter ended March 31, 2003 remained unchanged at $0.10. Please refer to our annual report on Form 10-K for the year ended December 31, 2003 for additional information regarding the impact of the restatement on our quarterly results during the years ended December 31, 2003, 2002 and 2001.

Results of Operations

Net Revenues

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Total net revenue	$485.7	$390.1	25%

     For the quarter ended March 31, 2004, our total net revenue increased by $95.6 million or 25% due primarily to the growth in user license fees, increased sales penetration of international markets, revenues as a result of our acquisition of Precise and the continued growth of our services businesses. During 2003 and 2004, as part of our strategy to increase our net revenues, we continued expanding our product portfolio and offerings, increased the computer platforms supported by our software and continued to invest in sales and service capacity internationally. While we believe that the increase in total net revenue achieved in recent periods is not necessarily indicative of future results, we expect total net revenue to continue to increase in 2004 assuming increased penetration of international markets, the benefit of new product offerings and continued growth of services revenue, as well as improved general economic conditions.

     International Sales and Operations

     Our international sales consist of sales of licenses and services to customer locations outside the United States and are generated primarily through our international sales subsidiaries. International revenue, a majority of which is collectible in foreign currencies, accounted for approximately 39% and 34% of our total net revenue for the quarters ended March 31, 2004 and 2003, respectively. Our international revenue increased 43% to $187.5 million year-over-year. During 2003 and through the first quarter of 2004, our international revenue increased across all geographic areas and we saw greater strength in the emerging markets in Europe, Asia-Pacific and Japan. Additionally, during 2004 our international sales benefited from favorable foreign currency exchange rate movements relative to the weaker U.S. dollar. Excluding the benefit from foreign currency movement, the increase in international sales would have been 32% over the first quarter of 2003. We expect that our international revenue will continue to increase in absolute dollars and as a percent of total revenue for the remainder of 2004 because of the continued expansion of international markets and the focus and increased investment by our company in these markets.

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

	Three Months Ended
	March 31,
(in millions, except percentages)	2004	2003	% Change

User license fees:
Data protection	$161.8	$139.3	16%
Storage management	83.9	61.2	37
Utility computing infrastructure	56.7	47.0	21

Total user license fees	$302.4	$247.5	22%

As a percentage of user license fees:
Data protection	53%	56%
Storage management	28	25
Utility computing infrastructure	19	19

Total user license fees	100%	100%

As a percentage of total net revenue	62%	63%

     For the quarter ended March 31, 2004 compared to March 31, 2003, user license fees increased by $54.9 million or 22% due to increases across each product category. Data protection increased by $22.5 million due primarily to increases in our core backup family of products, including NetBackup 5.0 which was introduced during the fourth quarter of 2003. Storage management increased $22.7 million due primarily to increases in our replication and storage resource management products, including the introduction of Storage Foundation Suite 4.0 which was introduced during the first quarter of 2004. Utility computing infrastructure increased by $9.7 million due primarily to increases in clustering, Database Editions/Advanced Cluster and the addition of APM products as a result of our acquisition of Precise.

     User license fees from OEMs accounted for 12% of user license fees for the quarters ended March 31, 2004 and 2003.

     Unfilled license orders and deferred license revenue were approximately $78 million and $53 million at March 31, 2004 and 2003, respectively. Unfilled license orders represent cancelable and non-cancelable license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. Deferred license revenue represents license orders for our software products that have been billed to and paid by the customer and for which revenue has not yet been earned, but is generally earned within the next year.

     For the quarter ended March 31, 2004, we completed 25 transactions valued at over $1.0 million, including services, and 246 transactions valued at over $100,000. For the quarter ended March 31, 2003, we completed 12 transactions valued at over $1.0 million, including services, and 202 transactions valued at over $100,000.

     Services Revenue

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Services revenue	$183.3	$142.7	28%
As a percentage of net revenue	38%	37%

     We derive our services revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and education and training services. The increase in services revenue for the first quarter of 2004 over 2003 was due primarily to the increase in software maintenance and technical support revenue of 30%. The increase in software maintenance and technical support revenue in the first quarter of 2004 was the result of a larger installed base of customers and a greater focus on renewing customer support contracts, particularly internationally. We expect our services revenue to increase in absolute dollars and as a percentage of net revenue as we continue to grow our installed base of customers, continue our focus on renewing our software maintenance and technical support contracts, and increase demand for our consulting and education and training services.

     Deferred services revenue, which in the case of maintenance and technical support is generally recognized over the maintenance and support period of twelve months, or in the case of professional services, training or consulting services is generally recognized over the period the specifics service are rendered, was approximately $400 million and $269 million at March 31, 2004 and 2003, respectively. The increase in deferred services revenue is the result of significant growth in our installed base of customers under software maintenance and technical support contracts and our continued focus on maintenance and technical support contract renewals.

Cost of Revenue

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Cost of revenue	$79.2	$79.0	—
As a percentage of net revenue	16%	20%

     Gross profit on user license fees, excluding amortization of developed technology, is substantially higher than gross profit on services revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and education services. Cost of services varies depending upon the mix of maintenance and technical support, consulting and education services. We expect gross profit to fluctuate in the future, reflecting changes in royalty rates on licensed technologies, the mix of license and services revenue and the timing of continued investment in our services organization and the recognition of revenue that we expect as a result of those investments.

     Cost of User License Fees (including amortization of developed technology)

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Cost of user license fees:
User license fees	$9.5	$11.9	(20)%
Amortization of developed technology	3.8	14.8	(74)%

Total cost of user license fees	$13.3	$26.7	(50)%

Gross profit:
User license fees including amortization of developed technology	96%	89%

     Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to acquisitions completed during 1999 and the first and second quarters of 2003. If we had excluded the amortization of developed technology from the cost of user license fees, the gross profit on user license fees would have been 97% and 95% for the quarters ended March 31, 2004 and 2003, respectively. The gross profit on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross profits on user license fees to remain relatively constant.

     The decrease in amortization of developed technology for the first quarter of 2004 over 2003 was primarily the result of the developed technology related to the 1999 acquisitions reaching full amortization in 2003. This decrease was partially offset by the amortization of developed technology related to the Precise, Jareva and Ejasent acquisitions. We expect amortization of developed technology to be approximately $4 million per quarter for the remainder of 2004 for our current intangible assets.

     Cost of Services

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Cost of service revenue	$65.8	$52.3	26%
Gross profit	64%	63%

     Cost of services consists primarily of personnel-related costs in providing maintenance and technical support, consulting and education to customers. The gross profit improvement for the first quarter of 2004 over 2003 was primarily the result of the increase in maintenance and support revenues of 30%, while related expenses increased only 27% as we continued to take advantage of the “economies of scale” of the larger installed customer base. We expect gross profit on services revenue to remain stable or increase slightly as a result of higher maintenance and support revenue and reductions in labor costs associated with technical support services by increasing our use of lower cost operations in India.

Operating Expenses

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Operating expenses	$273.5	$246.4	11%
As a percentage of net revenue	56%	63%

     Operating expenses for the quarter ended March 31, 2004 increased by $27.1 million compared to 2003 due primarily to an increase in selling and marketing, research and development and general and administrative expenses. The increase in operating expenses was the result of an overall increase in operations offset by a decrease from the first quarter of 2003 of $15.8 million for amortization of other intangibles from our 1999 acquisitions reaching full amortization in 2003 and a decrease of $3.7 million of IPR&D year over year. We believe that the percentage changes in total operating expenses in these periods are not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, amortization of other intangibles and IPR&D.

     Selling and Marketing

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Selling and marketing	$143.0	$115.3	24%
As a percentage of net revenue	29%	30%

     Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The increase for the first quarter of 2004 over 2003 of $27.7 million was primarily the result of an increase in sales commissions, compensation and benefit costs due to an increase in personnel partially resulting from the Precise acquisition and higher sales commissions resulting from the increase in license revenues. Although our selling and marketing expenses decreased as a percentage of total revenues, they remained relatively constant when compared to user license fees at approximately 47% for each of the first quarters of 2004 and 2003. We expect selling and marketing expenses to continue to grow in absolute dollars for 2004 and to remain relatively constant as a percentage of user license fees for fiscal year 2004.

     Research and Development

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Research and development	$79.9	$70.6	13%
As a percentage of net revenue	16%	18%

     Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $9.3 million for the first quarter of 2004 over 2003 was primarily the result of increases in compensation costs from an increase in staffing levels partially due to the Precise acquisition and an increase in outside services used to supplement engineering personnel. We believe that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development in 2004 at current levels as a percentage of revenue, including increasing our use of lower cost operations in India.

     General and Administrative

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

General and administrative	$47.7	$38.2	25%
As a percentage of net revenue	10%	10%

     General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The increase of $9.5 million for the first quarter of 2004 over 2003 was primarily the result of an increase in compensation and benefit costs, depreciation expense as a result of consolidating certain leased buildings costs associated with our recent restatement and compliance with our corporate governance initiatives, including those requirements under the Sarbanes-Oxley Act of 2002. We expect to incur costs related to our restatement in the second quarter of 2004 and expect general and administrative expenses to remain relatively constant as a percentage of revenue in 2004.

     Amortization of Other Intangibles

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Amortization of other intangibles	$2.4	$18.2	(87)%
As a percentage of net revenue	—%	5%

     Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles related to acquisitions. The decrease in amortization of other intangibles for the first quarter of 2004 over 2003 was primarily due to other intangibles related to the 1999 acquisitions reaching full amortization during the second quarter of 2003. The amortization of other intangibles also includes intangibles from the acquisition of Precise, Jareva and Ejasent which are being amortized over the estimated useful lives of two to four years. We expect amortization of other intangibles to be approximately $2 million per quarter for the remainder of 2004 for our current intangible assets.

     In-Process Research and Development

     In connection with our acquisition of Ejasent in January 2004, we allocated $0.4 million of the purchase price to IPR&D, which represents technology we identified as having not reached technological feasibility and having no alternative future use. In connection with our acquisition of Jareva in January 2003, we allocated $4.1 million of the purchase price to IPR&D.

Interest and Other Income, Net

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Interest and other income, net	$11.3	$11.0	3%
As a percentage of net revenue	2%	3%

     Interest and other income, net, includes interest income on our cash and investments held and, to a lesser extent, foreign currency exchange gains or losses.

Interest Expense

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Interest expense	$5.7	$7.7	(26)%
As a percentage of net revenue	1%	2%

     Interest expense for the quarter ended March 31, 2004 consisted of interest recorded under the 0.25% convertible subordinated notes issued in August 2003 and interest of approximately $4 million per quarter, beginning in July 2003, as a result of our adoption of Financial Accounting Standards Board, or FASB, Interpretation Number, or FIN, 46, Consolidation of Variable Interest Entities, which required us to consolidate the properties from our build-to-suit lease agreements and related debt in our financial statements. Previously, interest on the build-to-suit lease agreements was recorded as rent expense in cost of revenue and operating expenses. Interest expense for the quarter ended March 31, 2003 consisted of interest recorded under the 1.856% convertible subordinated notes issued in August 1999 and partially redeemed for cash and partially converted to common stock in August 2003 and interest recorded under the 5.25% convertible subordinated notes issued in October 1997 and converted to common stock in August 2003. We expect interest expense for the second quarter of 2004 to be approximately $5 million representing the interest on the 0.25% convertible subordinated notes, including the additional interest as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance date of the 0.25% convertible subordinated notes, and the interest on the build-to-suit lease agreements.

Gain (Loss) on Strategic Investments

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Gain (loss) on strategic investments	$7.5	$(3.5)	(314)%
As a percentage of net revenue	2%	(1)%

     For the quarter ended March 31, 2004, we recognized a gain on strategic investments of $7.5 million related to the sale of one of our investments. During the first quarter of 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments.

Provision for Income Taxes

	Three Months
	Ended March 31,
(in millions, except percentages)	2004	2003	% Change

Income taxes	$46.1	$21.4	115%
As a percentage of net revenue	9%	5%

     Our effective tax rate for the first quarter of 2004 differed from the combined federal and state statutory rates due primarily to the tax effect of international operations and amortization of intangible assets. Our effective tax rate for the quarter ended March 31, 2004 was approximately 32% compared to 33% for the quarter ended March 31, 2003. The reduction in our effective tax rate for the first quarter of 2004 over the first quarter of 2003 is primarily the result of the increased share of international revenue as a percentage of total worldwide revenue combined with a lower effective tax rate associated with our international operations.

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

     During the fourth quarter of 2002, we began vacating excess facilities, and by January 31, 2004 we had vacated all excess facilities associated with this restructuring. We began realizing cost savings from the exiting of these facilities during the third quarter of 2003. We are in the process of seeking suitable subtenants for these facilities. Our estimates of the facility restructure charge may vary significantly depending, in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the accrued restructuring costs will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the accrued restructuring costs relate to international locations, the accrual will be affected by exchange rate fluctuations.

     For the quarter ended March 31, 2004, we incurred acquisition related costs of $13.6 million related to the acquisition of Ejasent. As of December 31, 2003, accrued acquisition and restructuring costs consisted of the facility restructuring plan discussed above and other accrued acquisition and restructuring charges incurred from 1999 through 2003, net of cash payments made.

     The components of the accrued acquisition and restructuring costs and movements within these components through March 31, 2004 were as follows:

	Direct	Involuntary
	Transaction	Termination	Facility	Asset
(in millions)	Costs	Benefits	Related Costs	Write-offs	Total

Balance at December 31, 2003	$0.6	$—	$91.4	$2.1	$94.1
Additions	2.1	11.4	0.1	—	13.6
Cash payments	(1.8)	(11.3)	(5.2)	—	(18.3)
Non-cash charges	—	—	—	(2.1)	(2.1)
Impact of exchange rates	—	—	0.7	—	0.7

Balance at March 31, 2004	$0.9	$0.1	$87.0	$—	$88.0

Recent Accounting Pronouncements

     There are no applicable recent accounting pronouncements requiring disclosure.

Liquidity and Capital Resources

Cash Flows

     Our cash, cash equivalents and short-term investments totaled $2,684.0 million at March 31, 2004 and represented 74% of our tangible assets. Our cash, cash equivalents and short-term investments totaled $2,503.0 million at December 31, 2003 and represented 71% of our tangible assets. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of commercial paper, medium-term notes, corporate notes, government securities (taxable and non-taxable), asset-backed securities and auction market securities.

     Operating activities provided cash of $202.7 million for the three months ended March 31, 2004, primarily due to net income of $100.0 million, adjusted for depreciation and amortization of $30.1 million, a decrease in accounts receivable of $93.3 million and increases in income and other taxes payable of $40.0 million and deferred revenue of $25.7 million which were partially offset by an increase in other assets of $22.6 million and decrease in accounts payable of $9.3 million, accrued compensation of $36.6 million and other accrued liabilities of $14.7 million. Operating activities provided cash of $206.8 million for the three months ended March 31, 2003, primarily due to net income of $43.1 million, adjusted for depreciation and amortization of $31.4 million, amortization of other intangibles and developed technology of $33.0 million, a decrease in accounts receivable of $96.5 million and an increase in income and other taxes payable of $31.7 million and deferred revenue of $16.8 million, partially offset by a decrease in deferred income taxes of $13.1 million, in accrued compensation of $31.5 million and other accrued liabilities of $12.7 million. We expect cash flows from operating activities to decrease in the second quarter of 2004.

     Investing activities used cash of $437.8 million for the three months ended March 31, 2004, primarily due to net purchases of short-term investments of $349.3 million, purchases of property and equipment of $28.1 million and purchases of businesses and technology net of cash acquired of $60.4 million. Investing activities provided cash of $38.4 million for the three months ended March 31, 2003, primarily due to the net sales of short-term investments of $114.9 million partially offset by purchases of property and equipment of $19.9 million and purchases of businesses and technology, net of cash acquired of $56.6 million.

     Financing activities provided cash of $43.4 million and $20.0 million for the three months ended March 31, 2004 and 2003, respectively, as a result of the issuance of common stock under our employee stock plans.

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

     At March 31, 2004, we had a ratio of long-term debt to total capitalization of approximately 16%. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements.

Long-Term Debt

     In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, we accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, we adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and we are considered the primary beneficiary. Accordingly, we began consolidating the variable interest entities on July 1, 2003 and have included the property and equipment and long-term debt on our balance sheet at March 31, 2004 and December 31, 2003 and the results of their operations in our consolidated statement of operations for the quarter ended March 31, 2004. As of March 31, 2004, approximately $186.4 million of debt has been classified as current as the lease terms for the Mountain View and Roseville facilities expire in March 2005.

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

     In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View and Roseville agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the quarter ended March 31, 2004, our aggregate payments on the debt agreements, including the net payments on the interest rate swaps, were $4.0 million and were included in interest expense in the consolidated statement of operations in accordance with FIN 46. The payments for the quarter ended March 31, 2003 of $4.1 million were classified as rent expense and included in cost of revenue and operating expenses, in accordance with SFAS No. 13. We expect future interest expense from the build-to-suit agreements to be approximately $4 million per quarter.

     The agreements for each of the facilities described above require that we maintain specified financial covenants, all of which we were in compliance with as of March 31, 2004. The specified financial covenants as of March 31, 2004 require us to maintain a minimum rolling four quarter earnings before interest, taxes, depreciation and amortization of EBITDA of $400.0 million, a minimum ratio of cash and cash equivalents and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents our net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the acquisition and development of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View and Roseville facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas facility. We have received waivers from the respective syndicate of banks for each facility in relation to any non-compliance that would have resulted from the delay in filing this Form 10-Q or our 2003 Form 10-K.

Credit Facility

     During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.5 million USD). At March 31, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2004 and is due to expire in March 2005. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate, plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, one of our wholly-owned subsidiaries.

Acquired Technology Commitments

     On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000, which includes interest. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.5 million as of March 31, 2004 and $4.6 million as of December 31, 2003 and is included in other long-term liabilities.

Contractual Commitments

     The following table is a summary of the contractual commitments, including principal and interest payments, associated with our obligations as of March 31, 2004:

(in thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Operating lease commitments	$44,446	$50,107	$42,406	$37,043	$33,128	$167,457	$374,587
Convertible subordinated notes	975	1,300	1,300	1,300	1,300	525,958	532,133
Long-term debt	12,691	385,688	—	—	—	—	398,379
Other long-term liabilities	450	600	600	600	600	2,400	5,250

Total contractual commitments	$58,562	$437,695	$44,306	$38,943	$35,028	$695,815	$1,310,349

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

     We derive a large amount of revenue from a distributor that sells our products and services through resellers. For the quarter ended March 31, 2004, this distributor accounted for less than 10% of our net revenue. If this distributor were to reduce purchases of our products or services, our revenues would decline unless we were able to increase sales through other distributors or direct sales to customers. Our contract does not require this distributor to purchase any specified amount of our product or services. Accordingly, we cannot be sure that this distributor will continue to market and sell our products and services at current levels.

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

     On March 17, 2004, we received a letter from The Nasdaq Stock Market, or Nasdaq, stating that due to our delinquency in filing our annual report on Form 10-K, our securities are subject to delisting from Nasdaq. We received a similar letter from Nasdaq on

May 19, 2004, relating to our delinquency in filing this quarterly report on Form 10-Q. After a hearing before The Nasdaq Listing Qualifications Panel we received a written determination providing for the continued listing of our common stock provided that, among other things, we file with the SEC and deliver to Nasdaq our annual report on Form 10-K and this quarterly report on Form 10-Q on or before June 22, 2004. The Panel determination further stated that we must timely file with the SEC and deliver to Nasdaq periodic reports for all reporting periods ending on or before June 30, 2005. Should we fail to comply with these requirements, our securities could be delisted, which would materially and adversely affect the liquidity and trading price of our common stock.

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

Foreign Currency Risk

     We transact business in various foreign currencies and have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at March 31, 2004 was immaterial to our consolidated financial statements.

     Our outstanding forward contracts as of March 31, 2004 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of March 31, 2004, all forward contracts mature in 35 days or less:

					Fair Market
					Value at
	Local Currency				March 31, 2004
(in thousands)	Contract Amount		Contract Amount		(US$)

Contracts to Buy US $
Australian dollar	1,100.0	AUD	822.1	USD	20.1
British pound	1,900.0	GBP	3,445.8	USD	56.9
Euro	38,844.0	EUR	47,176.8	USD	636.2
Indian rupee	177,000.0	INR	4,013.6	USD	46.0
Israel shekel	13,500.0	ILS	2,980.3	USD	1.8
Japanese yen	53,000.0	JPY	503.0	USD	5.6
Mexican peso	11,200.0	MXN	999.3	USD	7.1
Singapore dollars	25,600.0	SGD	15,158.6	EUR	126.8
Contracts to Sell US $
Brazilian real	7,400.0	BRL	2,479.1	USD	402.9
Canadian dollar	12,400.0	CAD	9,467.4	USD	0.3
Euro	58,819.5	EUR	71,456.6	USD	(631.6)
Contracts to Buy Euro €
Danish krona	5,400.0	DKK	725.3	EUR	—
Indian rupee	45,200.0	INR	843.3	EUR	(1.3)
South African rand	5,100.0	ZAR	653.5	EUR	8.2
Swiss franc	1,050.0	CHF	673.2	EUR	0.6
Swedish krona	12,400.0	SEK	1,338.8	EUR	(4.1)
United States dollar	35,000.0	USD	28,806.6	EUR	(372.1)
Contracts to Sell Euro €
British pound	43,100.0	GBP	64,411.0	EUR	(157.7)
Indian rupee	195,500.0	INR	3,645.1	EUR	2.9
Japanese yen	2,453,000.0	JPY	19,178.3	EUR	67.5
Singapore dollars	8,400.0	SGD	4,104.2	EUR	37.0
UAE dirham	17,200.0	AED	3,849.9	EUR	57.1
United States dollar	22,000.0	USD	18,262.1	EUR	226.5
Contracts to Buy SGD $
Australian dollar	11,300.0	AUD	14,225.0	SGD	(96.7)
Indian rupee	24,700.0	INR	944.2	SGD	2.7
South Korean won	331,000.0	KRW	483.4	SGD	(0.1)
Contracts to Sell SGD $
Hong Kong dollar	21,500.0	HKD	4,656.5	SGD	20.8

     In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of two of our build-to-suit agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of March 31, 2004, the fair value of the interest rate swaps was $(6.9) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements. We have deemed this hedge to be highly effective as of March 31, 2004. On July 1, 2003, we began accounting for our variable interest rate debt in accordance with FIN 46. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it is based on the 3-month LIBOR. However, with the adoption of FIN 46, we redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

Interest Rate Risk

     We are exposed to interest rate risk primarily on our investment portfolio and the build-to-suit lease agreement for the facility located in Milpitas, California. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio primarily includes money markets funds, commercial paper, corporate notes, government securities (taxable and non-taxable), asset-backed securities and auction market securities. The diversity of our portfolio helps us to achieve our investment objective.

     Debt obligations consist of $520.0 million of our 0.25% convertible subordinated notes due August 1, 2013 and $380.6 million of our debt related to our build-to-suit lease agreements. The nominal interest rate on the 0.25% Notes is fixed and the notes provide for semi-annual interest payments of approximately $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will accrue such additional interest until the registration statement is declared effective or we are no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under specified conditions, into shares of our common stock unless previously redeemed or repurchased and are subject to adjustment under the terms of the notes. Long-term debt consists of the three build-to-suit agreements. The interest rates on the build-to-suit agreements are variable based on a 3-month LIBOR plus a credit spread and provide for quarterly interest payments in January, April, July and October (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Long-Term Debt” for more information regarding debt payout).

     The following table presents the amounts of our cash equivalents, short-term investments and long-term obligations, according to maturity date, that may be subject to interest rate risk and the average interest rates as of March 31, 2004 by year of maturity:

	Amortized Cost
		Due in			2003
		2005 and		2004 Fair	Amortized
(in thousands, except percentages)	Due in 2004	Thereafter	Total	Value	Cost

Cash equivalents and short-term investments:
Fixed rate	$358,811	$941,445	$1,300,256	$1,302,255	$1,235,767
Average fixed rate	1.68%	2.42%	2.22%	2.22%	2.11%
Variable rate	$471,937	$372,277	$844,214	$844,725	$509,727
Average variable rate	1.13%	1.46%	1.28%	1.28%	1.40%
Total cash equivalents and short-term investments	$830,748	$1,313,722	$2,144,470	$2,146,980	$1,745,494
Average rate	1.37%	2.15%	1.85%	1.85%	1.90%
Long-term obligations:
Fixed rate	$330	$524,142	$524,472	$524,472	$524,578
Average fixed rate (1)	3.68%	0.28%	0.28%	0.28%	0.28%
Variable rate (2)	$186,373	$194,257	$380,630	$380,630	$380,630
Average variable rate	2.45%	2.45%	2.45%	2.45%	2.45%

(1)	Not included in the average fixed rate is the amortization of the underwriting and issuance costs for the $520.0 million convertible subordinated notes. If this was included, our average fixed rate for these notes would be 1.04% for 2005 and thereafter.

(2)	$186.4 million of the variable rate long-term debt is, in effect, a fixed rate as the result of the interest rate swaps (see Note 12, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements) entered into by VERITAS. Including the effect of these interest rate swaps, the average fixed rate would be 6.14%.

Equity Price Risk

     We have made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other than temporary. For the three months ended March 31, 2004, we realized a gain of $7.5 million on the sale of a strategic investment. For the three months ended March 31, 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of the investments that was other than temporary. The losses represented other-than-temporary declines in the fair value of our investments and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition among other factors. As of March 31, 2004, our strategic investments had a carrying value of $2.9 million, and we determined that there was no further impairment in these investments at that date. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

Item 4. Controls and Procedures

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. This evaluation has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures. As noted below, we have identified a material weakness in our internal controls that existed during 2003 and prior periods.

     Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in conformity with generally accepted accounting principles.

     Our chief executive officer and chief financial officer, with the assistance of our disclosure committee, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Our evaluation process included the identification, review and evaluation of the effectiveness of our disclosure controls and procedures applicable to the period covered under and existing through the filing of this periodic report. In addition, we sought to identify any changes to our internal controls during the quarter ended March 31, 2004 that would have a material effect on our internal controls, any significant deficiencies or material weaknesses in our internal controls and any acts of fraud involving personnel who had a significant role in our internal controls. We perform this type of evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K.

     As more fully described in our annual report on Form 10-K for the year ended December 31, 2003, we determined in March 2004 to restate our financial statements for 2002 and 2001 and to revise our previously announced financial results for 2003. Our decision to restate resulted from the findings of an independent investigation under the direction of our audit committee into past accounting practices that occurred in 2002 and prior periods. Following the investigation and our determination to restate our financial statements, we performed additional procedures to ensure the accuracy of our financial information. These additional procedures included a further review of internal documents, tests of certain system controls, cut-off procedures and a review of revenue transactions and other cost and expense accounts. As a result, we determined to correct additional errors made in 2003 and prior periods, including errors that were previously not recorded because in each such case and in aggregate we believed the amount of any such error was not material to our consolidated financial statements. We also made certain revenue, expense and balance sheet reclassifications.

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

     Based on an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report, and subject to the information set forth in this Item 4, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this report on Form 10-Q, is made known to them on a timely basis. Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Appearing as exhibits to this periodic report are the certifications of our chief executive officer and the chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. This Item 4 should be read in conjunction with the certifications for a more complete understanding of the topics presented.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

     In June 2004, we restated our financial statements for 2002 and 2001 and revised our previously announced financial results for 2003. Prior to the restatement, we voluntarily disclosed to the staff of the SEC past accounting practices applicable to our 2002 and 2001 financial statements that we determined were not in compliance with GAAP. For more information regarding the restatement of our financial statements for 2002 and 2001, including the corresponding interim periods for 2002 and 2001, and the interim periods ended March, June and September 2003, and the revision of our financial results for 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10K for the year ended December 31, 2003.

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

     On October 23, 2001, Storage Computer Corporation sued VERITAS in the United States District Court for the Northern District of Texas alleging infringement of one of Storage Computer Corporation’s patents. Currently, Storage Computer Corporation is alleging we infringed two of their U.S. patents. We have denied all material allegations in the complaints, filed counterclaims for declaratory judgment of invalidity and non-infringement of the patents-in-suit and alleged their infringement of one of our patents. Storage Computer Corporation is seeking damages of approximately $50.0 million, treble damages, costs of suit and attorneys’ fees and a permanent injunction from further alleged infringement. On March 12, 2004, the Court granted our motions for summary judgment of non-infringement of the two patents at issue, and denied Storage Computer’s motion for partial summary judgment. The Court did not address additional matters raised in our motion. Storage Computer Corporation recently filed a notice of appeal.

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

Item 5. Other Information

     2004 Annual Meeting of Stockholders. Our 2004 annual meeting of stockholders will be held at our principal executive offices located at 350 Ellis Street, Mountain View, California 94043 on Wednesday, August 25, 2004, beginning at 8:30 a.m. Pacific Time.

     Stockholder Proposals for 2004 Annual Meeting. If you want us to consider including a proposal in our proxy statement for our 2004 annual meeting of stockholders, you must deliver a copy of your proposal to our Secretary at our principal executive offices at 350 Ellis Street, Mountain View, California 94043 no later than June 26, 2004. If you intend to present a proposal or nominate directors at our 2004 annual meeting of stockholders, but you do not intend to have it included in our proxy statement, you must deliver a written copy of your proposal or notice of director nomination to our Secretary at our principal executive offices by June 26, 2004. If we do not receive your proposal within the specified time frame, you will not be permitted to raise your proposal at the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01

3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03

3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

(b)	Reports on Form 8-K

Date of Report	Item(s)	Description
1/28/04	12	VERITAS announces financial results for the year and quarter ended

Date of Report	Item(s)	Description
		December 31, 2003.

3/15/04	12	VERITAS announces delay in filing its annual report on Form 10-K for the year ended December 31, 2003, restatement of financial statements for 2001 and 2002 and revisions to reported results for 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 11, 2004.

VERITAS SOFTWARE CORPORATION

By: /s/ Edwin J. Gillis

Edwin J. Gillis
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

(a)	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01

3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03

3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X