Form 10-Q
period 2004-06-30
VERITAS SOFTWARE CORP /DE/
filed 2004-08-09
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      The number of shares of the registrant’s common stock outstanding as of July 30, 2004 was 432,828,668 shares.

VERITAS SOFTWARE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,048,618	$823,171
Short-term investments	1,701,487	1,679,844
Accounts receivable, net of allowance for doubtful accounts of $5,865 and $7,479, respectively	171,498	250,098
Other current assets	66,841	60,254
Deferred income taxes	36,333	30,302

Total current assets	3,024,777	2,843,669
Property and equipment, net	569,264	572,977
Other intangibles, net	86,139	81,344
Goodwill	1,809,309	1,755,591
Other non-current assets	23,707	25,385
Deferred income taxes	83,201	69,500

	$5,596,397	$5,348,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,098	$38,289
Accrued compensation and benefits	110,797	124,655
Accrued acquisition and restructuring costs	22,789	25,051
Other accrued liabilities	67,412	83,184
Current portion of long-term debt	186,373	—
Income taxes payable	159,058	141,623
Deferred revenue	422,584	398,772

Total current liabilities	1,008,111	811,574
Convertible subordinated notes	520,000	520,000
Long-term debt	194,257	380,630
Accrued acquisition and restructuring costs	60,080	69,019
Other long-term liabilities	24,881	23,649

Total liabilities	1,807,329	1,804,872

Stockholders’ equity:
Common stock	461	458
Additional paid-in capital	7,013,156	6,941,798
Accumulated deficit	(1,191,558)	(1,378,076)
Deferred stock-based compensation	(12,183)	(8,455)
Accumulated other comprehensive income (loss)	(2,505)	6,172
Treasury stock, at cost; 28,609 shares at June 30, 2004 and December 31, 2003	(2,018,303)	(2,018,303)

Total stockholders’ equity	3,789,068	3,543,594

	$5,596,397	$5,348,466

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands, except per share amounts)
Net revenue:
User license fees	$269,916	$252,801	$572,325	$500,256
Services	215,118	155,567	398,456	298,248

Total net revenue	485,034	408,368	970,781	798,504
Cost of revenue:
User license fees	8,878	11,716	18,397	23,633
Services(1)	66,812	54,807	132,655	107,109
Amortization of developed technology	4,055	10,554	7,879	25,336

Total cost of revenue	79,745	77,077	158,931	156,078

Gross profit	405,289	331,291	811,850	642,426
Operating expenses:
Selling and marketing(1)	151,580	121,843	294,618	237,141
Research and development(1)	83,580	71,468	163,504	142,056
General and administrative(1)	46,389	39,638	94,138	77,817
Amortization of other intangibles	2,409	12,250	4,803	30,441
In-process research and development	—	15,300	400	19,400

Total operating expenses	283,958	260,499	557,463	506,855

Income from operations	121,331	70,792	254,387	135,571
Interest and other income, net	10,438	13,891	21,764	24,903
Interest expense	(6,000)	(7,798)	(11,702)	(15,536)
Gain (loss) on strategic investments	—	—	7,496	(3,518)

Income before income taxes	125,769	76,885	271,945	141,420
Provision for income taxes	39,299	31,251	85,427	52,682

Net income	$86,470	$45,634	$186,518	$88,738

Net income per share — basic	$0.20	$0.11	$0.43	$0.21

Number of shares used in computing per share amounts — basic	431,943	415,621	431,329	414,270

Net income per share — diluted	$0.20	$0.11	$0.42	$0.21

Number of shares used in computing per share amounts — diluted	442,361	427,939	443,622	424,275

(1)	Amortization of stock-based compensation consists of:

Services	$66	$—	$303	$—
Selling and marketing	981	—	3,862	—
Research and development	614	416	1,836	730
General and administrative	24	—	768	—

Total amortization of stock-based compensation	$1,685	$416	$6,769	$730

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$186,518	$88,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,731	61,899
Amortization of developed technology	7,879	25,336
Amortization of other intangibles	4,803	30,441
In-process research and development	400	19,400
Provision for (recovery of) allowance for doubtful accounts	(836)	1,475
Stock-based compensation	6,769	730
Tax benefits from stock plans	8,618	11,065
(Gain) loss on strategic investments	(7,496)	3,518
(Gain) loss on sale and disposal of assets	909	(428)
Deferred income taxes	(18,923)	(23,359)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	77,729	52,712
Other assets	(8,053)	6,200
Accounts payable	863	(929)
Accrued compensation and benefits	(13,911)	(14,398)
Accrued acquisition and restructuring costs	(12,888)	(10,193)
Other liabilities	(10,268)	(6,133)
Income taxes payable	17,517	50,164
Deferred revenue	21,633	25,656

Net cash provided by operating activities	320,994	321,894
Cash flows from investing activities:
Purchases of investments	(1,651,284)	(930,935)
Sales and maturities of investments	1,624,392	1,160,013
Purchases of property and equipment	(53,005)	(34,998)
Purchase of businesses and technology, net of cash acquired	(68,987)	(333,739)
Payments made for prior year business and technology acquisitions	—	(4,152)

Net cash used for investing activities	(148,884)	(143,811)
Cash flows from financing activities:
Additional issuance costs for convertible subordinated debt	(170)	—
Proceeds from issuance of common stock	52,249	58,984

Net cash provided by financing activities	52,079	58,984
Effect of exchange rate changes on cash and cash equivalents	1,258	15,889

Net increase in cash and cash equivalents	225,447	252,956
Cash and cash equivalents at beginning of period	823,171	764,062

Cash and cash equivalents at end of period	$1,048,618	$1,017,018

Supplemental disclosures:
Cash paid for interest	$8,855	$5,992

Cash paid for income taxes	$88,674	$15,808

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in VERITAS Software Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Accounting for Stock-Based Compensation

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. Since the exercise price of options granted under the Company’s stock option plans is equal to the market value on the date of grant, no compensation cost has been recognized for grants under such plans. In accordance with APB Opinion No. 25, the Company does not recognize compensation cost related to its employee stock purchase plan. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income (loss):
As reported	$86,470	$45,634	$186,518	$88,738
Add:
Stock-based compensation expense included in net income, net of tax	1,112	279	4,468	489
Less:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(76,313)	(76,513)	(147,429)	(152,047)

Pro forma	$11,269	$(30,600)	$43,557	$(62,820)

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Basic income (loss) per share:
As reported	$0.20	$0.11	$0.43	$0.21

Pro forma	$0.03	$(0.07)	$0.10	$(0.15)

Diluted income (loss) per share:
As reported	$0.20	$0.11	$0.42	$0.21

Pro forma	$0.03	$(0.07)	$0.10	$(0.15)

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

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Risk-free interest rate	3.36%	2.57%	2.74%	2.74%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	4.0 years	5.0 years	4.0 years	5.0 years
Volatility of common stock	52%	90%	54%	90%

      The fair value of the employees’ purchase rights under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants under the employee stock purchase plan for the three months ended June 30, 2004 and 2003.

      As a result of the Company’s restatement of its financial statements for 2002 and 2001 and the delay in filing its Form 10-K for the year ended December 31, 2003, the Company suspended option-holders’ ability to use the Company’s registration statements for its stock option plans (the “Plans”). As a result, option-holders were unable to exercise options under the Plans until such time as the Company filed its Form 10-K for the year ended December 31, 2003 and lifted the suspension on the use of the registration statements. Pursuant to the terms of the Plans, options held by certain former employees of the Company were scheduled to expire during the suspension period. On March 15, 2004, the Company extended the expiration date of such options for a period of 15 days from the date of filing the Form 10-K, which was considered a modification of such

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options. For the six months ended June 30, 2004, $4.3 million was expensed in the statement of operations as a result of this modification.

4.	Net Income per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Numerator:
Net income	$86,470	$45,634	$186,518	$88,738

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	431,943	415,621	431,329	414,270
Potential common shares	10,418	12,318	12,293	10,005

Denominator for diluted net income per share	442,361	427,939	443,622	424,275

Basic net income per share	$0.20	$0.11	$0.43	$0.21

Diluted net income per share	$0.20	$0.11	$0.42	$0.21

      For the three and six months ended June 30, 2004 and 2003, potential common shares consist of employee stock options using the treasury stock method. The following table sets forth the potential common shares that were excluded from the net income per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Employee stock options outstanding(1)	39,961	34,572	31,726	38,363
5.25% convertible subordinated notes(2)	—	6,695	—	6,695
1.856% convertible subordinated notes(2)	—	12,981	—	12,981
0.25% convertible subordinated notes(3)	11,274	—	11,274	—

(1)	These employee stock options were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

(2)	Potential common shares issuable upon the conversion of the Company’s 5.25% and 1.856% convertible subordinated notes were excluded from the computation of diluted net income per share because the impact of adding back after tax interest expense associated with the convertible subordinated notes, and including the potential common shares, would be antidilutive.

(3)	Potential common shares related to the Company’s 0.25% convertible subordinated notes were excluded from the computation of diluted net income per share because the specified circumstances under which the 0.25% notes are convertible prior to maturity have not been met (see Note 9).

      The weighted average exercise prices of employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $56.70 and $61.92 per share for the three months ended June 30, 2004 and 2003, respectively and $63.93 and $58.45 per share for the six months ended June 30, 2004 and 2003, respectively.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Combinations

Ejasent, Inc.

      On January 20, 2004, the Company acquired all of the outstanding capital stock of Ejasent, Inc. (“Ejasent”), a privately held provider of application virtualization technology for utility computing. The Company acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application, to the Company’s growing utility computing portfolio. The Ejasent acquisition was accounted for using the purchase method of accounting for total purchase consideration of $61.4 million, which included $47.8 million in cash and $13.6 million of acquisition-related costs. The purchase price was allocated to goodwill of $53.7 million, developed technology of $10.2 million, other intangibles of $1.9 million, in-process research and development (“IPR&D”) of $0.4 million, net deferred tax liabilities of $4.6 million and net tangible liabilities of $0.2 million. The weighted average amortization period for all purchased intangible assets is 4.4 years. Acquisition-related costs consist of $11.5 million of change in control bonuses and direct transaction costs of $2.1 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $13.3 million through June 30, 2004. The results of operations of Ejasent were included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact of the acquisition on the Company’s results of operations is not significant.

Precise Software Solutions Ltd.

      On June 30, 2003, the Company acquired all of the outstanding common stock of Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products. The Company acquired Precise in order to expand its product and service offerings across storage, databases and application management. The Precise acquisition was accounted for using the purchase method of accounting for total purchase consideration of $715.1 million, which included 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash, $94.0 million relating to the assumption of Precise’s outstanding vested and unvested stock options for 4.4 million shares of the Company’s common stock and $12.7 million of acquisition-related costs. The purchase price was allocated to goodwill of $509.7 million, developed technology of $27.6 million, other intangibles of $34.3 million, IPR&D of $15.3 million, net deferred tax liabilities of $21.4 million, deferred stock-based compensation of $7.3 million and net tangible assets of $142.3 million. The weighted average amortization period for all purchased intangible assets is 3.7 years. The acquired IPR&D of $15.3 million was written off and the related charge was expensed in the statement of operations in the second quarter of 2003. Acquisition-related costs of $12.7 million consist of $9.0 million associated with investment banking and other professional fees, $3.3 million for terminating and satisfying existing lease commitments and $0.4 million for severance-related costs. Total cash outlays for acquisition-related costs were approximately $8.8 million for investment banking and other professional fees, $0.4 million for severance and $0.5 million for leases through June 30, 2004.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets related to the acquisition of $4.7 million per quarter and amortization of deferred compensation of $0.5 million per quarter. The unaudited pro forma information is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(In thousands, except per share amounts)
Total net revenue	$418,055	$830,346
Net income	$32,113	$72,235
Net income per share — basic	$0.08	$0.17
Net income per share — diluted	$0.07	$0.17

Jareva Technologies, Inc.

      On January 27, 2003, the Company acquired all of the outstanding capital stock of Jareva Technologies, Inc. (“Jareva”), a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. The Company acquired Jareva to integrate Jareva’s technology into the Company’s software products to enable the Company’s customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition was accounted for using the purchase method of accounting for total purchase consideration of $68.7 million, which included $58.7 million of cash, $6.8 million relating to the assumption of options exercisable for 426,766 shares of the Company’s common stock and $3.2 million of acquisition-related costs. The purchase price was allocated to goodwill of $51.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, IPR&D of $4.1 million, net deferred tax liabilities of $6.1 million, deferred stock-based compensation of $4.6 million and net tangible assets of $3.8 million. The weighted average amortization period for all purchased intangible assets is 3.3 years. The acquired IPR&D of $4.1 million was written off and the related charge was expensed in the statement of operations in the first quarter of 2003. Acquisition-related costs of $3.2 million consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs, and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $1.8 million through June 30, 2004. The results of operations of Jareva are included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact on the Company’s results of operations is not significant.

6.	Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce:

	June 30,	December 31,
	2004	2003

	(In thousands)
Goodwill:
Gross carrying amount	$3,895,936	$3,842,218
Less — accumulated amortization	(2,086,627)	(2,086,627)

Net carrying amount of goodwill	$1,809,309	$1,755,591

      During the first quarter of 2004, the Company acquired Ejasent (see Note 5), which increased goodwill by $53.7 million.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized:

	June 30, 2004

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$299,749	$245,677	$54,072
Distribution channels	234,800	234,800	—
Trademarks	26,650	25,500	1,150
Other intangible assets	60,612	38,502	22,110

Intangibles related to acquisitions	621,811	544,479	77,332
Convertible subordinated notes issuance costs	12,571	3,764	8,807

Total other intangibles	$634,382	$548,243	$86,139

	December 31, 2003

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$287,949	$237,043	$50,906
Distribution channels	234,800	234,800	—
Trademarks	26,650	24,925	1,725
Other intangible assets	51,734	33,714	18,020

Intangibles related to business acquisitions	601,133	530,482	70,651
Convertible subordinated notes issuance costs	12,401	1,708	10,693

Total other intangibles	$613,534	$532,190	$81,344

      Total amortization expense of intangible assets related to acquisitions is set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Developed technology	$4,433	$10,887	$8,634	$25,985
Distribution channels	—	9,783	—	24,458
Trademarks	288	1,015	575	2,537
Other intangible assets	2,519	1,612	4,788	3,668

Total amortization expense	$7,240	$23,297	$13,997	$56,648

      Total amortization expense for developed technology and other intangibles includes approximately $0.8 million and $0.5 million, respectively, for the three months ended June 30, 2004 and 2003 and approximately $1.3 million and $0.9 million, respectively, for the six months ended June 30, 2004 and 2003 that is included in cost of user license fees.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total expected future annual amortization of intangible assets related to acquisitions is set forth in the table below:

Future
Amortization

(In thousands)
2004	$13,346
2005	25,942
2006	23,910
2007	12,077
2008	1,912
2009	145

Total	$77,332

7.	Strategic Investments

      The Company holds investments in capital stock of several privately-held companies. The total carrying amount of these strategic investments was $2.7 million at June 30, 2004 and $5.4 million at December 31, 2003. These strategic investments are included in other non-current assets. For the six months ended June 30, 2004, the Company realized a gain of $7.5 million on the sale of a strategic investment. The Company recorded no impairment losses on strategic investments for the three and six months ended June 30, 2004 and for the three months ended June 30, 2003. The Company recorded $3.5 million of impairment losses for the six months ended June 30, 2003. The losses realized represent other-than-temporary declines in the fair value of the investment and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current cash burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition, among other factors.

8.	Accrued Restructuring Costs

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjustments to the accrued restructuring costs will be made if actual lease exit costs or sublease income differ from amounts currently expected. As a portion of the accrued restructuring costs relate to international locations, the accrual will be affected by exchange rate fluctuations. The impact of exchange rate fluctuations is recorded in accumulated other comprehensive income on the balance sheet.

      The portion of the accrual expected to be utilized through June 30, 2005 of $16.7 million has been classified in the current portion of accrued acquisition and restructuring costs. The portion of the accrual expected to be utilized in periods subsequent to June 30, 2005 of $56.3 million has been classified in the non-current portion of accrued acquisition and restructuring costs. The components of the accrued restructuring costs and movements within these components through June 30, 2004 were as follows:

	Facilities	Asset
	Related Costs	Write-offs	Total

	(In millions)
Balance at December 31, 2003	$79.8	$2.1	$81.9
Cash payments	(3.8)	—	(3.8)
Asset write-offs	—	(2.1)	(2.1)
Impact of exchange rates	0.6	—	0.6

Balance at March 31, 2004	76.6	—	76.6
Cash payments	(3.8)	—	(3.8)
Impact of exchange rates	0.2	—	0.2

Balance at June 30, 2004	$73.0	$—	$73.0

      Included in total accrued acquisition and restructuring costs of $82.9 million as of June 30, 2004 are the $73.0 million balance related to the facility restructuring plan discussed above, the remaining acquisition costs to be paid in connection with the Company’s acquisitions (see Note 5) and the remaining restructuring costs to be paid for other restructuring plans.

9.	Convertible Subordinated Notes

      In August 2003, the Company issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013 (the “0.25% Notes”), to several initial purchasers in a private offering, for which the Company received net proceeds of approximately $508.2 million. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of the Company’s registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will accrue such additional interest until the registration statement is declared effective or until the Company is no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under specified circumstances, into shares of the Company’s common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share.

10.	Long-Term Debt

      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility in April 2003. The Mountain View facility includes 425,000 square feet and serves as the Company’s corporate headquarters and for research and development functions. The Milpitas facility includes 466,000 square feet and is primarily used for technical support, sales and general corporate functions. The Roseville facility includes 204,000 square feet and provides space for technical support and research and development functions. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, the Company accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, the Company adopted Financial Accounting Standards Board, or FASB, Interpretation Number (“FIN”) 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and the Company is considered the primary beneficiary. Accordingly, the Company began consolidating these variable interest entities on July 1, 2003 and has included the property and equipment and long-term debt on its balance sheet at June 30, 2004 and December 31, 2003 and the results of their operations in its consolidated statement of operations for the three and six months ended June 30, 2004. As of June 30, 2004, approximately $186.4 million of debt has been classified as current as the lease terms for Mountain View and Roseville facilities expire in March 2005.

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

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View, California and Roseville, Minnesota agreements (see Note 12). Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three months ended June 30, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $4.0 million and $4.1 million, respectively and for the six months ended June 30, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $8.0 million and $8.2 million, respectively. The payments for the three and six months ended June 30, 2004 were included in interest expense in the consolidated statement of operations in accordance with FIN 46. The payments made for the three and six months ended June 30, 2003 were classified as rent expense and included in cost of revenue and operating expenses, in accordance with SFAS No. 13.

      The agreements for the facilities described above require that the Company maintain specified financial covenants, all of which the Company was in compliance with as of June 30, 2004. The specified financial covenants as of June 30, 2004 require the Company to maintain a minimum rolling four quarters earning before interest, taxes, depreciation and amortization (“EBITDA”) of $400.0 million, a minimum ratio of cash and cash equivalents and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents the Company’s net income for the applicable period, plus interest expense, taxes, depreciation and amortization

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

11.	Comprehensive Income

      The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Net income	$86,470	$45,634	$186,518	$88,738
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23	10,729	(2,105)	14,639
Derivative financial instrument adjustments	2,423	323	3,343	(248)
Unrealized gain (loss) on marketable securities	(11,210)	82	(9,915)	(114)

Comprehensive income	$77,706	$56,768	$177,841	$103,015

      The components of accumulated other comprehensive income (loss) are:

	June 30,	December 31,
	2004	2003

	(In thousands)
Foreign currency translation adjustments	$11,351	$13,456
Derivative financial instrument adjustments	(4,439)	(7,782)
Unrealized gain (loss) on marketable securities	(9,417)	498

Accumulated other comprehensive income (loss)	$(2,505)	$6,172

12.	Derivative Financial Instruments

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

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt related to Mountain View, California and Roseville, Minnesota build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR. The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of June 30, 2004, the fair value of the interest rate swaps was $(4.4) million and was recorded in other long-term liabilities. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements. On July 1, 2003, the Company began accounting for its variable interest rate debt in accordance with FIN 46 (see Note 10). In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it was based on a 3-month LIBOR. However, with the adoption of FIN 46, the Company redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

      As of June 30, 2004, the total gross notional amount of the Company’s forward contracts was approximately $101.9 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had terms of 32 days or less and settled on July 30, 2004. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) and fair market value of the outstanding forward contracts at June 30, 2004 were not material to the Company’s consolidated financial statements.

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

Geographic Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
User license fees(1):
United States	$142,751	$152,377	$315,261	$310,268
Europe(2)	89,545	68,024	179,244	126,288
Other(3)	37,620	32,400	77,820	63,700

Total user license fees	269,916	252,801	572,325	500,256

Services(1):
United States	146,006	112,702	271,745	213,655
Europe(2)	50,833	29,265	91,833	59,193
Other(3)	18,279	13,600	34,878	25,400

Total services	215,118	155,567	398,456	298,248

Total net revenue	$485,034	$408,368	$970,781	$798,504

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2004	2003

	(In thousands)
Long-lived assets(4):
United States	$1,960,425	$1,902,181
Europe(2)	484,906	483,315
Other(3)	10,574	13,723

Total	2,455,905	2,399,219
Other assets, including current	3,140,492	2,949,247

Total consolidated assets	$5,596,397	$5,348,466

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes.

      For the three and six months ended June 30, 2004, no customer represented 10% or more of the Company’s net revenue. For the three and six months ended June 30, 2003, a distributor that sells the Company’s products and services through resellers, accounted for 10% of the Company’s net revenue.

User License Fees Information

      The Company markets and distributes its software products both as stand-alone software products and as integrated product suites, also referenced as application solutions. The Company derives its user license fees from the licensing of its technology, segregated into three product areas: Data Protection, which include its NetBackup and Backup Exec product families; Storage Management, which includes its Storage Foundation Suites, which includes File Systems, Volume Manager, replication, Database Editions and storage resource management product families; and Utility Computing Infrastructure, which includes its clustering, high-availability offerings, application performance management, OpForce and CommandCentral Service product families. User license fees by product area were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In millions, except percentages)
User license fees:
Data protection	$151.3	$147.2	$313.1	$286.5
Storage management	74.3	64.1	158.2	125.3
Utility computing infrastructure	44.3	41.5	101.0	88.5

Total user license fees	$269.9	$252.8	$572.3	$500.3

14.	Credit Facility

      During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.3 million USD). At June 30, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2004 and is due to expire in March 2005. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, a wholly-owned subsidiary of the Company.

15.	Commitments and Contingencies

Acquired Technology

      On October 1, 2002, the Company acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.5 million as of June 30, 2004 and $4.6 million as of December 31, 2003 and is included in other long-term liabilities.

SEC Related Matters

      SEC Investigation. As previously disclosed, since the third quarter of 2002, the Company has received subpoenas issued by the Securities Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner. The SEC has requested information concerning the facts and circumstances surrounding the Company’s transactions with AOL Time Warner (“AOL”), and related accounting and disclosure matters. The Company’s transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by the Company of advertising services from AOL at a stated value of $20.0 million. In March 2003, the Company restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20.0 million. The restatement included an additional reduction in revenues and expenses of $1.0 million related to two other contemporaneous transactions with other parties entered into in 2000 that involved software licenses and the purchase of on-line advertising services.

      In March 2004, the Company announced its intention to restate its financial statements for 2002 and 2001. The decision resulted from the findings of an investigation into past accounting practices that concluded on March 12, 2004. The investigation resulted from concerns raised by an employee in late 2003, which led to a detailed review of the matter in accordance with the Company’s corporate governance processes, including the reporting of the matter to the audit committee of the Company’s board of directors, and to KPMG LLP, the Company’s independent registered public accounting firm. The audit committee retained independent counsel to investigate issues relating to these past accounting practices, and the audit committee’s counsel retained independent accountants to assist with the investigation. In the first quarter of 2004, the Company voluntarily disclosed to the staff of the SEC past accounting practices applicable to its 2002 and 2001 financial statements that were not in compliance with GAAP. For more information regarding the audit committee’s investigation and the restatement of the Company’s financial statements for 2002 and 2001, including the corresponding interim periods for 2002 and 2001 and the interim periods ended March, June and September 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations,” “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

      The Company and its audit committee continue to cooperate with the SEC in its review of these matters. At this time, the Company cannot predict the outcome of the SEC’s review.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

      After the Company announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On December 10, 2003, the District Court granted the defendants’ motion to dismiss the consolidated complaint, with leave to amend. On May 19, 2004, the District Court granted the defendants’ motion to dismiss the plaintiffs’ first amended complaint, with leave to amend. On June 30, 2004, an amended complaint was filed with the Court in this matter. In 2003 several complaints purporting to be derivative actions were filed in California state court against some of the Company’s directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately the Company’s financial reporting. The state court complaints have been consolidated into the action In Re VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County and is currently pending. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any.

      On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. VERITAS Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with the Company’s announcement on July 6, 2004 that it expected its results of operations for the fiscal quarter ended June 30, 2004 to fall below estimates that were earlier provided by the Company. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court against the same defendants named in the Kuck lawsuit. These complaints are based on the same facts and circumstances as the Kuck lawsuit. These cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any.

      On October 23, 2001, Storage Computer Corporation sued VERITAS in the United States District Court for the Northern District of Texas for alleged patent infringement. VERITAS denied such claims of infringement and countersued for, among other things, infringement of certain of its patents. On March 12, 2004, the Court granted VERITAS’ dispositive motions for summary judgment of non-infringement under the patents asserted by Storage Computer Corporation. Storage Computer Corporation subsequently filed a notice of appeal. On June 18, 2004, the Court dismissed Storage Computer Corporation’s notice of appeal. As of August 4, 2004, the parties have reached a settlement of all claims and have moved for a dismissal of the matter with prejudice.

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

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For each of the matters noted, the Company does not believe that it is probable that a liability has been incurred nor does it believe that the amount of any loss can be reasonably estimated. Accordingly, no liability has been accrued for these matters.

16.	Subsequent Events

      In July 2004, the Company acquired all of the outstanding capital stock of Invio Software, Inc. (“Invio”), a privately held supplier of information technology (“IT”) process automation technology. The Company acquired Invio to extend the capability of software products that enable utility computing by offering customers a tool for standardizing and automating IT service delivery in key areas such as storage provisioning, server provisioning and data protection. The Invio acquisition will be accounted for using the purchase method of accounting for cash consideration of approximately $35 million.

      In July 2004, the Company’s board of directors authorized a program by which the Company may repurchase up to $500.0 million of the Company’s common stock over the next 12 to 18 months.

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

Overview

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our company. MD&A is provided as a supplement to — and should be read in conjunction with — our condensed consolidated financial statements and the accompanying notes.

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

      We generate revenues, income and cash flows by licensing software products and selling related services to our customers, which include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries. We market our products and related services both directly and through a variety of indirect sales channels, which include value added resellers, or VARs, distributors, system integrators, or SIs, and original equipment manufacturers, or OEMs. Specifically, the channel mix for the three and six months ended June 30, 2004 was 55% and 57%, respectively, from sales to end-users and through VARs, and 45% and 43%, respectively, from other indirect sales channels, which includes 13% and 11%, respectively, from our OEM partners.

      We invest significantly in research and development activities and for the three and six months ended June 30, 2004, we spent $83.6 million and $163.5 million, respectively, on research and development. Our research and development efforts have been directed toward developing new products for UNIX, Linux and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as application performance management, server provisioning and centralized service level management.

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

      We expect to continue to grow the company organically and through acquisitions. In 2003, we completed two acquisitions that provided us with essential components of our utility computing infrastructure product strategy, including application performance management software and server provisioning technology. In January 2004, we completed the acquisition of Ejasent, Inc., which added application migration technology and in July 2004, we completed the acquisition of Invio Software, Inc., which added IT process automation technology to our utility computing infrastructure portfolio. We will continue to evaluate new strategic acquisitions in the future.

      Our revenue from international sales continues to increase primarily as a result of our increased investment in our international geographies, market strength in the emerging market areas in Europe and Asia and a favorable impact of changes in foreign currency exchange rates related to the weaker U.S. dollar. For the three and six months ended June 30, 2004, revenue from international sales, consisting of sales of licenses and services to customers located outside the U.S., increased 37% and 40% from the three and six months ended June 30, 2003, respectively, and represented 40% of our total revenue for the three and six months ended June 30, 2004.

Our Financial Position

      In the second quarter of 2004, our operating results were affected by several factors, including IT spending trends, lower than expected demand for our products in the U.S. enterprise portion of our business, the growing need of enterprises to effectively manage storage and computing infrastructure, the strength of our product offerings and the contribution of our recent acquisitions. In the first half of 2004, we experienced stronger IT spending in our customer base, resulting in stronger demand for our products and growth in our user license fees compared to the same period last year, especially in our international regions. The acquisition of Precise and the integration of the acquired products into our product offerings contributed to our growth, as did our increased sales penetration in international markets and the favorable impact of changes in foreign currency exchange rates. Additionally, our services revenue grew significantly due to new service contracts associated with user license fees as well as our success in increasing support contract renewals within our customer base.

      For the three months ended June 30, 2004, total revenue from sales in the U.S., consisting of sales of licenses and services to customers located in the U.S., increased 9% from the three months ended June 30, 2003. License revenue decreased by 6% from $152.4 million for the three months ended June 30, 2003 to $142.8 million for the three months ended June 30, 2004 as we saw customer buying patterns in enterprise accounts become more cautious leading to longer sales cycles and a smaller average deal size. U.S. services revenue increased by 30% from $112.7 million for the three months ended June 30, 2003 to $146.0 million for the three months ended June 30, 2004 primarily as a result of strong maintenance renewal rates and $7.0 million of U.S. retroactive maintenance revenue from one of our OEM partners.

      For the six months ended June 30, 2004, total revenue from sales in the U.S. increased 12% from the six months ended June 30, 2003 and represented approximately 60% of our total revenue for the first half of 2004.

      For the three and six months ended June 30, 2004, net revenue was $485.0 million and $970.8 million, respectively, an increase of 19% and 22%, respectively, from the three and six months ended June 30, 2003. Revenue from user license fees for the three and six months ended June 30, 2004 was $269.9 million and $572.3 million, respectively, an increase of 7% and 14%, respectively, from 2003, and representing 56% and 59% of total revenue, respectively. Services revenue for the three and six months ended June 30, 2004 was $215.1 million and $398.5 million, respectively, an increase of 38% and 34% from 2003, and representing 44% and 41% of total net revenue, respectively. Diluted net income per share for the three and six months ended June 30, 2004 was $0.20 and $0.42, respectively, up from $0.11 and $0.21 for the three and six months ended June 30, 2003, primarily as a result of earnings leverage from revenue growth and a reduction in acquisition-related expenses, such as amortization of intangibles and in-process research and development.

      We continue to generate cash from operations and to retain a significant balance of cash and short-term investments. As of June 30, 2004, we had $2,750.1 million in cash, cash equivalents and short-term investments, which represented 74% of our tangible assets. We generated $321.0 million of cash from operating activities for the six months ended June 30, 2004. We utilize cash in ways that management believes will provide an optimal return on investment. Principal uses of our cash include acquisitions of businesses and technologies and purchases of property and equipment.

Recent Acquisitions

      In July 2004, we acquired all of the outstanding capital stock of Invio, a privately held supplier of IT process automation technology. We acquired Invio to extend the capability of software products that enable utility computing by offering customers a tool for standardizing and automating IT service delivery in key areas such as storage provisioning, server provisioning and data protection. We will account for the Invio acquisition using the purchase method of accounting for cash consideration of approximately $35 million.

      In January 2004, we acquired Ejasent, a privately held provider of application virtualization technology for utility computing. We acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application. We accounted for the Ejasent acquisition using the purchase method of accounting for total purchase consideration of $61.4 million. We have included the results of operations of Ejasent in our consolidated financial statements beginning January 20, 2004. In connection with the acquisition of Ejasent, we allocated approximately $0.4 million of the purchase price to in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our condensed consolidated statement of operations for the six months ended June 30, 2004.

      In June 2003, we acquired Precise Software Solutions Ltd., a provider of application performance management products. We acquired Precise to expand our product and service offerings across storage, databases and application performance management. We accounted for the Precise acquisition using the purchase method of accounting for total purchase consideration of $715.1 million. We have included the results of operations of Precise in our consolidated financial statements beginning July 1, 2003. In connection with the acquisition of Precise, we allocated approximately $15.3 million of the purchase price to IPR&D that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our condensed consolidated statement of operations for the three and six months ended June 30, 2003.

      In January 2003, we acquired Jareva Technologies, Inc., or Jareva, a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. We acquired Jareva to integrate its technology into our software products. This technology enables our customers to optimize their investments in server hardware by deploying new server resources on demand. We accounted for the Jareva acquisition using the purchase method of accounting for total purchase consideration of $68.7 million. We have expensed the acquired IPR&D of $4.1 million in our consolidated statement of operations for the six months ended June 30, 2003.

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

Revenue Recognition

      We make significant judgments related to revenue recognition. For each arrangement, we make significant judgments regarding the fair value of multiple elements contained in our arrangements, judgments regarding whether our fees are fixed or determinable and judgments regarding whether collectibility is probable. We also make significant judgments when accounting for concurrent transactions with our suppliers and in our accounting for potential product returns and, in some cases, we also have discretion over the timing of product shipments. These decisions, and their effect on revenue recognition, are discussed below.

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

      Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with Statement of Position, or SOP, No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, we allocate and defer revenue for the undelivered elements based on vendor-specific objective evidence, or VSOE, of fair value, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. Undelivered elements typically include maintenance and technical support, consulting and education services. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement will be deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which we cannot establish VSOE, we will recognize the entire arrangement fees ratably over the maintenance and support term.

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

Indirect Channel Sales

      We generally recognize revenue from licensing of software products through our indirect sales channel upon sell-through or when evidence of an end-user exists. For certain types of customers, such as distributors, we recognize revenue upon receipt of a point of sales report, which is our evidence that the products have been sold through to an end-user. For resellers, we recognize revenue when we obtain evidence that an end-user exists, which is usually when the software is delivered. For licensing of our software to original equipment manufacturers, or OEMs, royalty revenue is recognized when the OEM reports the sale of software to an end-user customer, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.

Transactions with our Suppliers

      Some of our customers are also our suppliers. Occasionally, in the normal course of business, we purchase goods or services for our operations from these suppliers at or about the same time we license our software to them. We also have multi-year agreements under which we receive sub-licensing royalty payments from OEMs from whom we may also purchase goods or services. We identify and review significant transactions to confirm that they are separately negotiated, settled in cash, and recorded at terms we consider to be arm’s length. In addition, the goods or services have generally been budgeted in advance of the transaction, are necessary for our current operations and are expected to be placed in service shortly after purchase. In cases where the transactions are not separately negotiated, we apply the provisions of Accounting Principles Board, or APB, Opinion No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force Issue, or EITF, No. 01-02, Interpretations of APB Opinion 29. If the fair values are reasonably determinable, revenue is recorded at the fair values of the products delivered or products or services received, whichever is more readily determinable. If we can not determine fair value of either of the goods or services involved within reasonable limits, we record the transaction on a net basis. License revenue associated with software licenses entered into with our suppliers at or about the same time we purchase goods or services from them is not material to our consolidated financial statements.

Product Returns

      We estimate potential future product returns based on our analysis of historical return rates and reduce current period product revenue accordingly. Actual returns may vary from estimates if we experience a change from historical sales and returns patterns or if there are unanticipated changes in competitive or economic conditions that affect our actual returns.

Delivery of Software Products

      Delivery of our software products is a prerequisite to the recognition of software license revenue. We consider delivery complete when the software products have been shipped and the customer has access to license keys. If arrangements include an acceptance provision, we defer revenue and recognize it upon the earlier of receipt of written customer acceptance or expiration of the acceptance period. In some cases, we have discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, we consider a number of factors, including: the effect of the related license revenue on our business plan; the delivery dates requested by customers and resellers; the amount of software license orders received in the quarter; the amount of software license orders shipped in the quarter; the degree to which software license orders received are concentrated at the end of a quarter; and our operational capacity to fulfill software license orders at the end of a quarter.

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

      Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	significant underperformance of our company relative to expected operating results;

•	our net book value compared to our market capitalization;

•	significant adverse economic and industry trends;

•	significant decrease in the market value of the asset;

•	the extent to which we use an asset or changes in the manner in which we use it; and

•	significant changes to the asset since we acquired it.

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

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. As of June 30, 2004, we determined the valuation allowance to be $138.4 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are in specific geographical or jurisdictional locations or are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it would have a material impact on our financial statements.

Results of Operations

Net Revenue

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Total net revenue	$485.0	$408.4	19%	$970.8	$798.5	22%

      For the three and six months ended June 30, 2004, our total net revenue increased by $76.6 million or 19% and $172.3 million or 22%, respectively, due primarily to the growth in user license fees, which grew by 7% and 14%, increased sales penetration of international markets which grew by 37% and 40% and the continued growth of our services businesses which grew by 38% and 34% for the three and six months ended June 30, 2004 over 2003, respectively. During 2003 and 2004, as part of our strategy to increase our net revenues, we continued expanding our product portfolio and offerings, increased the computer platforms supported by our software and continued to invest in sales and service capacity internationally. Although net revenue decreased by $0.7 million from the first to second quarter of 2004 primarily due to weaker than expected sales of our products in the U.S. enterprise market, we expect net revenue to be relatively flat or slightly up in the third quarter of 2004 and to increase in the fourth quarter of 2004. This expectation assumes consistent penetration of international markets, the benefit of new product offerings, continued growth of services revenue and assuming improved general economic conditions result in stronger IT spending.

      For the three months ended June 30, 2004, we completed and recognized revenue for 15 transactions valued at over $1.0 million, including services, and 202 transactions valued at over $100,000. For the three months ended June 30, 2003, we completed and recognized revenue for 11 transactions valued at over $1.0 million, including services, and 221 transactions valued at over $100,000.

International Sales and Operations

      Our international sales consist of sales of licenses and services to customer locations outside the United States and are generated primarily through our international sales subsidiaries. International revenue, a majority of which is collectible in foreign currencies, accounted for approximately 40% and 35% of our total revenue for the three months ended June 30, 2004 and 2003, respectively, and 40% and 34% for the six months ended June 30, 2004 and 2003, respectively. Our international revenue increased 37% to $196.3 million and 40% to $383.8 million for the three and six months ended June 30, 2004 over 2003. During 2003 and through the second quarter of 2004, we saw continued strength in the emerging markets in Europe, Asia-Pacific and Japan. Additionally, during 2004 our international sales benefited from favorable foreign currency exchange rate movements relative to the weaker U.S. dollar. Excluding the benefit from foreign currency movement, the increase in international sales would have been 30% from the three months ended June 30, 2003 to 2004 and 31% from the six months ended June 30, 2003 to 2004. We expect that our international revenue will increase in absolute dollars and as a percent of total revenue for the remainder of 2004 because of the continued expansion of international markets and the focus and increased investment by our company in these markets.

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

User License Fees

      We market and distribute our software products both as standalone software products and as integrated product suites, which we also refer to as application solutions. We derive our user license fees from the licensing of our technology, segregated into three product categories: Data Protection, which includes our NetBackup and Backup Exec product families; Storage Management, which includes our Storage Foundation Suite Products, Database Editions and storage resource management product families; and Utility Computing Infrastructure, which includes our clustering, high-availability offerings, application performance management, or APM, OpForce and CommandCentral Service product families.

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
User license fees:
Data protection	$151.3	$147.2	3%	$313.1	$286.5	9%
Storage management	74.3	64.1	16	158.2	125.3	26
Utility computing infrastructure	44.3	41.5	7	101.0	88.5	14

Total user license fees	$269.9	$252.8	7%	$572.3	$500.3	14%

As a percentage of user license fees:
Data protection	56%	58%		54%	57%
Storage management	28	25		28	25
Utility computing infrastructure	16	17		18	18

Total user license fees	100%	100%		100%	100%

As a percentage of net revenue	56%	62%		59%	63%

      For the three and six months ended June 30, 2004 compared to 2003, user license fees increased by $17.1 million or 7% and $72.0 million or 14%, respectively, due to increased user license fees in our Europe and Asia-Pacific regions of 32% and 16%, respectively, for the three months ended June 30, 2004 over 2003 and 42% and 22% for the six months ended June 30, 2004 over 2003. These increases were offset by a 6% decrease in U.S. user license fees for the three months ended June 30, 2004 over 2003 and a 2% increase for the six months ended June 30, 2004 over 2003, reflecting weaker than expected license revenue in the U.S. enterprise market. User license fees increased across each product category for the three and six months ended June 30, 2004 over 2003 and remained relatively constant as a percentage of total user license fees. Data protection increased by $4.1 million and $26.6 million for the three and six months ended June 30, 2004, respectively, due primarily to increases in our core backup family of products, including NetBackup 5.0 which was introduced during the fourth quarter of 2003. Storage management increased $10.2 million and $32.9 million for the three and six months ended June 30, 2004, respectively, due primarily to increases in our replication and storage resource management products, including the introduction of Storage Foundation Suite 4.0 which was introduced during the first quarter of 2004. Utility computing infrastructure increased by $2.8 million and $12.5 million for the three and six months ended June 30, 2004, respectively, due primarily to increases in clustering, Database Editions/ Advanced Cluster and the addition of APM products as a result of our acquisition of Precise.

      User license fees from OEMs accounted for 12% of user license fees for the three and six months ended June 30, 2004 and 2003.

      Unfilled license orders were approximately $40.6 million and $49.3 million at June 30, 2004 and 2003, respectively. Unfilled license orders represent cancelable and non-cancelable license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We generally ship our software products within 30 days after acceptance of customer orders. We do not believe that unfilled license orders are a consistent or reliable indicator of future results.

      Deferred license revenue was approximately $11.6 million and $9.2 million at June 30, 2004 and 2003, respectively. Deferred license revenue represents license orders for our software products that have been billed to and paid by our customers and for which revenue will generally be earned within the next year. Deferred license revenue excludes license orders that have not been paid by our customers and that do not otherwise satisfy our revenue recognition criteria; these license orders were approximately $16.5 million and $4.0 million at June 30, 2004 and 2003, respectively.

Services Revenue

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Services revenue	$215.1	$155.6	38%	$398.5	$298.2	34%
As a percentage of net revenue	44%	38%		41%	37%

      We derive our services revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and education and training services. The increase in services revenue for the three and six months ended June 30, 2004 over 2003 was due primarily to the increase in software maintenance and technical support revenue of 43% and 37%, respectively. The increase in software maintenance and technical support revenue in the second quarter of 2004 was the result of a larger installed base of customers, greater focus on renewing customer support contracts, particularly internationally, and $12.1 million of retroactive maintenance revenue from one of our OEM partners, which is non-recurring. We expect our services revenue to increase in absolute dollars over time as we continue to grow our installed base of customers, continue our focus on renewing our software maintenance and technical support contracts, and increase demand for our consulting and education and training services.

      Deferred services revenue, which in the case of maintenance and technical support is generally recognized over the maintenance and support period of twelve months, or in the case of professional services, training or consulting services is generally recognized over the period the specific services are rendered, was approximately $411.0 million and $287.7 million at June 30, 2004 and 2003, respectively. The increase in deferred services revenue is the result of significant growth in our installed base of customers under software maintenance and technical support contracts and our continued focus on maintenance and technical support contract renewals.

Cost of Revenue

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Cost of revenue	$79.7	$77.1	3%	$158.9	$156.1	2%
As a percentage of net revenue	16%	19%		16%	20%

      Gross margin on user license fees, excluding amortization of developed technology, is substantially higher than gross margin on services revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and education services. Cost of services varies depending upon the mix of maintenance and technical support, consulting and education services. We expect gross margin to fluctuate in the future, reflecting changes in royalty rates on licensed technologies, the mix of license and services revenue and the timing of continued investment in our services organization and the recognition of revenue that we expect as a result of those investments.

Cost of User License Fees (including amortization of developed technology)

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Cost of user license fees:
User license fees	$8.9	$11.7	(24)%	$18.4	$23.6	(22)%
Amortization of developed technology	4.1	10.6	(62)%	7.9	25.3	(69)%

Total cost of user license fees	$13.0	$22.3	(42)%	$26.3	$48.9	(46)%

Gross margin:
User license fees including amortization of developed technology	95%	91%		95%	90%

      Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to acquisitions completed during 1999 and the first and second quarters of 2003. If we had excluded the amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 97% for the three and six months ended June 30, 2004 and 95% for the three and six months ended June 30, 2003. The gross margin on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross margins on user license fees to remain relatively constant.

      The decrease in amortization of developed technology for the second quarter and first half of 2004 over 2003 was primarily the result of the developed technology related to the 1999 acquisitions reaching full amortization in 2003. This decrease was partially offset by the amortization of developed technology related to the Precise and Ejasent acquisitions. We expect amortization of developed technology to be approximately $4 million per quarter for the remainder of 2004 for our current intangible assets.

Cost of Services

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Cost of services	$66.8	$54.8	22%	$132.7	$107.1	24%
Gross margin	69%	65%		67%	64%

      Cost of services consists primarily of personnel-related costs in providing maintenance and technical support, consulting and education to customers. The gross margin improvement for the three and six months ended June 30, 2004 over 2003 was primarily the result of the increase in maintenance and support revenues of 43% and 37% for the three and six months ended June 30, 2004, respectively, while related expenses increased only 18% and 23% for the three and six months ended June 30, 2004, respectively, as we continued to take advantage of the “economies of scale” of the larger installed customer base. We expect gross margin on services revenue to decrease to levels comparable to 2003 for the remainder of 2004.

Operating Expenses

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Operating expenses	$284.0	$260.5	9%	$557.5	$506.9	10%
As a percentage of net revenue	59%	64%		57%	63%

      Operating expenses for the three and six months ended June 30, 2004 increased by $23.5 million and $50.6 million, respectively, compared to the same periods in 2003 due primarily to an increase in selling and marketing, research and development and general and administrative expenses. These expenses were commensurate with an overall increase in operations offset by a decrease of $9.8 million quarter over quarter and $25.6 million year over year for amortization of other intangibles as a result of our 1999 acquisitions reaching full amortization in 2003 and a decrease of $15.3 million quarter over quarter and $19.0 million year over year of IPR&D. We believe that the percentage changes in total operating expenses in these periods are not necessarily indicative of future results. Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses, amortization of other intangibles and IPR&D.

Selling and Marketing

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Selling and marketing	$151.6	$121.8	24%	$294.6	$237.1	24%
As a percentage of net revenue	31%	30%		30%	30%

      Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The increase for the three and six months ended June 30, 2004 over 2003 of $29.8 million and $57.5 million, respectively, was primarily the result of an increase in sales commissions, compensation and benefit costs due to an increase in personnel partially resulting from the Precise acquisition, investments in sales capacity in our international markets and higher sales commissions resulting from the increase in license revenues. Although our selling and marketing expenses increased as a percentage of user license fees from approximately 47% to 56% from the first to the second quarter of 2004, they remained relatively consistent as a percentage of total revenues. We expect selling and marketing expenses to continue to grow in absolute dollars for 2004 and to remain constant as a percentage of total net revenues for the second half of fiscal year 2004.

Research and Development

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Research and development	$83.6	$71.5	17%	$163.5	$142.1	15%
As a percentage of net revenue	17%	18%		17%	18%

      Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $12.1 million and $21.4 million for the three and six months ended June 30, 2004 over 2003, respectively, was primarily the result of increases in compensation costs from an increase in staffing levels partially due to the Precise acquisition and an increase in outside services used to supplement engineering personnel. We believe that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development for the second half of 2004 at current levels as a percentage of revenue, including continued investments in our operations in India.

General and Administrative

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
General and administrative	$46.4	$39.6	17%	$94.1	$77.8	21%
As a percentage of net revenue	10%	10%		10%	10%

      General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The increase of $6.8 million and $16.3 million for the three and six months ended June 30, 2004 over 2003, respectively, was primarily the result of an increase in compensation and benefit costs, depreciation expense as a result of consolidating certain leased buildings, costs associated with our recent restatement and compliance with our corporate governance initiatives, including those required under the Sarbanes-Oxley Act of 2002. We expect general and administrative expenses to remain relatively constant as a percentage of revenue for the second half of 2004.

Amortization of Other Intangibles

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Amortization of other intangibles	$2.4	$12.3	(80)%	$4.8	$30.4	(84)%
As a percentage of net revenue	1%	3%		1%	4%

      Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles related to acquisitions. The decrease in amortization of other intangibles for the second quarter and first half of 2004 over 2003 was primarily due to the intangibles related to 1999 acquisitions reaching full amortization during the second quarter of 2003. The amortization of other intangibles also includes intangibles from the acquisition of Precise, Jareva and Ejasent, which are being amortized over the estimated useful lives of two to five years. We expect amortization of other intangibles to be approximately $2 million per quarter for the remainder of 2004 for our current intangible assets.

In-Process Research and Development

      In connection with our acquisition of Ejasent in January 2004, we allocated $0.4 million of the purchase price to IPR&D, which represents technology we identified as having not reached technological feasibility and having no alternative future use. In connection with our acquisition of Jareva in January 2003 and Precise in June 2003, we allocated $4.1 million and $15.3 million, respectively, of the purchase price to IPR&D.

Interest and Other Income, Net

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Interest and other income, net	$10.4	$13.9	(25)%	$21.8	$24.9	(13)%
As a percentage of net revenue	2%	3%		2%	3%

      Interest and other income, net, includes interest income and realized gains and losses on our cash equivalents and investments held and, to a lesser extent, foreign currency exchange gains or losses. The decrease in interest and other income of $3.5 and $3.1 million for the three and six months ended June 30, 2004 over 2003, respectively, is due primarily to foreign exchange losses in the first half of 2004, losses realized on our available-for-sale investments in the first half of 2004 compared to gains in 2003 partially offset by higher interest income in 2004 from higher balances of cash, cash equivalents and investments.

Interest Expense

	Three Months
	Ended			Six Months
	June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Interest expense	$6.0	$7.8	(23)%	$11.7	$15.5	(25)%
As a percentage of net revenue	1%	2%		1%	2%

      Interest expense for the three and six months ended June 30, 2004 consisted of interest recorded under the 0.25% convertible subordinated notes issued in August 2003 and interest of approximately $4 million per quarter, beginning in July 2003, as a result of our adoption of Financial Accounting Standards Board, or FASB, Interpretation Number, or FIN, 46, Consolidation of Variable Interest Entities, which required us to consolidate the properties from our build-to-suit lease agreements and related debt in our financial statements. Previously, interest on the build-to-suit lease agreements was recorded as rent expense in cost of revenue and operating expenses. Interest expense for the three and six months ended June 30, 2003 consisted of interest recorded under the 1.856% convertible subordinated notes issued in August 1999 that were partially redeemed for cash and partially converted to common stock in August 2003 and interest recorded under the 5.25% convertible subordinated notes issued in October 1997 that were converted to common stock in August 2003. We expect interest expense for the third quarter of 2004 to be approximately $6 million representing the interest on the 0.25% convertible subordinated notes, including the additional interest as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance date of the 0.25% convertible subordinated notes, and the interest on the build-to-suit lease agreements.

Gain (Loss) on Strategic Investments

      For the six months ended June 30, 2004, we recognized a gain on strategic investments of $7.5 million related to the sale of one of our investments. For the six months ended June 30, 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments.

Provision for Income Taxes

	Three Months			Six Months
	Ended June 30,			Ended June 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Income taxes	$39.3	$31.3	26%	$85.4	$52.7	62%
As a percentage of net revenue	8%	8%		9%	7%
Effective tax rate	31%	41%		31%	37%

      Our effective tax rate for the second quarter of 2004 differed from the combined federal and state statutory rates due primarily to the tax effect of international operations. The decrease in our effective tax rates for our second quarter and first half of 2004 over 2003 is primarily due to differences attributable to acquisition-related charges in 2003, including in-process research and development, that were non-deductible for tax purposes.

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

      During the fourth quarter of 2002, we began vacating excess facilities and by January 31, 2004, we had vacated all excess facilities associated with this restructuring. We began realizing cost savings from the exiting of these facilities during the third quarter of 2003. We are in the process of seeking suitable subtenants for these facilities. Our estimates of the facility restructure charge may vary significantly depending, in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the accrued restructuring costs will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the accrued restructuring costs relates to international locations, the accrual will be affected by exchange rate fluctuations.

      In January 2004, we incurred acquisition related costs of $13.6 million related to the acquisition of Ejasent. As of December 31, 2003, accrued acquisition and restructuring costs consisted of the facility restructuring plan discussed above and other accrued acquisition and restructuring charges incurred from 1999 through 2003, net of cash payments made.

      The components of the accrued acquisition and restructuring costs and movements within these components through June 30, 2004 were as follows:

	Direct	Involuntary
	Transaction	Termination	Facilities	Asset
	Costs	Benefits	Related Costs	Write-offs	Total

	(In millions)
Balance at December 31, 2003	$0.6	$—	$91.4	$2.1	$94.1
Additions	2.1	11.4	0.1	—	13.6
Cash payments	(1.8)	(11.3)	(5.2)	—	(18.3)
Non-cash charges	—	—	—	(2.1)	(2.1)
Impact of exchange rates	—	—	0.7	—	0.7

Balance at March 31, 2004	0.9	0.1	87.0	—	88.0
Cash payments	(0.4)	—	(5.0)	—	(5.4)
Impact of exchange rates	—	—	0.3	—	0.3

Balance at June 30, 2004	$0.5	$0.1	$82.3	$—	$82.9

Recent Accounting Pronouncements

      In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for our annual financial statements for the year ending December 31, 2004. We are currently evaluating the impact of the application of EITF 03-1 on our results of operations and financial position.

Liquidity and Capital Resources

Cash Flows

      Our largest source of operating cash flows is cash collections from our customers for purchases of software licenses and maintenance and technical support. Our standard payment terms for both license and support invoices are net 30 days from the date of invoice. Our primary uses of cash for operating activities include personnel and facilities related expenditures, income tax payments and technology costs as well as costs associated with outside support and services.

      Cash flows from operating activities for the six months ended June 30, 2004 were comparable to the same period in 2003 on an aggregate basis. Our net income for the six months ended June 30, 2004 was significantly higher than 2003; however, this was offset by lower non-cash charges such as amortization of developed technology and other intangibles and write-off of in-process research and development. In addition, there was a higher amount of cash paid for income taxes for the six months ended June 30, 2004 compared to 2003.

      Cash flows from investing activities consist primarily of net purchases of investments, property and equipment and businesses and technology. Cash flows from investing activities for the six months ended June 30, 2004 were comparable to 2003 on an aggregate basis, however, net purchases of investments were $26.9 million for the six months ended June 30, 2004 compared to net sales of $229.1 million for the six months ended June 30, 2003. In addition, purchases of businesses and technology were $69.0 million for the six months ended June 30, 2004, primarily related to the acquisition of Ejasent, compared to $333.7 million for the six months ended June 30, 2003, primarily related to the acquisition of Jareva and the cash portion of the Precise acquisition.

      Cash flows from financing activities consist primarily of proceeds related to the issuance of common stock under our employee stock plans and were $52.1 million for the six months ended June 30, 2004 and $59.0 million for the six months ended June 30, 2003.

      In July 2004, our board of directors authorized a program to repurchase our common stock in an amount of up to $500.0 million over the next 12 to 18 months. We expect to purchase these shares of common stock from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, these purchases may be commenced or suspended from time to time without prior notice. The stock repurchase program is primarily intended to reduce the dilution resulting from our employee stock plans.

      In July 2004, we acquired Invio for cash consideration of approximately $35 million.

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

      At June 30, 2004, we had a ratio of long-term debt to total capitalization of approximately 16%. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements.

Long-Term Debt

      In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in

April 2003. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, we accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, we adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and we are considered the primary beneficiary. Accordingly, we began consolidating the variable interest entities on July 1, 2003 and have included the property and equipment and long-term debt on our balance sheet at June 30, 2004 and December 31, 2003 and the results of their operations in our consolidated statement of operations for the three and six months ended June 30, 2004. As of June 30, 2004, approximately $186.4 million of debt has been classified as current as the lease terms for the Mountain View and Roseville facilities expire in March 2005.

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

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View, California and Roseville, Minnesota agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three months ended June 30, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $4.0 million and $4.1 million, respectively, and for the six months ended June 30, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $8.0 million and $8.2 million, respectively. The payments for the three and six months ended June 30, 2004 were included in interest expense in the consolidated statements of operations in accordance with FIN 46. The payments made for the three and six months ended June 30, 2003 were classified as rent expense and included in cost of revenue and operating expenses, in accordance with SFAS No. 13. We expect future interest expense from the build-to-suit agreements to be approximately $4 million per quarter.

      The agreements for each of the facilities described above require that we maintain specified financial covenants, all of which we were in compliance with as of June 30, 2004. The specified financial covenants as of June 30, 2004 require us to maintain a minimum rolling four quarter earnings before interest, taxes, depreciation and amortization of EBITDA of $400.0 million, a minimum ratio of cash and cash equivalents and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents our net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the acquisition and development of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and

Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

Credit Facility

      During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.3 million USD). At June 30, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2004 and is due to expire in March 2005. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate, plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, one of our wholly-owned subsidiaries.

Acquired Technology Commitments

      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000, which includes interest. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.5 million as of June 30, 2004 and $4.6 million as of December 31, 2003 and is included in other long-term liabilities.

Contractual Commitments

      The following table is a summary of the contractual commitments, including principal and interest payments, associated with our obligations as of June 30, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total

	(In thousands)
Operating lease commitments	$29,944	$50,213	$41,747	$36,861	$32,805	$163,190	$354,760
Convertible subordinated notes	650	1,300	1,300	1,300	1,300	525,308	531,158
Long-term debt	8,741	385,705	—	—	—	—	394,446
Other long-term liabilities	450	600	600	600	600	2,400	5,250

Total contractual commitments	$39,785	$437,818	$43,647	$38,761	$34,705	$690,898	$1,285,614

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

      Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors outside of our control. Any significant revenue shortfall or lowered revenue or earnings forecast could cause the market price of our securities to decline substantially. Factors that could lower our revenue or affect our revenue and earnings forecast include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced IT budgets or weak and uncertain economic and industry conditions;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	changes in the competitive landscape due to mergers, acquisitions or strategic alliances that could allow our competitors to gain market share;

•	the possibility that our strategic partners will introduce, market and sell products that compete with our products;

•	the unpredictability of the timing and magnitude of our sales through direct sales channels and indirect sales channels, including value-added resellers, or VARs, and other distributors, which tend to occur later in a quarter than revenues received through our original equipment manufacturer, or OEM, partners;

•	our operational capacity to fulfill software license orders received at the end of a quarter;

•	the timing of new product introductions by us and the market acceptance of new products, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of our sales;

•	the rate of adoption and long sales cycles for new solutions such as utility computing, storage resource management technology and replication;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism, terrorism or military actions taken by the United States or its allies.

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

      We derive a majority of our revenue from a small number of software products, including our NetBackup and Backup Exec data protection products. In addition, our software products are concentrated within the market for data storage. For example, for the first half of 2004, we derived approximately 54% of our user license fees from the NetBackup and Backup Exec products, and a similar percentage of our services revenue from associated maintenance and technical support. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers or other factors. If our revenue derived from these software products were to decline significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, a decline in the demand for storage devices, storage software applications or storage capacity could result in a significant reduction in our revenue and adversely affect our business and operating results.

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

      Direct Sales. A significant portion of our revenue is derived from sales by our direct sales force to end-users. This sales channel involves special risks, including:

•	longer sales cycles associated with direct sales efforts;

•	we may have difficulty hiring, training, retaining and motivating our direct sales force; and

•	sales representatives require a substantial amount of training to become productive, and training must be updated to cover new and revised products.

      Indirect Sales Channels. A significant portion of our revenue is also derived from sales through indirect sales channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of special risks, including:

•	our lack of control over the timing of delivery of our products to end-users;

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our resellers and distributors may terminate their relationships with us at any time; and

•	our resellers and distributors may market and distribute competing products.

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

      We derive a large amount of revenue from a distributor that sells our products and services through resellers. For the three and six months ended June 30, 2004, this distributor accounted for less than 10% of our net revenue. If this distributor were to reduce purchases of our products or services, our revenues would decline unless we were able to increase sales through other distributors or direct sales to customers. Our contract does not require this distributor to purchase any specified amount of our product or services. Accordingly, we cannot be sure that this distributor will continue to market and sell our products and services at current levels.

Cooperating with the SEC in its investigation of our transactions with AOL Time Warner and its recent inquiries regarding our past accounting practices has required, and may continue to require, a large amount of management time and attention, as well as accounting and legal expense, which may reduce net income or interfere with our ability to manage our business.

      Since the third quarter of 2002, we have received subpoenas and other requests for information issued by the SEC in the investigation entitled In the Matter of AOL/Time Warner. We continue to furnish information requested by the SEC and otherwise cooperate with regard to this investigation. In addition, in the first quarter of 2004, we voluntarily disclosed to the staff of the SEC past accounting practices applicable to our 2002 and 2001 financial statements that were not in compliance with GAAP, and we subsequently restated our financial statements for 2002 and 2001, the interim periods for 2002 and 2001 and the interim periods ended March, June and September 2003. We and our audit committee continue to cooperate with the SEC in its review of these matters. The SEC’s investigation and inquiries may continue to require significant management attention and accounting and legal resources, or require us to amend our periodic reports for 2003 or prior periods, which could adversely affect our business, results of operations and cash flows.

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

      After we announced in January 2003 that we would restate our financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in federal court alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. Several similar complaints purporting to be derivative actions have been filed in state court against some of our directors and officers. In addition, after we announced in July 2004 that we expected our results of operations for the fiscal quarter ended June 30, 2004 to fall below guidance earlier provided by us, several separate complaints purporting to be class actions were filed in federal court alleging that we and some of our officers violated federal securities laws. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

We have received notification from The Nasdaq Stock Market that our securities may be delisted if we are unable to comply with certain filing deadlines, which delisting could materially and adversely affect the liquidity and trading price of our common stock.

      Due to our delinquency in filing our annual report on Form 10-K for the year ended December 31, 2003, and our quarterly report on Form 10-Q for the quarter ended March 31, 2004, we have received a written determination from The Nasdaq Stock Market stating, among other things, that we must timely file all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before June 30, 2005. Should we fail to comply with this requirement, our securities could be delisted, which would materially and adversely affect the liquidity and trading price of our common stock.

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

      We prepare our financial statements in conformity with accounting principles generally accepted in the U.S., which are subject to interpretation by the American Institute of Certified Public Accountants, the Public

Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for variable interest entities;

•	accounting for goodwill and other intangible assets; and

•	accounting issues related to certain features of contingently convertible debt instruments and their effect on diluted earning per share.

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

      We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and our equity investments, as discussed more fully below. In order to manage the volatility relating to our more significant market risks, we enter into various hedging arrangements described below. We do not execute transactions or hold derivative financial instruments for speculative trading purposes. We do not anticipate any material changes in our primary market risk exposures for the remainder of fiscal 2004.

Foreign Currency Risk

      We transact business in various foreign currencies and have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at June 30, 2004 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of June 30, 2004 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of June 30, 2004, all forward contracts mature in 32 days or less:

					Fair Market
					Value at
	Local Currency				June 30, 2004
	Contract Amount		Contract Amount		(US$)

	(In thousands)
Contracts to Buy US $
Argentine peso	1,900	ARS	637	USD	(2.0)
Brazilian real	8,400	BRL	2,642	USD	(18.7)
Canadian dollar	5,400	CAD	4,007	USD	1.9
Contracts to Sell US $
Euro	25,600	EUR	31,145	USD	48.6
Israel shekel	8,200	ILS	1,818	USD	3.5
Mexican peso	3,300	MXN	286	USD	0.4
Singapore dollar	31,000	SGD	18,141	USD	(20.7)
Contracts to Buy Euro €
United Arab Emirates dirham	20,800	AED	4,643	EUR	(2.9)
Swiss franc	1,800	CHF	1,184	EUR	1.0
Indian rupee	115,000	INR	2,031	EUR	(21.7)
Japanese yen	2,300,000	JPY	17,521	EUR	28.7
Contracts to Sell Euro €
Danish krona	6,100	DKK	823	EUR	(2.1)
Swedish krona	12,800	SEK	1,399	EUR	1.2
South African rand	7,800	ZAR	1,029	EUR	8.5
Contracts to Buy SGD $
Hong Kong dollar	2,600	HKD	570	SGD	(0.1)
Contracts to Sell SGD $
Australian dollar	8,600	AUD	10,278	SGD	0.2
Indian rupee	40,000	INR	1,486	SGD	—
South Korean won	1,200,000	KRW	1,777	SGD	0.6

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of two of our build-to-suit agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swaps or the hedged item do not change, the interest rate swaps will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swaps or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of June 30, 2004, the fair value of the interest rate swaps was $(4.4) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements. This hedge was deemed to be highly effective as of June 30, 2004. On July 1, 2003, we began accounting for our variable interest rate debt in accordance with FIN 46. In accordance with SFAS No. 133, we had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it is based on the 3-month LIBOR. However, with the adoption of FIN 46, we redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

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

      Debt obligations consist of $520.0 million of our 0.25% convertible subordinated notes due August 1, 2013 and $380.6 million of our debt related to our build-to-suit lease agreements. The nominal interest rate on the 0.25% Notes is fixed and the notes provide for semi-annual interest payments of approximately $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will accrue such additional interest until the registration statement is declared effective or we are no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under specified conditions, into shares of our common stock unless previously redeemed or repurchased and are subject to adjustment under the terms of the notes. Long-term debt consists of the three build-to-suit agreements. The interest rates on the build-to-suit agreements are variable based on a 3-month LIBOR plus a credit spread and provide for quarterly interest payments in January, April, July and October (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Long-Term Debt” for more information regarding debt payout).

      The following table presents the amounts of our cash equivalents, short-term investments and debt obligations, according to maturity date, that may be subject to interest rate risk and the average interest rates as of June 30, 2004 by year of maturity:

	Amortized Cost

		Due in			2003
	Due in	2005 and		2004	Amortized
	2004	Thereafter	Total	Fair Value	Cost

	(In thousands, except percentages)
Cash equivalents and short-term investments(1):
Fixed rate	$301,608	$972,792	$1,274,400	$1,261,941	$1,235,767
Average fixed rate	1.26%	2.40%	2.13%	2.12%	2.11%
Variable rate	$388,131	$294,345	$682,476	$680,978	$509,727
Average variable rate	1.45%	1.48%	1.46%	1.46%	1.40%
Total cash equivalents and short-term investments	$689,739	$1,267,137	$1,956,876	$1,942,919	$1,745,494
Average rate	1.37%	2.18%	1.90%	1.89%	1.90%
Debt obligations:
Fixed rate	$330	$524,142	$524,472	$524,472	$524,578
Average fixed rate(2)	3.68%	0.28%	0.28%	0.28%	0.28%
Variable rate(3)	$—	$380,630	$380,630	$380,630	$380,630
Average variable rate	—	2.45%	2.45%	2.45%	2.45%

(1)	For purposes of the above table, cash equivalents consist of commercial paper and government securities.

(2)	Not included in the average fixed rate is the amortization of the underwriting and issuance costs for the $520.0 million convertible subordinated notes. If this was included, our average fixed rate for these notes would be 1.04% for 2005 and thereafter.

(3)	$186.4 million of the variable rate long-term debt is, in effect, a fixed rate as the result of the interest rate swaps (see Note 12, “Derivative Financial Instruments” in the Notes to Condensed Consolidated Financial Statements) entered into by VERITAS. Including the effect of these interest rate swaps, the average fixed rate would be 6.14%.

Equity Price Risk

      We have made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other than temporary. For the six months ended June 30, 2004, we realized a gain of $7.5 million on the sale of a strategic investment. For the three and six months ended June 30, 2004, we recorded no impairment losses and for the six months ended June 30, 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of the investments that was other than temporary. The losses represented other-than-temporary declines in the fair value of our investments and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition among other factors. As of June 30, 2004, our strategic investments had a carrying value of $2.7 million, and we determined that there was no further impairment in these investments at that date. We cannot assure you that our investments will have the above mentioned results, or even that we will not lose all or any part of these investments.

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

      Our disclosure controls and procedures are not capable of preventing all instances of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Our disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected on a timely basis.

      Our chief executive officer and chief financial officer, with the assistance of our disclosure committee, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Our evaluation process included the identification, review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004. In addition, we sought to identify any changes to our internal controls during the quarter ended June 30, 2004 that would have a material effect on our internal controls, any significant deficiencies or material weaknesses in our internal controls and any acts of fraud involving personnel who had a significant role in our internal controls. We perform this type of evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K.

      Based on an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this report on Form 10-Q, is made known to them on a timely basis. Although we regularly implement improvements to our internal controls systems, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Appearing as exhibits to this periodic report are the certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. This Item 4 should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

      In March 2004, we announced our intention to restate our financial statements for 2002 and 2001 and revise our previously announced financial results for 2003. The decision resulted from the findings of an investigation into past accounting practices that concluded on March 12, 2004. The investigation resulted from concerns raised by an employee in late 2003, which led to a detailed review of the matter in accordance with our corporate governance processes, including the reporting of the matter to the audit committee of our board of directors, and to KPMG LLP, our registered public accounting firm. The audit committee retained independent counsel to investigate issues relating to these past accounting practices, and the audit committee’s counsel retained independent accountants to assist with the investigation. In the first quarter of 2004, we voluntarily disclosed to the staff of the SEC past accounting practices applicable to our 2002 and 2001 financial statements that were not in compliance with GAAP. For more information regarding the audit committee’s investigation and the restatement of our financial statements for 2002 and 2001, including the corresponding interim periods for 2002 and 2001 and the interim periods ended March, June and September 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations,” “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

      We and our audit committee continue to cooperate with the SEC in its review of these matters. At this time, we cannot predict the outcome of the SEC’s review.

Litigation

      After we announced in January 2003 that we would restate our financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On December 10, 2003, the District Court granted the defendants’ motion to dismiss the consolidated complaint, with leave to amend. On May 19, 2004, the District Court granted the defendants’ motion to dismiss the plaintiffs’ first amended complaint, with leave to amend. On June 30, 2004, an amended complaint was filed with the Court in this matter. In addition, in 2003 several complaints purporting to be derivative actions were filed in California state court against some of our directors and officers. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. The state court complaints have been consolidated into the action In Re VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County and is currently pending. All of the complaints generally seek an unspecified amount of damages. The cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

      On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. VERITAS Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with our announcement on July 6, 2004 that we expected our results of operations for the fiscal quarter ended June 30, 2004 to fall below estimates that were earlier provided by us. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court against the same defendants named in the Kuck lawsuit. These complaints are based on the same facts and circumstances as the Kuck lawsuit. These cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

      On October 23, 2001, Storage Computer Corporation sued VERITAS in the United States District Court for the Northern District of Texas for alleged patent infringement. VERITAS denied such claims of infringement and countersued for, among other things, infringement of certain of its patents. On March 12, 2004, the Court granted VERITAS’ dispositive motions for summary judgment of non-infringement under the patents asserted by Storage Computer Corporation. Storage Computer Corporation subsequently filed a notice of appeal. On June 18, 2004, the Court dismissed Storage Computer Corporation’s notice of appeal. As of August 4, 2004, the parties have reached a settlement of all claims and have moved for a dismissal of the matter with prejudice.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03
3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

(b) Reports on Form 8-K

Date of Report	Item(s)	Description

4/21/04	12	VERITAS Software reports revenue for the quarter ended March 31, 2004.
6/14/04	12	VERITAS Software files 2003 10-K and 10-Q for the quarter ended March 31, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2004.

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