Form 10-Q
period 2004-09-30
VERITAS SOFTWARE CORP /DE/
filed 2004-11-05
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      The number of shares of the registrant’s common stock outstanding as of October 29, 2004 was 422,130,057 shares.

VERITAS SOFTWARE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$626,291	$823,171
Short-term investments	1,912,939	1,679,844
Accounts receivable, net of allowance for doubtful accounts of $6,509 and $7,807, respectively	205,209	250,098
Other current assets	73,447	60,254
Deferred income taxes	34,230	30,302

Total current assets	2,852,116	2,843,669
Property and equipment, net	574,850	572,977
Other intangibles, net	160,824	81,344
Goodwill, net	1,983,006	1,755,591
Other non-current assets	23,414	25,385
Deferred income taxes	57,196	69,500

	$5,651,406	$5,348,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,319	$38,289
Payable for repurchase of common stock	23,365	—
Accrued compensation and benefits	125,359	124,655
Accrued acquisition and restructuring costs	23,091	25,051
Other accrued liabilities	69,288	83,184
Current portion of long-term debt	380,630	—
Income taxes payable	138,323	141,623
Deferred revenue	418,157	398,772

Total current liabilities	1,222,532	811,574
Convertible subordinated notes	520,000	520,000
Long-term debt	—	380,630
Accrued acquisition and restructuring costs	49,808	69,019
Other long-term liabilities	24,404	23,649

Total liabilities	1,816,744	1,804,872

Stockholders’ equity:
Common stock	463	458
Additional paid-in capital	7,062,464	6,941,798
Accumulated deficit	(1,095,359)	(1,378,076)
Deferred stock-based compensation	(27,889)	(8,455)
Accumulated other comprehensive income	7,576	6,172
Treasury stock, at cost; 34,009 and 28,609 shares at September 30, 2004 and December 31, 2003, respectively	(2,112,593)	(2,018,303)

Total stockholders’ equity	3,834,662	3,543,594

	$5,651,406	$5,348,466

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands, except per share amounts)
Net revenue:
User license fees	$287,352	$281,814	$859,677	$782,070
Services	209,306	164,811	607,762	463,059

Total net revenue	496,658	446,625	1,467,439	1,245,129
Cost of revenue:
User license fees	5,103	11,483	23,500	35,116
Services(1)	68,793	58,948	201,448	166,057
Amortization of developed technology	4,376	5,043	12,255	30,379

Total cost of revenue	78,272	75,474	237,203	231,552

Gross profit	418,386	371,151	1,230,236	1,013,577
Operating expenses:
Selling and marketing(1)	153,037	136,184	447,655	373,325
Research and development(1)	87,196	77,377	250,700	219,433
General and administrative(1)	49,541	39,209	143,679	117,026
Amortization of other intangibles	1,389	2,454	6,192	32,895
In-process research and development	11,500	—	11,900	19,400
Restructuring reversals, net	(9,648)	—	(9,648)	—

Total operating expenses	293,015	255,224	850,478	762,079

Income from operations	125,371	115,927	379,758	251,498
Interest and other income, net	13,661	8,653	35,425	33,556
Interest expense	(6,455)	(9,249)	(18,157)	(24,785)
Loss on extinguishment of debt	—	(4,714)	—	(4,714)
Gain (loss) on strategic investments	—	—	7,496	(3,518)

Income before income taxes and cumulative effect of change in accounting principle	132,577	110,617	404,522	252,037
Provision for income taxes	36,378	36,250	121,805	88,932

Income before cumulative effect of change in accounting principle	96,199	74,367	282,717	163,105
Cumulative effect of change in accounting principle, net of tax	—	(6,249)	—	(6,249)

Net income	$96,199	$68,118	$282,717	$156,856

Net income per share:
Basic	$0.22	$0.16	$0.65	$0.37

Diluted	$0.22	$0.15	$0.64	$0.36

Number of shares used in computing per share amounts — basic	433,126	425,153	431,933	418,314

Number of shares used in computing per share amounts — diluted	437,697	440,815	441,936	430,587

(1) Amortization of stock-based compensation consists of:
Services	$61	$69	$364	$69
Selling and marketing	578	246	4,440	246
Research and development	608	642	2,444	1,372
General and administrative	24	45	792	45

Total amortization of stock-based compensation	$1,271	$1,002	$8,040	$1,732

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$282,717	$156,856
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	6,249
Depreciation and amortization	89,388	94,900
Amortization of developed technology	12,255	30,379
Amortization of other intangibles	6,192	32,895
In-process research and development	11,900	19,400
Provision for (recovery of) allowance for doubtful accounts	(135)	1,459
Stock-based compensation	8,040	1,732
Tax benefits from stock plans	10,618	24,869
Loss on extinguishment of debt	—	4,714
(Gain) loss on strategic investments	(7,496)	3,518
(Gain) loss on sale and disposal of assets	833	(180)
Deferred income taxes	3,738	(27,580)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	53,880	40,259
Other assets	(10,752)	16,998
Accounts payable	5,695	(12,036)
Accrued compensation and benefits	(315)	(10,056)
Accrued acquisition and restructuring costs	(28,850)	(21,248)
Other liabilities	(17,774)	(28,794)
Income taxes payable	(3,208)	72,972
Deferred revenue	10,727	41,259

Net cash provided by operating activities	427,453	448,565
Cash flows from investing activities:
Purchases of investments	(3,604,703)	(1,373,938)
Sales and maturities of investments	3,374,167	1,389,493
Purchases of property and equipment	(84,349)	(56,961)
Purchases of businesses and technology, net of cash acquired	(325,076)	(402,421)

Net cash used for investing activities	(639,961)	(443,827)
Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	(170)	508,300
Redemption of convertible subordinated notes	—	(391,671)
Repurchase of common stock	(70,925)	(316,239)
Proceeds from issuance of common stock	80,202	132,501

Net cash provided by (used for) financing activities	9,107	(67,109)
Effect of exchange rate changes on cash and cash equivalents	6,521	20,921

Net decrease in cash and cash equivalents	(196,880)	(41,450)
Cash and cash equivalents at beginning of period	823,171	764,062

Cash and cash equivalents at end of period	$626,291	$722,612

Supplemental disclosures:
Cash paid for interest	$14,799	$10,570

Cash paid for taxes	$124,887	$19,478

Supplemental schedule of non-cash transactions:
Issuance of common stock and options for business combinations	$19,563	$311,394

Increase in property and equipment upon adoption of FIN 46	$—	$366,849

Increase in long-term debt upon adoption of FIN 46	$—	$380,630

Issuance of common stock for conversion notes	$—	$79,852

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income (loss):
As reported	$96,199	$68,118	$282,717	$156,856
Add:
Stock-based compensation expense included in net income, net of tax	864	671	5,467	1,160
Less:
Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(52,177)	(76,639)	(201,268)	(238,174)

Pro forma	$44,886	$(7,850)	$86,916	$(80,158)

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Basic income (loss) per share:
As reported	$0.22	$0.16	$0.65	$0.37

Pro forma	$0.10	$(0.02)	$0.20	$(0.19)

Diluted income (loss) per share:
As reported	$0.22	$0.15	$0.64	$0.36

Pro forma	$0.10	$(0.02)	$0.20	$(0.19)

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

      Also, beginning with the third quarter of fiscal 2003, the Company decreased its estimate of the expected life of new options granted to its employees from five years to four years. The Company bases its expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of the Company’s historical experience.

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Risk-free interest rate	3.22%	2.65%	2.81%	2.69%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	4.0 years	4.0 years	4.0 years	4.6 years
Volatility of common stock	61%	90%	55%	90%

      The fair value of the employees’ purchase rights under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Risk-free interest rate	1.96%	1.06-1.87%	1.86%	1.06-1.87%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	6 to 24 months	6 to 24 months	6 to 24 months	6 to 24 months
Volatility of common stock	67%	90%	70%	90%

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the Company’s restatement of its financial statements for 2002 and 2001 and the delay in filing its Form 10-K for the year ended December 31, 2003, the Company suspended option-holders’ ability to use the Company’s registration statements for its stock option plans (the “Plans”). As a result, option-holders were unable to exercise options under the Plans until such time as the Company filed its Form 10-K for the year ended December 31, 2003 and lifted the suspension on the use of the registration statements. Pursuant to the terms of the Plans, options held by certain former employees of the Company were scheduled to expire during the suspension period. On March 15, 2004, the Company extended the expiration date of such options for a period of 15 days from the date of filing the Form 10-K, which was considered a modification of such options. For the nine months ended September 30, 2004, $4.3 million was expensed in the statement of operations as a result of this modification.

4.	Net Income per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Numerator:
Net income	$96,199	$68,118	$282,717	$156,856

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	433,126	425,153	431,933	418,314
Potential common shares	4,571	15,662	10,003	12,273

Denominator for diluted net income per share	437,697	440,815	441,936	430,587

Basic net income per share	$0.22	$0.16	$0.65	$0.37

Diluted net income per share	$0.22	$0.15	$0.64	$0.36

      For the three and nine months ended September 30, 2004 and 2003, potential common shares consist of employee stock options using the treasury stock method. The following table sets forth the potential common shares that were excluded from the net income per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Employee stock options outstanding(1)	47,723	24,196	39,122	34,938
0.25% convertible subordinated notes(2)	11,274	11,274	11,274	11,274

(1)	These employee stock options were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

(2)	Potential common shares related to the Company’s 0.25% convertible subordinated notes were excluded from the computation of diluted net income per share because the conversion price was higher than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

      The weighted average exercise prices of employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $49.18 and $75.49 per share for the three months

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2004 and 2003, respectively, and $56.57 and $61.72 per share for the nine months ended September 30, 2004 and 2003, respectively.

5.	Business Combinations

KVault Software Limited

      On September 20, 2004, the Company acquired all of the outstanding capital stock of KVault Software Limited (“KVS”), a provider of e-mail archiving products. The Company acquired KVS to expand its product offerings in the storage software market to include products to store, manage, backup and archive corporate e-mail and data. The KVS acquisition included total purchase consideration of $249.6 million which included $224.1 million of cash, $19.6 million relating to the assumption of KVS’ outstanding unvested stock options for 1.2 million shares of the Company’s common stock and $5.9 million of acquisition-related costs. As a result of the acquisition, the Company recorded deferred stock-based compensation of $17.2 million, which will be amortized over the remaining vesting period for the stock options assumed. The fair value of the Company’s stock options assumed was determined using the Black-Scholes option pricing model and the following assumptions: estimated expected life of 4 years, risk-free interest rate of 3.08%, expected volatility of 62% and no expected dividend yield. Upon assumption by the Company of the outstanding KVS options, each KVS option became exercisable for 0.0886 shares of the Company’s common stock.

      The total estimated purchase price was allocated to KVS’ net tangible and intangible assets based upon their estimated fair values as of the date of the completion of the acquisition. The following represents the allocation of the aggregate purchase price to the acquired net assets of KVS:

(In thousands)
Cash, cash equivalents and short-term investments	$2,565
Other current assets	13,374
Long-term assets	1,434
Current liabilities	(15,071)
Goodwill	143,532
Developed technology	54,300
Other intangible assets	18,140
Trademark	2,600
Deferred stock-based compensation	17,182
In-process research and development	11,500

Total	$249,556

      Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is not amortized, which is consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. Developed technology, customer base and other intangible assets are being amortized over their estimated useful lives of five years. The weighted average amortization period for all purchased intangible assets is five years.

      In connection with the acquisition of KVS, the Company allocated $11.5 million of the purchase price to in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount has been expensed in the consolidated statements of operations for the quarter ended September 30, 2004.

      In order to value purchased in-process research and development (“IPR&D”), a research project for which technological feasibility had not been established was identified. The value of this project was

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by estimating the expected cash flows from the project and discounting the net cash flows back to their present value, using an appropriate discount rate.

      Net Cash Flows. The net cash flows expected from the identified project are based on the Company’s estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs and income taxes from those projects. Revenue estimates are based on the assumptions mentioned below. The research and development costs included in the estimates reflect costs to bring in-process projects to technological feasibility and sustain the technology thereafter.

      The estimated revenues are based on the Company’s projection of each in-process project and the business projections were compared and found to be consistent with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total revenues related to the contribution of the IPR&D project to the various products affected are expected to peak in the year ending December 31, 2008 and decline from 2009 into 2011 as the affected products continue to evolve.

      These projections are based on the Company’s estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by KVS.

      Discount Rate. Discounting the expected net cash flows back to their present value is based on the industry weighted average cost of capital (“WACC”). The Company believes the overall WACC is approximately 21%. The discount rate used to discount the expected net cash flows from IPR&D is 23%. The discount rate used is higher than the overall WACC due to inherent uncertainties surrounding the successful development of IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

      Percentage of Completion. The percentage of completion for the in-process project identified was estimated at approximately 56% based on costs incurred to date on the project as compared to the remaining costs required to bring the project to technological feasibility.

      If the projects discussed above are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods.

      Acquisition-related costs of $5.9 million consist of $2.6 million associated with legal and other professional fees, $2.1 million for terminating and satisfying existing lease commitments, $0.1 million of severance related costs and $1.1 million of government taxes associated with the acquisition. Costs associated with terminating and satisfying existing lease commitments will generally be paid over the remaining lease terms ending in 2006 through 2015 or over a shorter period as the Company may negotiate with its lessors. The Company expects the majority of costs will be paid by the year ending December 31, 2008. Total cash outlays for acquisition-related costs were approximately $0.3 million for legal and other professional fees through September 30, 2004.

      The results of operations of KVS are included in the Company’s condensed consolidated financial statements from September 21, 2004. The pro forma results of operations disclosed below give effect to the acquisition of KVS as if the acquisition was consummated at the beginning of each period presented.

Invio Software, Inc.

      On July 14, 2004, the Company acquired all of the outstanding capital stock of Invio Software, Inc. (“Invio”), a privately held supplier of information technology (“IT”) process automation technology. The Company acquired Invio to extend the capability of software products that enable utility computing by offering customers a tool for standardizing and automating IT service delivery in key areas such as storage provisioning, server provisioning and data protection. The Invio acquisition included purchase consideration of approximately $35.4 million which included $34.9 million in cash and $0.5 million of acquisition-related costs. The purchase price was allocated to goodwill of $30.5 million, developed technology of $7.7 million, net

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax liabilities of $2.9 million and net tangible assets of $0.1 million. The amortization period for the developed technology is 4.0 years. Acquisition-related costs consist of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $0.5 million through September 30, 2004. The results of operations of Invio were included in the Company’s condensed consolidated financial statements from the date of acquisition. The pro forma impact of the acquisition on the Company’s results of operations is not significant.

Ejasent, Inc.

      On January 20, 2004, the Company acquired all of the outstanding capital stock of Ejasent, Inc. (“Ejasent”), a privately held provider of application virtualization technology for utility computing. The Company acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application, to the Company’s growing utility computing portfolio. The Ejasent acquisition included purchase consideration of $61.4 million, with $47.8 million in cash and $13.6 million of acquisition-related costs. The purchase price was allocated to goodwill of $53.7 million, developed technology of $11.8 million, other intangibles of $0.3 million, IPR&D of $0.4 million, net deferred tax liabilities of $4.6 million and net tangible liabilities of $0.2 million. The weighted average amortization period for all purchased intangible assets is 4.4 years. Acquisition-related costs consist of $11.5 million of change in control bonuses and direct transaction costs of $2.1 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $13.4 million through September 30, 2004. The results of operations of Ejasent were included in the Company’s condensed consolidated financial statements from the date of acquisition. The pro forma impact of the acquisition on the Company’s results of operations is not significant.

Precise Software Solutions Ltd.

      On June 30, 2003, the Company acquired all of the outstanding common stock of Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products. The Company acquired Precise in order to expand its product and service offerings across storage, databases and application management. The Precise acquisition included purchase consideration of $714.7 million, with 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash, $94.0 million relating to the assumption of Precise’s outstanding vested and unvested stock options for 4.4 million shares of the Company’s common stock and $12.3 million of acquisition-related costs. The purchase price was allocated to goodwill of $509.3 million, developed technology of $27.6 million, other intangibles of $34.3 million, IPR&D of $15.3 million, net deferred tax liabilities of $21.4 million, deferred stock-based compensation of $7.3 million and net tangible assets of $142.3 million. The weighted average amortization period for all purchased intangible assets is 3.7 years. The acquired IPR&D of $15.3 million was written off and the related charge was expensed in the statement of operations in the second quarter of 2003. Acquisition-related costs of $12.3 million consist of $9.0 million associated with investment banking, legal and other professional fees, $2.9 million for terminating and satisfying existing lease commitments and $0.4 million for severance-related costs. Total cash outlays for acquisition-related costs were approximately $8.8 million for investment banking, legal and other professional fees, $0.4 million for severance and $0.7 million for leases through September 30, 2004.

      The results of operations of Precise are included in the Company’s condensed consolidated financial statements from July 1, 2003. The pro forma results of operations disclosed below give effect to the acquisition of Precise as if the acquisition was consummated at the beginning of each period presented.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jareva Technologies, Inc.

      On January 27, 2003, the Company acquired all of the outstanding capital stock of Jareva Technologies, Inc. (“Jareva”), a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. The Company acquired Jareva to integrate Jareva’s technology into the Company’s software products to enable the Company’s customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition included total purchase consideration of $68.7 million, with $58.7 million of cash, $6.8 million relating to the assumption of options exercisable for 426,766 shares of the Company’s common stock and $3.2 million of acquisition-related costs. The purchase price was allocated to goodwill of $51.3 million, developed technology of $9.1 million, other intangibles of $1.9 million, IPR&D of $4.1 million, net deferred tax liabilities of $6.1 million, deferred stock-based compensation of $4.6 million and net tangible assets of $3.8 million. The weighted average amortization period for all purchased intangible assets is 3.3 years. The acquired IPR&D of $4.1 million was written off and the related charge was expensed in the statement of operations in the first quarter of 2003. Acquisition-related costs of $3.2 million consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs, and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $2.1 million through September 30, 2004. The results of operations of Jareva are included in the Company’s condensed consolidated financial statements from the date of acquisition. The pro forma impact on the Company’s results of operations is not significant.

Pro Forma Results of Operations

      The results of operations of KVS and Precise are included in the Company’s condensed consolidated financial statements from the dates of acquisition. The following table presents pro forma results of operations and gives effect to the acquisitions of KVS and Precise as if the acquisitions were consummated at the beginning of the period presented. The unaudited proforma results of operations are not necessarily indicative of what would have occurred had the acquisitions been made as of the beginning of the period or of the results that may occur in the future. Net income excludes the write-off of acquired IPR&D of $11.5 million for KVS and $15.3 million for Precise and includes amortization of intangible assets per quarter related to the acquisition of $3.7 million for KVS and $4.7 million for Precise. Net income also includes amortization of deferred compensation per quarter of $2.0 million for KVS and $0.5 million for Precise. The unaudited pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Total net revenue	$501,620	$451,845	$1,492,720	$1,291,231
Income before cumulative effect of change in accounting principle	$90,693	$68,760	$260,921	$128,369
Net income	$90,693	$62,511	$260,921	$122,120
Net income per share — basic	$0.21	$0.15	$0.60	$0.29
Net income per share — diluted	$0.21	$0.14	$0.59	$0.28

6.	Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce:

	September 30,	December 31,
	2004	2003

	(In thousands)
Goodwill:
Gross carrying amount	$4,069,633	$3,842,218
Less — accumulated amortization	(2,086,627)	(2,086,627)

Net carrying amount of goodwill	$1,983,006	$1,755,591

      During 2004, the Company acquired Ejasent, Invio and KVS (see Note 5), which increased goodwill by $227.7 million.

      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized:

	September 30, 2004

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$361,749	$250,430	$111,319
Distribution channels	234,800	234,800	—
Trademarks	29,250	25,788	3,462
Other intangible assets	78,752	40,460	38,292

Intangibles related to acquisitions	704,551	551,478	153,073
Convertible subordinated notes issuance costs	12,570	4,819	7,751

Total other intangibles	$717,121	$556,297	$160,824

	December 31, 2003

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$287,949	$237,043	$50,906
Distribution channels	234,800	234,800	—
Trademarks	26,650	24,925	1,725
Other intangible assets	51,734	33,714	18,020

Intangibles related to business acquisitions	601,133	530,482	70,651
Convertible subordinated notes issuance costs	12,401	1,708	10,693

Total other intangibles	$613,534	$532,190	$81,344

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total amortization expense of intangible assets related to acquisitions is set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Developed technology	$4,753	$5,420	$13,387	$31,512
Distribution channels	—	—	—	24,458
Trademarks	288	288	863	2,825
Other intangible assets	1,958	2,329	6,746	5,872

Total amortization expense	$6,999	$8,037	$20,996	$64,667

      Total amortization expense for developed technology and other intangibles includes approximately $1.2 million and $0.5 million, respectively, for the three months ended September 30, 2004 and 2003 and approximately $2.5 million and $1.4 million, respectively, for the nine months ended September 30, 2004 and 2003 that is included in cost of user license fees.

      The total expected future annual amortization of intangible assets related to acquisitions is set forth in the table below:

Future
Amortization

(In thousands)
2004	$11,167
2005	43,046
2006	40,719
2007	28,896
2008	17,929
2009	11,316

Total	$153,073

7.	Strategic Investments

      The Company holds investments in capital stock of several privately-held companies. The total carrying amount of these strategic investments was $2.7 million at September 30, 2004 and $5.4 million at December 31, 2003. These strategic investments are included in other non-current assets. For the nine months ended September 30, 2004, the Company realized a gain of $7.5 million on the sale of a strategic investment. The Company recorded no impairment losses on strategic investments for the three and nine months ended September 30, 2004 and for the three months ended September 30, 2003. The Company recorded $3.5 million of impairment losses for the nine months ended September 30, 2003. The losses realized represent other-than-temporary declines in the fair value of the investments and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current cash burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition, among other factors.

8.	Accrued Acquisition and Restructuring Costs

      In the fourth quarter of 2002, the Company’s board of directors approved a facility restructuring plan to exit and consolidate certain of the Company’s facilities located in 17 metropolitan areas worldwide. The facility restructuring plan was adopted to address overcapacity in its facilities as a result of lower than planned

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

headcount growth in these metropolitan areas. In connection with this facility restructuring plan, the Company recorded a net restructuring charge (the “2002 Facility Accrual”) to operating expenses of $96.1 million in the fourth quarter of 2002. The 2002 Facility Accrual was originally comprised of (i) $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and (ii) write-offs of $9.2 million for net assets.

      In the third quarter of 2004, the Company acquired KVS and, as a result, reversed $9.6 million of the 2002 Facility Accrual related to previously restructured facilities to be occupied by KVS personnel. In addition, cash outlays of $4.0 million and the impact of foreign exchange rates of $0.4 million were recognized in the third quarter of 2004. As of September 30, 2004, the remaining balance of the 2002 Facility Accrual was $55.0 million. Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2022, or over a shorter period as the Company may negotiate with its lessors. The majority of costs are expected to be paid by the year ending December 31, 2010.

      The Company is in the process of seeking suitable subtenants for these facilities. The estimates related to the 2002 Facility Accrual may vary significantly depending, in part, on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, its ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the 2002 Facility Accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the 2002 Facility Accrual relates to international locations, the accrual will be affected by exchange rate fluctuations.

      As of September 30, 2004, accrued acquisition and restructuring costs consisted of the 2002 Facility Accrual discussed above, acquisition related costs discussed in Note 5 and other accrued acquisition and restructuring charges incurred from 1999 through 2003, net of cash payments made.

      The components of accrued acquisition and restructuring costs and movements within these components through September 30, 2004 were as follows:

	Direct	Involuntary
	Transaction	Termination	Facilities	Asset
	Costs	Benefits	Related Costs	Write-offs	Total

	(In millions)
Balance at December 31, 2003	$0.6	$—	$91.4	$2.1	$94.1
Additions	2.1	11.5	—	—	13.6
Cash payments	(1.8)	(11.4)	(5.1)	—	(18.3)
Non-cash charges	—	—	—	(2.1)	(2.1)
Impact of exchange rates	—	—	0.7	—	0.7

Balance at March 31, 2004	0.9	0.1	87.0	—	88.0
Cash payments	(0.4)	—	(5.0)	—	(5.4)
Impact of exchange rates	—	—	0.3	—	0.3

Balance at June 30, 2004	0.5	0.1	82.3	—	82.9
Additions	4.2	0.1	2.1	—	6.4
Cash payments	(0.8)	—	(5.1)	—	(5.9)
Restructuring reversals, net	—	—	(9.6)	—	(9.6)
Other	—	—	(0.4)	—	(0.4)
Impact of exchange rates			(0.5)	—	(0.5)

Balance at September 30, 2004	$3.9	$0.2	$68.8	$—	$72.9

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Convertible Subordinated Notes

      In August 2003, the Company issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013 (the “0.25% Notes”), to several initial purchasers in a private offering, for which the Company received net proceeds of approximately $508.2 million. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of the Company’s registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will continue to accrue such additional interest until the date on which the registration statement is declared effective. The 0.25% Notes are convertible, under specified circumstances, into shares of the Company’s common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share; provided that, pursuant to the terms of a supplemental indenture dated as of October 25, 2004, the Company will be required to deliver cash to holders upon conversion, except to the extent that the Company’s conversion obligation exceeds the principal amount of the notes converted, in which case the Company will have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock.

10.	Long-Term Debt

      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. The Mountain View facility includes 425,000 square feet and serves as the Company’s corporate headquarters and for research and development functions. The Milpitas facility includes 466,000 square feet and is primarily used for technical support, sales and general corporate functions. The Roseville facility includes 204,000 square feet and provides space for technical support and research and development functions. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, the Company accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and the Company is considered the primary beneficiary. Accordingly, the Company began consolidating these variable interest entities on July 1, 2003 and has included the property and equipment and long-term debt on its balance sheet at September 30, 2004 and December 31, 2003 and the results of their operations in its consolidated statement of operations for the three and nine months ended September 30, 2004. As of September 30, 2004, $380.6 million of debt has been classified as current as the lease terms for the Mountain View and Roseville facilities expire in March 2005 and the lease term for the Milpitas facility expires in July 2005.

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

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View, California and Roseville, Minnesota agreements (see Note 13). Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three months ended September 30, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $4.3 million and for the nine months ended September 30, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $12.3 million and $12.5 million, respectively. The payments for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 were included in interest expense in the consolidated statement of operations in accordance with FIN 46. The payments made for the six months ended June 30, 2003 were classified as rent expense and included in cost of revenue and operating expenses, in accordance with SFAS No. 13.

      The agreements for the facilities described above require that the Company maintain specified financial covenants, all of which the Company was in compliance with as of September 30, 2004. The specified financial covenants as of September 30, 2004 require the Company to maintain a minimum rolling four quarters earning before interest, taxes, depreciation and amortization (“EBITDA”) of $500.0 million, a minimum ratio of cash and cash equivalents and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents the Company’s net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

11.	Common Stock

      In July 2004, the Company’s board of directors authorized a program by which the Company may repurchase up to $500.0 million of the Company’s common stock over a 12 to 18 month period. In the third quarter of 2004, the Company repurchased 5.4 million shares of common stock for an aggregate purchase price of $94.3 million, of which $23.4 million was payable to the Company’s agent as of September 30, 2004. Between October 1 and October 31, 2004, the Company repurchased an additional 7.6 million shares of common stock for an aggregate purchase price of $155.7 million.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Comprehensive Income

      The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Net income	$96,199	$68,118	$282,717	$156,856
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,393	1,556	1,288	16,196
Derivative financial instrument adjustments	1,298	1,126	4,641	878
Unrealized gain (loss) on marketable securities	5,390	(884)	(4,525)	(999)

Comprehensive income	$106,280	$69,916	$284,121	$172,931

      The components of accumulated other comprehensive income are:

	September 30,	December 31,
	2004	2003

	(In thousands)
Foreign currency translation adjustments	$14,744	$13,456
Derivative financial instrument adjustments	(3,141)	(7,782)
Unrealized gain (loss) on marketable securities	(4,027)	498

Accumulated other comprehensive income	$7,576	$6,172

13.	Derivative Financial Instruments

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

      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt related to Mountain View, California and Roseville, Minnesota build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR. The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of September 30, 2004, the fair value of the interest rate swaps was $(3.1) million and was recorded in other long-term liabilities. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements. On July 1, 2003, the Company began accounting for its variable interest rate debt in accordance with FIN 46 (see Note 10). In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was based on a 3-month LIBOR. However, with the adoption of FIN 46, the Company redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

      As of September 30, 2004, the total gross notional amount of the Company’s forward contracts was approximately $132.5 million, all hedging intercompany accounts of certain of its international subsidiaries. The forward contracts had terms of 31 days or less and settled on October 29, 2004. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income. The unrealized gain (loss) and fair market value of the outstanding forward contracts at September 30, 2004 were not material to the Company’s consolidated financial statements.

14.	Segment Information

      The Company operates in one segment, storage and infrastructure software solutions. The Company’s products and services are sold throughout the world, both directly to end-users and through a variety of indirect sales channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue from product channels and the geographic regions of the segment and does not receive discrete financial information about asset allocation, expense allocation or profitability related to the Company’s specific product categories or services.

Geographic Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
User license fees(1):
United States	$152,789	$166,346	$468,050	$476,614
Europe(2)	92,384	78,268	271,628	204,556
Other(3)	42,179	37,200	119,999	100,900

Total user license fees	287,352	281,814	859,677	782,070

Services(1):
United States	139,106	118,487	410,851	332,142
Europe(2)	49,381	31,224	141,214	90,417
Other(3)	20,819	15,100	55,697	40,500

Total services	209,306	164,811	607,762	463,059

Total net revenue	$496,658	$446,625	$1,467,439	$1,245,129

	September 30,	December 31,
	2004	2003

	(In thousands)
Long-lived assets(4):
United States	$1,997,417	$1,902,181
Europe(2)	701,690	483,315
Other(3)	11,822	13,723

Total	2,710,929	2,399,219
Other assets, including current	2,940,477	2,949,247

Total consolidated assets	$5,651,406	$5,348,466

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other includes Canada, Latin America, Japan and the Asia Pacific region.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes.

      For the three and nine months ended September 30, 2004 and for the three months ended September 30, 2003, no customer represented 10% or more of the Company’s net revenue. For the nine months ended September 30, 2003, a distributor that sells the Company’s products and services through resellers, accounted for 10% of the Company’s net revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
User license fees:
Data protection	$161.0	$154.0	$474.1	$440.5
Storage management	64.4	69.1	222.6	194.4
Utility computing infrastructure	62.0	58.7	163.0	147.2

Total user license fees	$287.4	$281.8	$859.7	$782.1

15.	Credit Facility

      During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.0 million USD). At September 30, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2004 and is due to expire in March 2005. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, a wholly-owned subsidiary of the Company.

16.	Commitments and Contingencies

Acquired Technology

      On October 1, 2002, the Company acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.3 million as of September 30, 2004 and $4.6 million as of December 31, 2003 and is included in other long-term liabilities.

SEC Related Matters

      SEC Investigation. As previously disclosed, since the third quarter of 2002, the Company has received subpoenas issued by the Securities Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner. The SEC has requested information concerning the facts and circumstances surrounding the Company’s transactions with AOL Time Warner (“AOL”) and related accounting and disclosure matters.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In March 2004, the Company announced its intention to restate its financial statements for 2002 and 2001 and revise its previously announced financial results for 2003. The decision resulted from the findings of an investigation into past accounting practices that concluded on March 12, 2004. The investigation resulted from concerns raised by an employee in late 2003, which led to a detailed review of the matter in accordance with the Company’s corporate governance processes, including the reporting of the matter to the audit committee of the Company’s board of directors, and to KPMG LLP, the Company’s independent registered public accounting firm. The audit committee retained independent counsel to investigate issues relating to these past accounting practices, and the audit committee’s counsel retained independent accountants to assist with the investigation. In the first quarter of 2004, the Company voluntarily disclosed to the staff of the SEC past accounting practices applicable to its 2002 and 2001 financial statements that were not in compliance with GAAP. For more information regarding the audit committee’s investigation and the restatement of the Company’s financial statements for 2002 and 2001, including the corresponding interim periods for 2002 and 2001 and the interim periods ended March, June and September 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations,” “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

      The Company and its audit committee continue to cooperate with the SEC in its review of these matters. At this time, the Company cannot predict the outcome of the SEC’s review.

Litigation

      After the Company announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On December 10, 2003, the District Court granted the defendants’ motion to dismiss the consolidated complaint, with leave to amend. On May 19, 2004, the District Court granted the defendants’ motion to dismiss the plaintiffs’ first amended complaint, with leave to amend. On June 30, 2004, a second amended complaint was filed with the Court in this matter and defendants have filed a motion to dismiss the second amended complaint. The second amended complaint seeks an unspecified amount of damages.

      In addition, in 2003 several complaints purporting to be derivative actions were filed in California state court against some of the Company’s directors and officers. These complaints are generally based on the same facts and circumstances alleged in In Re VERITAS Software Corporation Securities Litigation, referenced above, and allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately the Company’s financial reporting. The state court complaints have been consolidated into the action In Re VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County. The consolidated complaint seeks an unspecified amount of damages.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On August 2, 2004, the Company received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner, et. al. in which the Company was named as a defendant. The case was originally filed in the U.S. District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and AOL, and Time Warner’s outside auditor, Ernst & Young LLP. In adding the Company as a defendant, the plaintiff alleges that the Company aided and abetted AOL in alleged common law fraud and also alleges that the Company itself engaged in common law fraud as part of a civil conspiracy. The allegations against the Company are based on the factual allegations in the second amended consolidated class action complaint and other filings in the matter entitled In Re VERITAS Software Corporation Securities Litigation, referenced above. The plaintiff seeks an unspecified amount of compensatory and punitive damages.

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

      The foregoing cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of the Company’s business.

      In addition to the legal proceedings listed above, the Company is also party to various other legal proceedings that have arisen in the ordinary course of its business. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations and cash flows for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position or overall results of operations for the above discussed legal proceedings could change in the future.

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

      We generate revenues, income and cash flows by licensing software products and selling related services to our customers, which include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries. We market our products and related services both directly and through a variety of indirect sales channels, which include value added resellers, or VARs, distributors, system integrators, or SIs, and original equipment manufacturers, or OEMs. Specifically, the channel mix for the three and nine months ended September 30, 2004 was 54% and 56%, respectively, from sales to end-users and through VARs, and 46% and 44%, respectively, from other indirect sales channels, which includes 12% from our OEM partners.

      We invest significantly in research and development activities and for the three and nine months ended September 30, 2004, we spent $87.2 million and $250.7 million, respectively, on research and development. Our research and development efforts have been directed toward developing new products for UNIX, Linux and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as application performance management, server provisioning and centralized service level management.

Our Strategy

      Our strategy is to continue to compete in our current markets while expanding and integrating our product portfolio in the area of utility computing infrastructure, to continue to expand our product offering across key operating system platforms, including UNIX, Linux and Windows, and to continue to invest for growth in international markets.

      We expect to continue to grow the company organically and through acquisitions. In January 2004, we completed the acquisition of Ejasent, Inc., or Ejasent, which added application migration technology to our utility computing infrastructure. In addition, in July 2004, we completed the acquisition of Invio Software, Inc., or Invio, which added IT process automation technology to our utility computing infrastructure portfolio. Then in September 2004, we completed the acquisition of KVault Software Limited, or KVS, which added e-mail archiving software to our Data Protection product line. Consistent with our strategy of growing revenue both organically and through acquisition, we will continue to evaluate new strategic acquisitions in the future.

      Our revenue from international sales continues to increase primarily as a result of our increased investment in our international geographies, market strength in the emerging market areas in Europe and Asia and a favorable impact of changes in foreign currency exchange rates related to the weaker U.S. dollar. For the three and nine months ended September 30, 2004, revenue from international sales, consisting of sales of licenses and services to customers located outside the U.S., increased 27% and 35% from the three and nine months ended September, 2003, respectively, and represented 41% and 40% of our total revenue for the three and nine months ended September 30, 2004, respectively.

Our Financial Position

      In the third quarter of 2004, our operating results were affected by several factors, including a challenging IT spending environment and a decrease in demand by the U.S. federal government offset by the growing need of enterprises to effectively manage storage and computing infrastructure, the strength of our product offerings and the contribution of our recent acquisitions. For the nine months ended September 30, 2004, we experienced stronger IT spending in our customer base internationally, resulting in stronger demand for our products and growth in our user license fees compared to the same period last year. In the U.S., our license revenue decreased 2% for the nine months ended September 30, 2004 over 2003, primarily due to a decrease in our government business. The acquisition of Precise and the integration of the acquired products into our product offerings contributed to our overall growth, as did our increased sales penetration in international markets and the favorable impact of changes in foreign currency exchange rates. Additionally, our services revenue grew significantly over last year due to new service contracts associated with user license fees as well as our success in increasing support contract renewals within our customer base.

      For the three months ended September 30, 2004, total revenue from sales in the U.S., consisting of sales of licenses and services to customers located in the U.S., increased 2% from the three months ended September 30, 2003. License revenue decreased by 8% from $166.3 million for the three months ended September 30, 2003 to $152.8 million for the three months ended September 30, 2004 reflecting the decrease in our government business. U.S. services revenue increased by 17% from $118.5 million for the three months ended September 30, 2003 to $139.1 million for the three months ended September 30, 2004 primarily as a result of strong maintenance renewal rates.

      For the nine months ended September 30, 2004, total revenue from sales in the U.S. increased 9% from the nine months ended September 30, 2003 and represented approximately 60% of our total revenue for the nine months ended September 30, 2004 compared to 65% for the same period in 2003.

      For the three and nine months ended September 30, 2004, net revenue was $496.7 million and $1,467.4 million, respectively, an increase of 11% and 18%, respectively, from the three and nine months ended September 30, 2003. Revenue from user license fees for the three and nine months ended September 30, 2004 was $287.4 million and $859.7 million, respectively, an increase of 2% and 10%, respectively, from 2003, and representing 58% and 59% of total net revenue, respectively. Services revenue for the three and nine months ended September 30, 2004 was $209.3 million and $607.8 million, respectively, an increase of

27% and 31% from 2003, and representing 42% and 41% of total net revenue, respectively. Diluted net income per share for the three months ended September 30, 2004 was $0.22, up from $0.15 for the three months ended September 30, 2003, primarily as a result of earnings leverage from revenue growth, the restructuring reversal in the third quarter of 2004, the loss on extinguishment of debt in the third quarter of 2003 and the cumulative effect of change in accounting principle in the third quarter of 2003 offset by the write-off of in-process research and development in the third quarter of 2004 in connection with the acquisition of KVS. Diluted net income per share for the nine months ended September 30, 2004 was $0.64, up from $0.36 for the nine months ended September 30, 2003, primarily as a result of earnings leverage from revenue growth, the restructuring reversal in 2004, gains on strategic investments in 2004, the loss on extinguishment of debt in 2003, the cumulative effect of change in accounting principle in 2003 and a reduction in acquisition-related expenses, such as amortization of intangibles and in-process research and development in 2004.

      We continue to generate cash from operations and to retain a significant balance of cash and short-term investments. As of September 30, 2004, we had $2,539.2 million in cash, cash equivalents and short-term investments, which represented 72% of our tangible assets. We generated $427.5 million of cash from operating activities for the nine months ended September 30, 2004. We utilize cash in ways that management believes will provide an optimal return on investment. Principal uses of our cash include acquisitions of businesses and technologies, repurchases of our common stock and purchases of property and equipment.

Recent Acquisitions

      In September 2004, we acquired all of the outstanding capital stock of KVS, a provider of e-mail archiving products. We acquired KVS in order to expand our product offerings in the storage software market to include products to store, manage, backup and archive corporate e-mail and data. The KVS acquisition included total purchase consideration of $249.6 million. We have included the results of operations of KVS in our consolidated financial statements beginning September 21, 2004. In connection with the acquisition of KVS, we allocated approximately $11.5 million of the purchase price to in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our condensed consolidated statement of operations for the three months ended September 30, 2004.

      In July 2004, we acquired all of the outstanding capital stock of Invio, a privately held supplier of IT process automation technology. We acquired Invio to extend the capability of software products that enable utility computing by offering customers a tool for standardizing and automating IT service delivery in key areas such as storage provisioning, server provisioning and data protection. The Invio acquisition included purchase consideration of approximately $35.4 million. We have included the results of operations of Invio in our condensed consolidated financial statements beginning July 14, 2004.

      In January 2004, we acquired Ejasent, a privately held provider of application virtualization technology for utility computing. We acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application. The Ejasent acquisition included total purchase consideration of $61.4 million. We have included the results of operations of Ejasent in our consolidated financial statements beginning January 20, 2004. In connection with the acquisition of Ejasent, we allocated approximately $0.4 million of the purchase price to IPR&D that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our condensed consolidated statement of operations for the nine months ended September 30, 2004.

      In June 2003, we acquired Precise Software Solutions Ltd., or Precise, a provider of application performance management products. We acquired Precise to expand our product and service offerings across storage, databases and application performance management. The Precise acquisition included total purchase consideration of $714.7 million. We have included the results of operations of Precise in our consolidated financial statements beginning July 1, 2003. In connection with the acquisition of Precise, we allocated approximately $15.3 million of the purchase price to IPR&D that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our condensed consolidated statement of operations for the nine months ended September 30, 2003.

      In January 2003, we acquired Jareva Technologies, Inc., or Jareva, a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. We acquired Jareva to integrate its technology into our software products. This technology enables our customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition included total purchase consideration of $68.7 million. We have expensed the acquired IPR&D of $4.1 million in our condensed consolidated statement of operations for the nine months ended September 30, 2003.

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

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. As of September 30, 2004, we determined the valuation allowance to be $138.4 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are in specific geographical or jurisdictional locations or are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Future results may vary from these estimates, and at this time it is not practicable to determine if we will need to establish an additional valuation allowance and if it would have a material impact on our financial statements.

Results of Operations

Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Total net revenue	$496.7	$446.6	11%	$1,467.4	$1,245.1	18%

      For the three and nine months ended September 30, 2004, our total net revenue increased by $50.1 million or 11% and $222.3 million or 18%, respectively, compared to the same periods in 2003 due primarily to the growth in user license fees, which grew by 2% and 10%, increased sales penetration of international markets which grew by 27% and 35% and the continued growth of our services businesses which grew by 27% and 31%, respectively. During 2003 and 2004, as part of our strategy to increase our net revenues, we continued expanding our product portfolio and offerings, increased the computer platforms supported by our software and continued to invest in sales and service capacity internationally. Net revenue increased by $11.6 million from the second to third quarter of 2004 primarily due to the growth in user license fees in all geographic areas. We expect net revenue to increase in the fourth quarter of 2004, consistent with historical seasonality and continued penetration of international markets, the benefit of new product offerings, growth in services revenue, the impact of our recent acquisitions and improved general economic conditions resulting in stronger IT spending.

      For the three months ended September 30, 2004, we completed and recognized revenue for 11 direct transactions valued at over $1.0 million, including related services, and 231 direct transactions valued at over $100,000. For the three months ended September 30, 2003, we completed and recognized revenue for 15 direct transactions valued at over $1.0 million, including related services, and 239 direct transactions valued at over $100,000.

International Sales and Operations

      We believe that a key component of our growth strategy is the continued expansion of our international operations. We currently have sales and services offices and resellers located in Europe, Asia-Pacific and Japan, Latin America, Canada, Africa and the Middle East, and research and development centers in India, the United Kingdom, Israel, China and Japan. Our international sales consist of sales of licenses and services to customer locations outside the U.S. and are generated primarily through our international sales subsidiaries. International revenue, a majority of which is collectible in foreign currencies, accounted for approximately 41% and 36% of our total revenue for the three months ended September 30, 2004 and 2003, respectively, and 40% and 35% for the nine months ended September 30, 2004 and 2003, respectively. Our international revenue increased 27% to $204.8 million and 35% to $588.5 million for the three and nine months ended September 30, 2004 over 2003. During 2003 and through the third quarter of 2004, we saw continued strength in the emerging markets in Europe, Asia-Pacific and Japan. Additionally, during 2004, our international sales benefited from favorable foreign currency exchange rate movements relative to the weaker U.S. dollar. Excluding the benefit from foreign currency movement, the increase in international sales would have been 21% from the three months ended September 30, 2003 to 2004 and 27% from the nine months ended

September 30, 2003 to 2004. We expect that our international revenue will increase in absolute dollars and as a percent of total revenue for the remainder of 2004 because of the continued expansion of international markets and the focus and increased investment by our company in these markets.

User License Fees

      We market and distribute our software products both as standalone software products and as integrated product suites. We derive our user license fees from the licensing of our technology, segregated into three product categories: Data Protection, which includes our NetBackup and Backup Exec product families; Storage Management, which includes our Storage Foundation Suite Products, Database Editions and storage resource management product families; and Utility Computing Infrastructure, which includes our clustering, high-availability offerings, application performance management, or APM, OpForce and CommandCentral Service product families.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
User license fees:
Data protection	$161.0	$154.0	5%	$474.1	$440.5	8%
Storage management	64.4	69.1	(7)%	222.6	194.4	15%
Utility computing infrastructure	62.0	58.7	6%	163.0	147.2	11%

Total user license fees	$287.4	$281.8	2%	$859.7	$782.1	10%

As a percentage of user license fees:
Data protection	56%	55%		55%	56%
Storage management	22%	24%		26%	25%
Utility computing infrastructure	22%	21%		19%	19%

Total user license fees	100%	100%		100%	100%

As a percentage of net revenue	58%	63%		59%	63%

      For the three and nine months ended September 30, 2004 compared to 2003, user license fees increased by $5.6 million or 2% and $77.6 million or 10%, respectively, due to increased user license fees in Europe and other international regions of 18% and 13%, respectively, for the three months ended September 30, 2004 over 2003 and 33% and 19% for the nine months ended September 30, 2004 over 2003. These increases were offset by an 8% decrease in U.S. user license fees for the three months ended September 30, 2004 over 2003 and a 2% decrease for the nine months ended September 30, 2004 over 2003, primarily reflecting a decrease in demand by the U.S. federal government and weaker than expected license revenue in the U.S. enterprise market in the second quarter of 2004. User license fees across our Data Protection product category increased by $7.0 million and $33.6 million for the three and nine months ended September 30, 2004, respectively, over 2003 due primarily to growth in our core backup family of products, including NetBackup 5.0 which was introduced during the fourth quarter of 2003. User license fees across our Storage Management product category decreased $4.7 million for the three months ended September 30, 2004 over 2003 as a result of a smaller number of large customer transactions in the quarter and a decrease in revenue from the U.S. federal government. For the nine months ended September 30, 2004 compared to 2003, user license fees across our Storage Management product category increased $28.2 million primarily due to increases in our storage foundation suite and storage resource management products, including the introduction of Storage Foundation Suite 4.0 during the first quarter of 2004. User license fees across our Utility Computing Infrastructure product category increased by $3.3 million and $15.8 million for the three and nine months ended

September 30, 2004, respectively, due primarily to increases in clustering, Database Editions/ Advanced Cluster and APM products.

      User license fees from OEMs accounted for 15% and 13% of user license fees for the three and nine months ended September 30, 2004 and 12% for the three and nine months ended September 30, 2003.

      Unfilled license orders were approximately $36.9 million and $47.9 million at September 30, 2004 and 2003, respectively. Unfilled license orders represent cancelable and non-cancelable license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We generally ship our software products within 30 days after acceptance of customer orders. In some cases, we have discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, we consider a number of factors, including: the effect of the related license revenue on our business plan; the delivery dates requested by customers and resellers; the amount of software license orders received in the quarter; the amount of software license orders shipped in the quarter; the degree to which software license orders received are concentrated at the end of a quarter; and our operational capacity to fulfill software license orders at the end of a quarter. We do not believe that unfilled license orders are a consistent or reliable indicator of future results.

      Deferred license revenue was approximately $10.2 million and $15.7 million at September 30, 2004 and 2003, respectively. Deferred license revenue represents license orders for our software products that have been billed to and paid by our customers and for which revenue will generally be earned within the next year. Deferred license revenue excludes license orders that have not been paid by our customers and that do not otherwise satisfy our revenue recognition criteria; these license orders were approximately $29.0 million and $6.7 million at September 30, 2004 and 2003, respectively.

Services Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Services revenue	$209.3	$164.8	27%	$607.8	$463.1	31%
As a percentage of net revenue	42%	37%		41%	37%

      We derive our services revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and education and training services. The increase in services revenue for the three and nine months ended September 30, 2004 over 2003 was due primarily to the increase in software maintenance and technical support revenue of 30% and 34%, respectively, as a result of a larger installed base of customers, greater focus on renewing customer support contracts, particularly internationally. We expect our services revenue to increase in absolute dollars over time as we continue to grow our installed base of customers, continue our focus on renewing our software maintenance and technical support contracts, and increase demand for our consulting and education and training services.

      Deferred services revenue was approximately $408.0 million and $297.3 million at September 30, 2004 and 2003, respectively. Maintenance and technical support is generally recognized over the maintenance and support period of twelve months. Training or consulting services is generally recognized over the period the specific services are delivered. The increase in deferred services revenue is the result of significant growth in our installed base of customers under software maintenance and technical support contracts and our continued focus on maintenance and technical support contract renewals.

Cost of Revenue

	Three Months
	Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Cost of revenue	$78.3	$75.5	4%	$237.2	$231.6	2%
As a percentage of net revenue	16%	17%		16%	19%

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

Cost of User License Fees (including amortization of developed technology)

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Cost of user license fees:
User license fees	$5.1	$11.5	(56)%	$23.5	$35.1	(33)%
Amortization of developed technology	4.4	5.0	(13)%	12.3	30.4	(60)%

Total cost of user license fees	$9.5	$16.5	(43)%	$35.8	$65.5	(45)%

Gross margin:
User license fees including amortization of developed technology	97%	94%		96%	92%

      Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to acquisitions completed during 2003 and 2004. Excluding amortization of developed technology from the cost of user license fees, the gross margin on user license fees would have been 98% and 97% for the three and nine months ended September 30, 2004, respectively, and 96% for the three and nine months ended September 30, 2003. The increase is primarily the result of lower royalty rates in 2004. The gross margin on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross margins on user license fees to remain relatively constant.

      The decrease in amortization of developed technology for the nine months ended September 30, 2004 over 2003 was primarily the result of the developed technology related to the 1999 acquisitions reaching full amortization in the second quarter of 2003. This decrease was partially offset by the amortization of developed technology related to the Precise, Ejasent and Invio acquisitions. We expect amortization of developed technology to be approximately $7 million in the fourth quarter of 2004 for our current intangible assets, including the amortization of developed technology acquired from KVS.

Cost of Services

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Cost of services	$68.8	$58.9	17%	$201.4	$166.1	21%
Gross margin	67%	64%		67%	64%

      Cost of services consists primarily of personnel-related costs in providing maintenance and technical support, consulting and education to customers. The gross margin improvement for the three and nine months ended September 30, 2004 over 2003 was primarily the result of the increase in maintenance and support revenues of 30% and 34% for the three and nine months ended September 30, 2004 over 2003, respectively, while related expenses increased only 12% and 19% for the three and nine months ended September 30, 2004 over 2003, respectively, as we continued to take advantage of the larger installed customer base. We expect gross margin on services revenue to be relatively flat for the remainder of 2004.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Selling and marketing	$153.0	$136.2	12%	$447.7	$373.3	20%
As a percentage of net revenue	31%	30%		31%	30%

      Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The increase for the three and nine months ended September 30, 2004 over 2003 of $16.8 million and $74.4 million, respectively, was primarily the result of an increase in sales commissions, compensation and benefit costs due to an increase in personnel partially resulting from our 2003 and 2004 acquisitions, investments in sales capacity in our international markets and higher sales commissions resulting from the increase in total net revenues. Selling and marketing expenses remained relatively consistent with the same period in 2003 when measured as a percentage of total net revenue. We expect selling and marketing expenses to continue to grow in absolute dollars, and to remain relatively constant as a percentage of total net revenues, for the remainder of 2004.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Research and development	$87.2	$77.4	13%	$250.7	$219.4	14%
As a percentage of net revenue	18%	17%		17%	18%

      Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $9.8 million and $31.3 million for the three and nine months ended September 30, 2004 over 2003, respectively, was primarily the result of increases in compensation costs from an increase in staffing levels and an increase in outside services used to supplement engineering personnel. We believe that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development for the remainder of 2004 at current levels as a percentage of revenue, including continued investments in our operations in India.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
General and administrative	$49.5	$39.2	26%	$143.7	$117.0	23%
As a percentage of net revenue	10%	9%		10%	9%

      General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The increase of $10.3 million and $26.7 million for the three and nine months ended September 30, 2004 over 2003, respectively, was primarily the result of an increase in compensation and benefit costs, costs associated with our recent restatement and compliance with our corporate governance initiatives, including those required under the Sarbanes-Oxley Act of 2002. We expect general and administrative expenses to remain relatively constant as a percentage of revenue for the remainder of 2004.

Amortization of Other Intangibles

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Amortization of other intangibles	$1.4	$2.5	(43)%	$6.2	$32.9	(81)%
As a percentage of net revenue	0%	1%		0%	3%

      Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles related to acquisitions. The decrease in amortization of other intangibles for the nine months ended September 30, 2004 over 2003 was primarily due to the intangibles related to 1999 acquisitions reaching full amortization during the second quarter of 2003. The amortization of other intangibles also includes intangibles from the acquisitions of Jareva, Precise, Ejasent and Invio, which are being amortized over the estimated useful lives of two to five years. We expect amortization of other intangibles to be approximately $3 million for the fourth quarter of 2004 for our current intangible assets, including the amortization of developed technology acquired from KVS.

In-Process Research and Development

      In connection with our acquisition of Ejasent in January 2004 and KVS in September 2004, we allocated $0.4 million and $11.5 million, respectively, of the purchase price to IPR&D, which represents technology we identified as having not reached technological feasibility and having no alternative future use. In connection with our acquisition of Jareva in January 2003 and Precise in June 2003, we allocated $4.1 million and $15.3 million, respectively, of the purchase price to IPR&D.

Restructuring Reversals

      In the third quarter of 2004, in connection with our acquisition of KVS, we reversed $9.6 million of accrued restructuring costs related to previously restructured facilities to be occupied by KVS personnel.

Interest and Other Income, Net

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

		(In millions, except percentages)
Interest and other income, net	$13.7	$8.7	58%	$35.4	$33.6	6%
As a percentage of net revenue	3%	2%		2%	3%

      Interest and other income, net, includes interest income and realized gains and losses on our cash equivalents and investments held and, to a lesser extent, foreign currency exchange gains or losses. The increase in interest and other income of $5.0 and $1.8 million for the three and nine months ended September 30, 2004 over 2003, respectively, is due primarily to an increase in interest income due to higher average cash equivalents and investments balances and an increase in interest rates.

Interest Expense

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Interest expense	$6.5	$9.2	(30)%	$18.2	$24.8	(27)%
As a percentage of net revenue	1%	2%		1%	2%

      Interest expense for the three and nine months ended September 30, 2004 consisted of interest recorded under the 0.25% convertible subordinated notes issued in August 2003 and interest of approximately $4 million per quarter, beginning in July 2003, as a result of our adoption of Financial Accounting Standards Board, or FASB, Interpretation Number, or FIN, 46, Consolidation of Variable Interest Entities, which required us to consolidate the properties from our build-to-suit lease agreements and related debt in our financial statements. Previously, interest on the build-to-suit lease agreements was recorded as rent expense in cost of revenue and operating expenses. Interest expense for the three and nine months ended September 30, 2003 also consisted of interest recorded under the 1.856% convertible subordinated notes issued in August 1999 that were partially redeemed for cash and partially converted to common stock in August 2003 and interest recorded under the 5.25% convertible subordinated notes issued in October 1997 that were converted to common stock in August 2003. We expect interest expense for the fourth quarter of 2004 to be approximately $6 million representing the interest on the 0.25% convertible subordinated notes and the interest on the build-to-suit lease agreements.

Loss on Extinguishment of Debt

      In August 2003 we redeemed $391.7 million of our outstanding 1.856% convertible subordinated notes for cash. In connection with this cash redemption, we recorded a loss on extinguishment of debt of $4.7 million representing the unamortized portion of debt issuance costs at the time of redemption.

Gain (Loss) on Strategic Investments

      For the nine months ended September 30, 2004, we recognized a gain on strategic investments of $7.5 million related to the sale of one of our investments. For the nine months ended September 30, 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other than temporary. These losses represented write-downs of the carrying amount of our investments.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2004	2003	% Change	2004	2003	% Change

		(In millions, except percentages)
Income taxes	$36.4	$36.3	0%	$121.8	$88.9	37%
As a percentage of net revenue	7%	8%		8%	7%
Effective tax rate	27%	33%		30%	35%

      Our effective tax rate for the third quarter of 2004 differed from the combined federal and state statutory rates due primarily to the tax effect of international operations. The decrease in our effective tax rates for the three and nine months ended September 30, 2004 over 2003 is primarily due to differences attributable to the restructuring reversals in 2004 and acquisition-related charges in 2003, including in-process research and development, that were non-deductible for tax purposes.

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

Accrued Acquisition and Restructuring Costs

      In the fourth quarter of 2002, our board of directors approved a facility restructuring plan to exit and consolidate certain of our facilities located in 17 metropolitan areas worldwide. The facility restructuring plan was adopted to address overcapacity in our facilities as a result of lower than planned headcount growth in these metropolitan areas. In connection with this facility restructuring plan, we recorded a net restructuring charge, or the 2002 Facility Accrual, to operating expenses of $96.1 million in the fourth quarter of 2002. The 2002 Facility Accrual was originally comprised of (i) $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and (ii) write-offs of $9.2 million for net assets.

      In the third quarter of 2004, we acquired KVS and, as a result, reversed $9.6 million of the 2002 Facility Accrual related to previously restructured facilities to be occupied by KVS personnel. In addition, cash outlays of $4.0 million and the impact of foreign exchange rates of $0.4 million were recognized in the third quarter of 2004. As of September 30, 2004, the remaining balance of the 2002 Facility Accrual was $55.0 million. Restructuring costs will generally be paid over the remaining lease terms, ending at various dates through 2022, or over a shorter period as we may negotiate with our lessors. The majority of costs are expected to be paid by the year ending December 31, 2010.

      We are in the process of seeking suitable subtenants for these facilities. The estimates related to the 2002 Facility Accrual may vary significantly depending, in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the 2002 Facility Accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. Because a portion of the 2002 Facility Accrual relates to international locations, the accrual will be affected by exchange rate fluctuations.

      As of September 30, 2004, accrued acquisition and restructuring costs consisted of the 2002 Facility Accrual discussed above, acquisition related costs discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements and other accrued acquisition and restructuring charges incurred from 1999 through 2003, net of cash payments made.

      The components of the accrued acquisition and restructuring costs and movements within these components through September 30, 2004 were as follows:

	Direct	Involuntary
	Transaction	Termination	Facilities	Asset
	Costs	Benefits	Related Costs	Write-offs	Total

	(In millions)
Balance at December 31, 2003	$0.6	$—	$91.4	$2.1	$94.1
Additions	2.1	11.5	—	—	13.6
Cash payments	(1.8)	(11.4)	(5.1)	—	(18.3)
Non-cash charges	—	—	—	(2.1)	(2.1)
Impact of exchange rates	—	—	0.7	—	0.7

Balance at March 31, 2004	0.9	0.1	87.0	—	88.0
Cash payments	(0.4)	—	(5.0)	—	(5.4)
Impact of exchange rates	—	—	0.3	—	0.3

Balance at June 30, 2004	0.5	0.1	82.3	—	82.9
Additions	4.2	0.1	2.1	—	6.4
Cash payments	(0.8)	—	(5.1)	—	(5.9)
Restructuring reversals, net	—	—	(9.6)	—	(9.6)
Other	—	—	(0.4)	—	(0.4)
Impact of exchange rates	—	—	(0.5)	—	(0.5)

Balance at September 30, 2004	$3.9	$0.2	$68.8	$—	$72.9

Recent Accounting Pronouncements

      In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or upon the occurrence of another contingency. The FASB is presently in the process of amending certain aspects of SFAS No. 128, Earnings per Share, and it is expected to require that share settlement be assumed in the diluted earnings per share calculation for contracts that can be settled in stock or cash. The consensus in EITF Issue No. 04-8 will become effective in the period when the proposed amendment to SFAS No. 128 becomes effective. We do not believe that EITF Issue No. 04-8 will have a material effect on the Company’s diluted per share calculation and we will evaluate the impact of the amendments to SFAS No. 128 once issued.

      In March 2004, FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements are effective for our annual period ending December 31, 2004. We will evaluate the impact of EITF Issue No. 03-1 once final guidance is issued.

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

      Cash flows provided by operating activities for the nine months ended September 30, 2004 decreased $21.1 million compared to the same period a year ago. Our net income for the nine months ended September 30, 2004 was significantly higher than 2003; however, this was offset by lower non-cash charges such as amortization of developed technology and other intangibles and write-off of in-process research and development. In addition, there was a higher amount of cash paid for income taxes for the nine months ended September 30, 2004 compared to 2003.

      Cash flows used for investing activities consist primarily of net purchases of investments, property and equipment and businesses and technology. Cash flows used for investing activities included net purchases of investments of $230.5 million for the nine months ended September 30, 2004 compared to net sales of $15.6 million for the nine months ended September 30, 2003 and an increase of $27.4 million for purchases of property and equipment for the nine months ended September 30, 2004 over 2003. In addition, purchases of businesses and technology were $325.1 million for the nine months ended September 30, 2004, primarily related to the acquisitions of Ejasent, Invio and KVS, compared to $402.4 million for the nine months ended September 30, 2003, primarily related to the acquisitions of Jareva and Precise.

      Cash flows from financing activities consist primarily of proceeds related to the issuance of common stock under our employee stock plans of $80.2 million for the nine months ended September 30, 2004 and $132.5 million for the nine months ended September 30, 2003 offset by $70.9 million used for the repurchase of our common stock for the nine months ended September 30, 2004 and $316.2 million used for the repurchase of our common stock for the nine months ended September 30, 2003. In addition, in 2003 we generated $116.6 million of cash from the issuance of new convertible subordinated notes, net of the redemption of the then-outstanding convertible subordinated notes.

      In July 2004, our board of directors authorized a program to repurchase our common stock in an amount of up to $500.0 million over the next 12 to 18 months. We expect to purchase these shares of common stock from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, these purchases may be commenced or suspended from time to time without prior notice. The stock repurchase program is primarily intended to reduce the dilution resulting from our employee stock plans. In the third quarter of 2004, we repurchased 5.4 million shares of common stock for an aggregate purchase price of $94.3 million, of which $23.4 million was paid to the Company’s agent in October 2004. Between October 1 and October 31, 2004, the Company repurchased an additional 7.6 million shares of common stock for an aggregate purchase price of $155.7 million.

      We continue to evaluate alternative uses of our cash including, but not limited to, exercising our purchase option for the properties subject to the build-to-suit lease arrangements, repurchasing additional amounts of our common stock and strategic acquisitions, any of which could reduce the amount of available cash and cash equivalents.

Convertible Subordinated Notes

      In August 2003, we issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013, or 0.25% Notes, for which we received net proceeds of approximately $508.2 million, to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue additional interest at that rate until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will continue to accrue such additional interest until the date on which the registration statement is declared effective. The 0.25% Notes are convertible, under specified circumstances, into shares of our common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share;

provided that, pursuant to the terms of a supplemental indenture dated as of October 25, 2004, we will be required to deliver cash to holders upon conversion, except to the extent that our conversion obligation exceeds the principal amount of the notes converted, in which case, we will have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock.

      At September 30, 2004, we had a ratio of long-term debt to total capitalization of approximately 12%. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements.

Long-Term Debt

      In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and 2001, respectively, and began occupying the Milpitas facility in April 2003. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, we accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, we adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and we are considered the primary beneficiary. Accordingly, we began consolidating the variable interest entities on July 1, 2003 and have included the property and equipment and long-term debt on our balance sheet at September 30, 2004 and December 31, 2003 and the results of their operations in our consolidated statement of operations for the three and nine months ended September 30, 2004. As of September 30, 2004, approximately $380.6 million of debt has been classified as current as the lease terms for the Mountain View and Roseville facilities expire in March 2005 and lease terms for Milpitas facilities expire in July 2005.

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

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View, California and Roseville, Minnesota agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the three months ended September 30, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $4.3 million and for the nine months ended September 30, 2004 and 2003, the aggregate payments, including the net payments on the interest rate swaps, were $12.3 million and $12.5 million, respectively. The payments for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 were included in interest expense in the consolidated statements of operations in accordance with FIN 46. The payments made for the six months ended June 30, 2003 were classified as rent expense and included in cost of revenue and operating expenses, in accordance with SFAS No. 13. We expect future interest expense from the build-to-suit agreements to be approximately $4 million per quarter.

      The agreements for each of the facilities described above require that we maintain specified financial covenants, all of which we were in compliance with as of September 30, 2004. The specified financial covenants as of September 30, 2004 require us to maintain a minimum rolling four quarter earnings before interest, taxes, depreciation and amortization of EBITDA of $500.0 million, a minimum ratio of cash and cash equivalents and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents our net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the acquisition and development of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View, California and Roseville, Minnesota facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas, California facility.

Credit Facility

      During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.0 million USD). At September 30, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2004 and is due to expire in March 2005. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate, plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, one of our wholly-owned subsidiaries.

Acquired Technology Commitments

      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000, which includes interest. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.3 million as of September 30, 2004 and $4.6 million as of December 31, 2003 and is included in other long-term liabilities.

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

      You should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or orders in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results for that quarter. In addition, if we fail to manage our business effectively, we may experience high operating expenses, and our operating results may fall below the expectations of securities analysts or investors.

Because we derive a majority of our license revenue from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenue.

      We derive a majority of our revenue from a small number of software products, including our NetBackup and Backup Exec data protection products. In addition, our software products are concentrated within the market for data storage. For example, for the nine months ended September 30, 2004, we derived approximately 55% of our user license fees from the NetBackup and Backup Exec products. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers or other factors. If our revenue derived from these software products were to decline significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, a decline in the demand for storage devices, storage software applications or storage capacity could result in a significant reduction in our revenue and adversely affect our business and operating results.

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

      OEMs. A portion of our revenue is derived from sales through our OEM partners that incorporate our products into their products. Our reliance on this sales channel involves many risks, including:

•	our lack of control over the shipping dates or volume of systems shipped;

•	our OEM partners are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable in recognition of our increasingly competitive relationship with certain partners;

•	the development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenue;

•	the time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market; and

•	our OEM partners may develop, market and distribute their own products and market and distribute products of our competitors, which could reduce our sales.

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

      Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Our end-user customers use our products in applications that are critical to their businesses, including for data backup and recovery, and may have a greater sensitivity to defects in our products than to defects in other, less critical software products. If a customer loses critical data as a result of an error in or failure of our software products or as a result of the customer’s misuse of our software products, the customer could suffer significant damages and seek to recover those damages from us. Although our software licenses generally contain protective provisions limiting our liability, a court could rule that these provisions are unenforceable. If a customer is successful in proving its damages and a court does not enforce our protective provisions, we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.

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

      Historically, we have provided stock-based compensation, such as stock option grants and the availability of discounted shares in our Employee Stock Purchase Plan, as an important incentive for our employees. The volatility in our stock price may from time to time adversely affect our ability to retain or attract key employees. In addition, if we are unable to obtain stockholder approval for anticipated future increases in the number of shares of common stock authorized under our stock plans, or if changes in accounting rules require us to treat all stock-based compensation as an expense, we may reduce the amount of stock-based compensation awarded to employees. Reductions in our stock-based compensation practices may make it more difficult for us to attract and retain employees, which may negatively affect our ability to manage and operate our business.

We incur considerable expenses to develop products for operating systems that are either owned by others or that are part of the Open Source Community. If we do not receive cooperation in our development efforts from others and access to operating system technologies, we may face higher expenses or fail to expand our product lines and revenues.

      Many of our products operate primarily on the Windows, UNIX and Linux computer operating systems. As part of our efforts to develop products for operating systems that are part of the Open Source Community, we may have to license portions of our products on a royalty free basis or may have to expose our source code. We continue to develop new products for these operating systems. We may not accomplish our development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. Our development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. If the market for a particular operating system does not develop as anticipated, or demand for our products and services in such market does not materialize or occurs more slowly than we expect, we may have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

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

      We derive a large amount of revenue from a distributor that sells our products and services through resellers. For the three and nine months ended September 30, 2004, this distributor accounted for less than 10% of our net revenue. If this distributor were to reduce purchases of our products or services, our revenues would decline unless we were able to increase sales through other distributors or direct sales to customers. Our contract does not require this distributor to purchase any specified amount of our product or services. Accordingly, we cannot be sure that this distributor will continue to market and sell our products and services at current levels.

Cooperating with the SEC in its investigation of our transactions with AOL Time Warner and its recent inquiries regarding our past accounting practices has required, and may continue to require, a large amount of management time and attention, as well as accounting and legal expense, which may reduce net income or interfere with our ability to manage our business.

      Since the third quarter of 2002, we have received subpoenas and other requests for information issued by the SEC in the investigation entitled In the Matter of AOL/ Time Warner. We continue to furnish information requested by the SEC and otherwise cooperate with regard to this investigation. In addition, in the first quarter of 2004, we voluntarily disclosed to the staff of the SEC past accounting practices applicable to our 2002 and 2001 financial statements that were not in compliance with GAAP, and we subsequently restated our financial statements for 2002 and 2001, the interim periods for 2002 and 2001 and the interim periods ended March, June and September 2003. We and our audit committee continue to cooperate with the SEC in its review of these matters. The SEC’s investigation and inquiries may continue to require significant management attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

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

      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. We are presently evaluating the impact of the Act on our future effective tax rate. We do not have a substantial history of audit activity from various taxing authorities and while we believe we are in compliance with all federal, state and international tax laws, there are various interpretations of their application that could result in additional tax assessments. Our effective tax rate is also influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods, and may also be influenced by tax assessments against acquired entities with respect to tax periods prior to the acquisition, which may significantly affect our effective tax rate for the period in which the settlements take place.

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

      We prepare our financial statements in conformity with accounting principles generally accepted in the U.S., which are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for variable interest entities;

•	accounting for goodwill and other intangible assets; and

•	accounting issues related to certain features of contingently convertible debt instruments and their effect on diluted earnings per share.

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

      From time to time, we receive claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent, copyright and trademark infringement claims. We have received several trademark claims in the past and may receive more claims in the future from third parties who may also be using the VERITAS name or another names that may be similar to one of our trademarks or service marks. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s attention from our core business;

•	require us to stop selling, to delay shipping or to redesign our product; and

•	require us to pay monetary amounts as damages, for royalty or licensing arrangements or to satisfy indemnification obligations that we have with some of our customers.

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

Foreign Currency Risk

      We transact business in various foreign currencies and have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at September 30, 2004 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of September 30, 2004 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of September 30, 2004, all forward contracts mature in 31 days or less:

			Fair Market Value
	Local Currency		at September 30,
	Contract Amount	Contract Amount	2004 (US$)

	(In thousands)
Contracts to Buy US $
Argentine peso	2,000.0 ARS	662.3 USD	(8.7)
Brazilian real	8,550.0 BRL	2,933.1 USD	(55.6)
Canadian dollar	4,550.0 CAD	3,566.8 USD	(40.6)
Australian dollar	870.0 AUD	621.2 USD	(11.9)
Contracts to Sell US $
Euro	29,000.0 EUR	35,668.3 USD	396.1
Israel shekel	9,025.0 ILS	2,015.1 USD	(0.6)
Mexican peso	7,200.0 MXN	627.5 USD	5.1
Singapore dollar	20,650.0 SGD	12,178.9 USD	83.5
Indian rupee	19,000.0 INR	408.2 USD	5.3
British pound	8,100.0 GBP	14,626.0 USD	51.2
Japanese yen	33,500.0 JPY	301.1 USD	3.3
Contracts to Buy Euro €
United Arab Emirates dirham	23,600.0 AED	5,214.9 EUR	58.3
Indian rupee	164,900.0 INR	2,874.8 EUR	(13.0)
Japanese yen	2,400,000.0 JPY	17,516.8 EUR	(24.8)
Contracts to Sell Euro €
Danish krona	3,880.0 DKK	521.4 EUR	0.0
Swedish krona	8,300.0 SEK	915.8 EUR	2.9
British pound	3,000.0 GBP	4,403.7 EUR	(39.1)
South African rand	8,550.0 ZAR	1,080.6 EUR	(17.9)
Swiss franc	950.0 CHF	613.1 EUR	0.0
Contracts to Buy SGD $
Hong Kong dollar	13,780.0 HKD	2,995.3 SGD	10.9
New Zealand dollar	1,750.0 NZD	1,973.3 SGD	(14.2)
Contracts to Sell SGD $
Indian rupee	61,000.0 INR	2,223.8 SGD	6.8
South Korean won	5,130,000.0 KRW	7,511.0 SGD	(6.4)
Taiwanese dollar	12,750.0 TWD	635.3 SGD	(2.0)
Euro	1,200.0 EUR	2,504.1 SGD	5.3
Contracts to Buy GBP £
Australian dollar	1,850.0 AUD	732.3 GBP	(18.9)

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

      Debt obligations consist of $520.0 million of our 0.25% convertible subordinated notes due August 1, 2013 and $380.6 million of our debt related to our build-to-suit lease agreements. The interest rate on the 0.25% Notes is fixed and the notes provide for semi-annual interest payments of approximately $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. As of April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and will continue to accrue such additional interest until the date on which the registration statement is declared effective. The 0.25% Notes are convertible, under specified conditions, into shares of our common stock unless previously redeemed or repurchased and the conversion price is subject to adjustment under the terms of the notes; provided that, as a result of a supplemental indenture we entered into on October 25, 2004, we now have the obligation to satisfy our conversion obligations under the notes in cash, unless the value of our conversion obligation exceeds the principal amount of the notes being converted by a holder, in which case we shall have the option to deliver cash and/or shares of common stock to the extent (and only to the extent) of such excess. Long-term debt consists of the three build-to-suit agreements. The interest rates on the build-to-suit agreements are variable based on a 3-month LIBOR plus a credit spread and provide for quarterly interest payments in January, April, July and October (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Long-Term Debt” for more information regarding debt payout).

      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of two of our build-to-suit agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swaps or the hedged item do not change, the interest rate swaps will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swaps or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of September 30, 2004, the fair value of the interest rate swaps was $(3.1) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements. This hedge was deemed to be highly effective as of September 30, 2004. On July 1, 2003, we began accounting for our variable interest rate debt in accordance with FIN 46. In accordance with SFAS No. 133, we had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it is based on the 3-month LIBOR. However, with the adoption of FIN 46, we redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

      The following table presents the amounts of our cash equivalents, short-term investments and debt obligations, according to maturity date, that may be subject to interest rate risk and the average interest rates as of September 30, 2004 by year of maturity:

	Amortized Cost

		Due in			2003
	Due in	2005 and		2004	Amortized
	2004	Thereafter	Total	Fair Value	Cost

	(In thousands, except percentages)
Cash equivalents and short-term investments(1):
Fixed rate	$290,797	$1,394,079	$1,684,876	$1,678,881	$1,235,767
Average fixed rate	1.78%	2.81%	2.63%	2.64%	2.11%
Variable rate	$242,033	$169,694	$411,727	$411,704	$509,727
Average variable rate	1.78%	1.77%	1.77%	1.77%	1.40%
Total cash equivalents and short-term investments	$532,830	$1,563,773	$2,096,603	$2,090,585	$1,745,494
Average rate	1.78%	2.70%	2.46%	2.47%	1.90%
Debt obligations:
Fixed rate	$111	$524,141	$524,252	$524,252	$524,578
Average fixed rate(2)	3.68%	0.28%	0.28%	0.28%	0.28%
Variable rate(3)	$—	$380,630	$380,630	$380,630	$380,630
Average variable rate	—	2.45%	2.45%	2.45%	2.45%

(1)	For purposes of the above table, cash equivalents consist of commercial paper and government securities.

(2)	Not included in the average fixed rate is the amortization of the underwriting and issuance costs for the $520.0 million convertible subordinated notes. If this was included, our average fixed rate for these notes would be 1.04% for 2005 and thereafter.

(3)	$186.4 million of the variable rate long-term debt is, in effect, a fixed rate as the result of the interest rate swaps (see Note 13, “Derivative Financial Instruments” in the Notes to Condensed Consolidated Financial Statements) entered into by VERITAS. Including the effect of these interest rate swaps, the average fixed rate would be 6.14%.

Equity Price Risk

      We have made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other than temporary. For the nine months ended September 30, 2004, we realized a gain of $7.5 million on the sale of a strategic investment. For the three and nine months ended September 30, 2004, we recorded no impairment losses and for the nine months ended September 30, 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of the investments that was other-than-temporary. The losses realized represent other-than-temporary declines in the fair value of our investments and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition, among other factors. As of September 30, 2004, our strategic investments had a carrying value of $2.7 million, and we determined that there was no further impairment in these investments at that date. We cannot assure you that our investments will have the above mentioned results, or that we will not lose all or any part of these investments.

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

      Our chief executive officer and chief financial officer, with the assistance of our disclosure committee, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Our evaluation process included the identification, review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004. In addition, we sought to identify any changes to our internal controls during the quarter ended September 30, 2004 that had or could have a material effect on our internal controls, any significant deficiencies or material weaknesses in our internal controls and any acts of fraud involving personnel who had a significant role in our internal controls. We perform this type of evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K.

      Based on an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this report on Form 10-Q, is made known to them on a timely basis. Although we regularly implement improvements to our internal controls systems, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      In March 2004, we announced our intention to restate our financial statements for 2002 and 2001 and revise our previously announced financial results for 2003. The decision resulted from the findings of an investigation into past accounting practices that concluded on March 12, 2004. The investigation resulted from concerns raised by an employee in late 2003, which led to a detailed review of the matter in accordance with our corporate governance processes, including the reporting of the matter to the audit committee of our board of directors, and to KPMG LLP, our independent registered public accounting firm. The audit committee retained independent counsel to investigate issues relating to these past accounting practices, and the audit committee’s counsel retained independent accountants to assist with the investigation. In the first quarter of 2004, we voluntarily disclosed to the staff of the SEC past accounting practices applicable to our 2002 and 2001 financial statements that were not in compliance with GAAP. For more information regarding the audit committee’s investigation and the restatement of our financial statements for 2002 and 2001, including the corresponding interim periods for 2002 and 2001 and the interim periods ended March, June and September 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” “Financial Statements and Supplementary Data — Selected Quarterly Results of Operations,” “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements of our annual report on Form 10-K for the year ended December 31, 2003.

      We and our audit committee continue to cooperate with the SEC in its review of these matters. At this time, we cannot predict the outcome of the SEC’s review.

Litigation

      After we announced in January 2003 that we would restate our financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On December 10, 2003, the District Court granted the defendants’ motion to dismiss the consolidated complaint, with leave to amend. On May 19, 2004, the District Court granted the defendants’ motion to dismiss the plaintiffs’ first amended complaint, with leave to amend. On June 30, 2004, a second amended complaint was filed with the Court in this matter and defendants have filed a motion to dismiss the second amended complaint. The second amended complaint seeks an unspecified amount of damages.

      In addition, in 2003 several complaints purporting to be derivative actions were filed in California state court against some of our directors and officers. These complaints are generally based on the same facts and circumstances alleged in In Re VERITAS Software Corporation Securities Litigation, referenced above, and allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. The state court complaints have been consolidated into the action In Re VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County. The consolidated complaint seeks an unspecified amount of damages.

      On August 2, 2004, we received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner, et. al. in which we were named as a defendant. The case was originally filed in the U.S. District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and AOL, and Time Warner’s outside auditor, Ernst & Young LLP. In adding us as a defendant, the plaintiff alleges that we aided and abetted AOL in alleged common law fraud and also alleges that we engaged in common law fraud as part of a civil conspiracy. The allegations against us are based on the factual allegations in the second amended consolidated class action complaint and other filings in the matter entitled In Re VERITAS Software Corporation Securities Litigation, referenced above. The plaintiff seeks an unspecified amount of compensatory and punitive damages.

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

      The foregoing cases are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended September 30, 2004, we repurchased 5.4 million shares of our common stock for an aggregate purchase price of $94.3 million, of which $23.4 million was paid to our agent in October 2004. Between October 1 and October 31, 2004, we repurchased an additional 7.6 million shares of common stock for an aggregate purchase price of $155.7 million. The monthly repurchases of our common stock for the quarter ended September 30, 2004 are set forth below.

ISSUER PURCHASES OF EQUITY SECURITIES*

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total Number		Shares Purchased as Part	Value) Shares That May
	of Shares	(b) Average Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Program

	(In thousands, except per share amounts)
Month 1:
July 1, 2004 through July 31, 2004	—	N/A	—	—
Month 2:
August 1, 2004 through August 31, 2004	—	N/A	—	$500,000
Month 3:
September 1, 2004 through September 30, 2004	5,400	$17.46	5,400	$405,710

Total	5,400	$17.46	5,400	$405,710

*	On July 27, 2004, the Company issued a press release announcing that in July 2004, the board of directors had approved a stock repurchase program. Under the stock repurchase program, we are authorized to repurchase up to $500 million of our common stock over a 12 to 18 month period.

Item 4.	Submission of Matters to a Vote of Security Holders

      At our annual meeting of stockholders held on August 25, 2004, each of the individuals listed below was elected to our board of directors as a Class C director to hold office for a term of three years or until his successor is duly elected or qualified or until his resignation or removal. The following is a tabulation of votes with respect to each nominee:

Nominee	Votes For	Votes Withheld

Michael Brown	332,146,278	39,410,377
Kurt J. Lauk	354,860,251	16,696,404

      In addition to Mr. Brown and Dr. Lauk, the Company’s board of directors is currently comprised of: Gary L. Bloom; William Pade; David J. Roux; Geoffrey W. Squire; Carolyn M. Ticknor; and V. Paul Unruh.

      The following proposals were also approved at our annual meeting:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Approve the Amendment and Restatement of the VERITAS Software Corporation 2003 Stock Incentive Plan	185,025,551	120,420,855	2,475,480	63,634,769
Ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2004	368,700,564	567,865	2,288,226	0

Item 6.	Exhibits

Exhibits

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Share Purchase Agreement, dated as of August 30, 2004, by and among VERITAS Software Corporation, KVault Software Limited and certain shareholders named therein				X
3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03
3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04
4.01	First Supplemental Indenture, dated as of October 25, 2004, by and between VERITAS Software Corporation and U.S. Bank National Association Incorporated by reference	8-K	10/27/04	4.01
10.01	VERITAS Software Corporation Amended and Restated 2003 Stock Incentive Plan	8-K	08/31/04	10.01
10.02	Form of Stock Option Agreement under VERITAS Software Corporation 2003 Stock Incentive Plan				X
10.03	Form of Stock Option Agreement for Executive Officers under VERITAS Software Corporation 2003 Stock Incentive Plan				X

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.04	Form of Restricted Stock Issuance Agreement under VERITAS Software Corporation 2003 Stock Incentive Plan				X
10.05	Form of RSU Award Agreement under VERITAS Software Corporation 2003 Stock Incentive Plan				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2004.

VERITAS SOFTWARE CORPORATION

BY:	/s/ EDWIN J. GILLIS

EDWIN J. GILLIS
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Share Purchase Agreement, dated as of August 30, 2004, by and among VERITAS Software Corporation, KVault Software Limited and certain shareholders named therein				X
3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03
3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04
4.01	First Supplemental Indenture, dated as of October 25, 2004, by and between VERITAS Software Corporation and U.S. Bank National Association Incorporated by reference	8-K	10/27/04	4.01
10.01	VERITAS Software Corporation Amended and Restated 2003 Stock Incentive Plan Incorporated by reference	8-K	08/31/04	10.01
10.02	Form of Stock Option Agreement under VERITAS Software Corporation 2003 Stock Incentive Plan				X
10.03	Form of Stock Option Agreement for Executive Officers under VERITAS Software Corporation 2003 Stock Incentive Plan				X
10.04	Form of Restricted Stock Issuance Agreement under VERITAS Software Corporation 2003 Stock Incentive Plan				X
10.05	Form of RSU Award Agreement under VERITAS Software Corporation 2003 Stock Incentive Plan				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X