Form 10-K
period 2004-12-31
VERITAS SOFTWARE CORP /DE/
filed 2005-04-06
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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
Preferred Share Purchase Rights
      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the Registrant’s common stock, $0.001 par value per share, held by non-affiliates of the Registrant on June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $12 billion (based on the closing sales price of the Registrant’s common stock on that date). Shares of the Registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 31, 2005, 427,229,966 shares of the Registrant’s common stock were outstanding.

VERITAS SOFTWARE CORPORATION
      VERITAS, the VERITAS logo and all other VERITAS names are trademarks or registered trademarks of VERITAS Software Corporation or its affiliates in the United States and other countries. Other names may be trademarks of their respective owners.

      This annual report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, financial outlook, commitments under existing leases, research and development initiatives, sales and marketing initiatives, competition and continued listing on Nasdaq. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section captioned “Factors That May Affect Future Results” appearing in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this annual report. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.
PART I

Item 1.	Business
Merger of VERITAS Software Corporation with Symantec Corporation
      On December 16, 2004, VERITAS Software Corporation and Symantec Corporation announced that the companies had entered into a definitive agreement to merge in an all-stock transaction. Under the agreement, which has been unanimously approved by both boards of directors, our stock will be converted into Symantec stock at a fixed exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of our common stock. Upon closing, Symantec stockholders will own approximately 60 percent and our stockholders will own approximately 40 percent of the combined company. Completion of the merger is subject to customary closing conditions that include receipt of required approvals from VERITAS and Symantec stockholders and receipt of required regulatory approvals. The merger, which is expected to close in the second calendar quarter of 2005, may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to VERITAS as a stand-alone entity and do not reflect the impact of the proposed merger with Symantec. For additional information regarding the proposed merger, please refer to the Form S-4 (File No. 333-122724), containing a preliminary joint proxy statement/prospectus in connection with the proposed merger, filed by Symantec on February 11, 2005.
Overview
      VERITAS Software Corporation is a leading independent supplier of storage and infrastructure software products and services. Our software products operate across a variety of computing environments, from personal computers, or PCs, and workgroup servers to enterprise servers and networking platforms in corporate data centers to protect, archive and recover business-critical data, provide high levels of application availability, enhance and tune system and application performance to define and meet service levels and enable recovery from disasters. Our solutions enable businesses to reduce costs by efficiently and effectively managing their information technology, or IT, infrastructure as they seek to maximize value from their IT investments. We offer software products focused on three areas:

•	Data Protection: products for ensuring the protection, retention and recovery of data using both disk, tape and optical media.

•	Storage Management: products for optimizing storage hardware utilization, simplifying administration for environments with diverse computer hardware and software architectures and enabling high performance and continuous availability of mission-critical applications.

•	Utility Computing Infrastructure: products for automating the provisioning and management of servers and applications to meet IT service levels for high availability, high performance and process automation.
      We develop and sell software products for the most widely-used operating systems, including various versions of Linux, NetWare, UNIX and Windows. We also develop and sell software products that support a wide variety of servers, storage devices, databases, applications and network equipment. Our customers include many leading global corporations and small and medium-sized enterprises located around the world and operating in a wide variety of industries. In addition to our software products, we provide a full range of services to assist customers in assessing, architecting, implementing, supporting and maintaining their storage and infrastructure software solutions.
      Our product strategy is to meet the data storage, system and application availability and performance needs of our customers, while remaining at the forefront of innovation to support our customers’ long-term requirements by providing the building blocks for utility computing. Utility computing is a computing model that delivers IT as a measurable service, aligned with business needs and capable of adapting to changing demands. We offer a building block approach that allows our customers to evolve to a utility computing model in an evolutionary and modular fashion while leveraging their existing IT investments.
      In 2004, we completed the acquisitions of Ejasent, Inc., Invio Software, Inc. and KVault Software Limited, or KVS. Through our acquisition of Ejasent in January 2004, we acquired UpScale, which offers the ability to move applications from one server to another without disrupting or terminating the application, and MicroMeasure, which enables usage-based metering and billing of physical and logical data center assets, including servers, storage and application transactions by specific users and departments. Our acquisition of Invio in July 2004 provided us with software that standardizes and automates IT service delivery in key areas such as storage provisioning, server provisioning and data protection. In addition, in September 2004, we acquired KVS and its Enterprise Vault software, the leading Microsoft Exchange e-mail archiving product, to address compliance and data management, a critical component and addition to our data protection portfolio.
      With revenue of $2.04 billion in 2004, VERITAS ranks among the top 10 software companies in the world and, as of December 31, 2004, had 7,587 employees in 38 countries. We were incorporated in Delaware in October 1998. Our predecessor company was originally incorporated in California in 1982 and reincorporated in Delaware in 1997. Our principal offices are located at 350 Ellis Street, Mountain View, California 94043, and our telephone number at that location is (650) 527-8000. Our home page on the Internet is at http://www.veritas.com. Information on our website is not a part of this annual report.
Products
      VERITAS offers a wide range of industry leading software products that are broadly categorized into data protection, storage management and utility computing infrastructure solutions. Demand for our software products and services is driven by the ever increasing quantity of data being collected and the need for data to be protected, recoverable and accessible at all times, particularly in the event of a disaster. Other factors driving demand include the rapid increase in the number of Internet users and companies conducting business online, the continuous automation of business processes, increased pressures on companies to lower storage and server management costs, while increasing the utilization and performance of their existing heterogeneous IT infrastructure and the increasing importance of document retention and regulatory compliance solutions. Our products offer our customers scalability for managing the rapid growth of data and the increasing complexity and size of IT environments.

Data Protection
      We offer software products designed to protect, backup, archive and restore data across a broad range of computing environments from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers. Our data protection products protect and recover data on servers and clients running most major operating systems and databases. These products integrate to provide solutions to manage data throughout its lifecycle — from creation to disposal, both onsite and offsite, across all levels of the storage hierarchy — including disk, tape and optical storage media. Our data protection products include:

Product Set	Description

VERITAS NetBackup	VERITAS NetBackup software delivers enterprise data protection for the largest Linux, NetWare, UNIX and Windows environments, and offers enterprise-strength features, such as synthetic backups that allow for quick client restore from a single backup image, disk-based protection, automated disaster recovery and desktop and laptop protection. VERITAS NetBackup provides advanced media management, including tape labeling, tape media pool creation, device sharing, media/device reporting and bar code support. VERITAS NetBackup also provides optional database and application aware backup and recovery solutions for Oracle, SAP, Microsoft SQL Server, Microsoft Exchange, Microsoft SharePoint Portal Server, DB2, Lotus Notes/Domino, Sybase and Informix to deliver data availability for Utility Computing.
VERITAS Backup Exec	VERITAS Backup Exec for Windows Servers provides comprehensive, cost-effective and certified backup and recovery including disk-based recovery. An intuitive, web-based user interface simplifies installation and management of backup and remote servers with easy-to-use wizards. Centralized administration provides scalable management of distributed backup and remote servers. Easy-to-use wizards simplify data protection and recovery procedures for any level user and any size network. This product includes a complete family of agents and options available to protect Windows, Linux, NetWare and UNIX server data, as well as Windows desktops and laptops.
VERITAS Backup Exec for NetWare Servers provides backup and restore technology for protecting server and workstation data. An intuitive graphical user interface provides enhanced functionality and manageability. Local and remote agents offer cross platform protection for mixed platform environments.
VERITAS Enterprise Vault	VERITAS Enterprise Vault provides a flexible, software-based e-mail archiving framework to enable the discovery of content held within Microsoft Exchange, Microsoft SharePoint Portal Server and Microsoft Windows file systems, while helping to reduce storage costs and simplify management. Enterprise Vault manages e-mail content through automated, policy-controlled archiving to online stores for active retention and retrieval of information, and includes powerful search and discovery capabilities, complemented by specialized client applications for NASD compliance and legal discovery. Implementing Enterprise Vault helps customers with business issues such as: compliance and discovery, storage optimization, operational efficiency, knowledge exploitation and migration and consolidation.

Storage Management
      We offer products for optimizing storage resource utilization, simplifying administration of heterogeneous environments and providing continuous availability of mission-critical applications and data. These products are designed for most Linux, NetWare, UNIX and Windows servers, and include replication and a storage resource management suite. They are offered in both standalone and application solutions, as agents and options, and are often combined with our utility computing infrastructure and data protection products to deliver high levels of availability and performance. Our storage management products include:

Product Set	Description

VERITAS Storage Foundation	VERITAS Storage Foundation combines VERITAS Volume Manager and VERITAS File System to provide a complete solution for online storage management. With VERITAS Storage Foundation, physical disks can be grouped into logical volumes to improve disk utilization and eliminate storage-related downtime. In addition, VERITAS Storage Foundation helps to provide administrators with the flexibility to move data between different operating systems and storage arrays, balance input/output across multiple paths to improve performance, replicate data to remote sites for higher availability and move unimportant or out-of-date files to less expensive storage without changing the way users or applications access the files.
VERITAS Replication Exec and VERITAS Volume Replicator	VERITAS Replication Exec provides continuous remote office data protection and helps to reduce costs and minimize IT workload. Replication Exec copies data from multiple remote offices over an IP connection, to a central location at the main office for consolidated backups. By centralizing backups, Replication Exec helps reduce infrastructure costs by eliminating the need for backup hardware, media, and administration resources to be located at each remote office. Replication Exec integrates with Backup Exec (using Backup ExectmSmartLink technology) to help simplify management and enable administrators to monitor company-wide data protection from a centralized management console.
VERITAS Volume Replicator provides the foundation for seamless data availability across central and remote sites. Based on VERITAS Volume Manager, Volume Replicator replicates data from central to remote locations over any IP network when data loss and prolonged downtime cannot be tolerated.
VERITAS CommandCentral Storage and VERITAS Storage Exec	VERITAS CommandCentral Storage integrates storage resource management, performance and policy management, storage provisioning and zoning capabilities to help ensure that storage infrastructure runs as efficiently as possible. The active management of storage resources drives service level agreements, and is designed to ensure optimal performance and availability of business critical applications by managing the entire data path from application to array and everything in between. CommandCentral Storage offers customizable policy-based management to automate notification, recovery and other user-definable actions.
VERITAS CommandCentral Storage also provides IT managers with a comprehensive view into the usage and utilization of storage resources across their organization and enables storage administrators to track critical details about their departmental, and geographic (local, remote and enterprise-wide) storage usage and provide detailed metrics.
VERITAS Storage Exec helps organizations to maximize their storage resources and reduce backup and restore times by providing automated storage management. Storage Exec enables real-time storage quotas for individual users, blocks non- business files such as MP3s and viruses from company servers and creates extensive, detailed storage reports. Storage Exec helps to reduce administration through email notification that enables end-users to manage their own files without IT intervention.

Utility Computing Infrastructure
      Our utility computing infrastructure products include tools for managing application availability and performance service level agreements, improving server and storage utilization and automating IT processes for enterprise data centers. These products include application performance management and centralized service level management functionality. These products also include capabilities to measure and report costs incurred and standardized Web-based interfaces that reduce administrative costs. Our utility computing infrastructure products include:

Product Set	Description

VERITAS Cluster Server	VERITAS Cluster Server is designed to help reduce planned and unplanned downtime, facilitate server consolidation and effectively manage a wide range of applications running across heterogeneous IT environments. With scalability for up to 32 node clusters, VERITAS Cluster Server can protect single critical database instances, as well as large, globally dispersed, multi-application clusters. VERITAS Cluster Server increases automation by providing features to test production disaster recovery scenarios and plans without disruption, and offers intelligent workload management to help cluster administrators maximize resources by moving beyond reactive recovery to proactive management of application availability.
VERITAS CommandCentral Availability	VERITAS CommandCentral Availability is a Web-based management solution that allows IT staff to manage application availability for geographically distributed data centers from a central console. Administrators can view and manage their distributed VERITAS Cluster Server clusters running all major operating systems. Consolidated management helps to reduce administrative overhead for any business with two or more server clusters. VERITAS CommandCentral Availability helps to increase IT staff productivity by providing centralized and common cluster visualization, monitoring and control in real-time. Administrators can also consolidate the deployment of configuration changes for multiple clusters. VERITAS CommandCentral Availability improves application availability by enabling administrators to detect, isolate and correct errors quickly.
VERITAS OpForce	VERITAS OpForce is a server automation solution with lifecycle management capabilities that enables customers to build, manage and optimize their server infrastructure. OpForce provides a secure solution for increasing the availability, manageability and performance of servers and software. OpForce allows customers to securely deploy software, applications and patches remotely across multiple systems. OpForce software’s snapshot technology and in-context provisioning introduces personalization while managing customers’ devices, directories and networks. OpForce provides an integrated provisioning platform for Linux, UNIX (Sun Solaris and IBM AIX) and Windows environments.
VERITAS i3	VERITAS i3 is an integrated software solution that provides a methodology for improving application performance. VERITAS i3 correlates the application flow across the multi-tiered IT infrastructure by continuously monitoring all the technologies that contribute to response time. This enables rapid detection to correction of performance degradation before the end-user community is adversely affected. VERITAS i3 includes three key software elements, VERITAS Indepth, VERITAS Inform and VERITAS Insight.
VERITAS Indepth collects detailed performance metrics from the underlying technologies that contribute to response time such as Oracle, SQL Server, DB2 UDB, J2EE application servers, Web servers and storage to provide visibility into complex performance issues. The information is leveraged to identify the root cause of performance degradation within that technology tier and to generate expert tuning advice to resolve the issue. The information is stored in a performance warehouse so historical trends and real-time alerts can be generated by VERITAS Inform.

Product Set	Description

VERITAS Inform delivers key performance information collected by Insight and Indepth in the form of historical reports and exception alerts. Performance metrics such as response time can be reported to show gradual degradation and identify a point in time when action must be taken to ensure response time stays at an acceptable level. Real-time alerting notifies IT staff when a key performance metric has exceeded a threshold and needs attention which helps to ensure that the issue does not go unattended and the problem is resolved as quickly as possible.
VERITAS Insight measures the real end-user response time of a multi-tier application and, within an end-to-end view, breaks down the response time by the technology tiers such as web server, application server, database server or storage, so IT staff know where to prioritize their efforts. Insight also provides application specific performance metrics for SAP, Oracle, PeopleSoft, Siebel, BEA Tuxedo and J2EE-based applications. These application specific metrics provide a deeper understanding of how the application is performing and provide the visibility required to resolve the most complex performance issues. The information is stored in a performance warehouse so historical trends and real-time alerts can be generated by VERITAS Inform.
VERITAS CommandCentral Service	VERITAS CommandCentral Service is a software product designed to help organizations move toward a utility computing model, where IT acts like a service provider to its various customers. CommandCentral Service allows IT to define services being offered, present those services to consumers, measure and report on service levels and resource usage, automate provisioning processes through the embedded workflow engine and allocate costs for services used. CommandCentral Service then becomes a portal interface between IT and its consumers. The service levels that consumers define subsequently map to service implementations in underlying VERITAS and non-VERITAS products. In this way, IT becomes more transparent, measurable and aligned with the larger objectives of the business. VERITAS CommandCentral Service facilitates the shift to utility computing.
      For information regarding revenue and long-lived assets by geographic areas, see Note 20, “Segment Information” in the Notes to Consolidated Financial Statements. For information regarding the amount and percentage of our revenue contributed in each of our product categories, our practices regarding working capital requirements and our financial information, including information about geographic areas in which we operate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
      VERITAS consulting services are intended to complement existing professional services offerings and are available to customers through their sales account managers. We currently have four consulting practices. They are:

•	Disaster Recovery — Certified disaster recovery professionals along with engineers and architects consult and advise in the development of comprehensive disaster recovery programs that minimize the impact of unplanned downtime.

•	Storage Management — Professionals consult and advise in identifying suboptimal areas of storage service and offer product-independent reference models for benchmarking. They facilitate the development of open architectures, processes and organizations that optimize the use of existing resources and lay the foundation for evolving to a utility computing infrastructure.

•	Application Performance Management — Professionals consult and advise to identify mission-critical application performance bottlenecks to recommend solutions that improve user satisfaction and productivity and to create reporting tools that help IT identify trends before they become problems.

•	Utility Computing — Through workshops and assessments, professionals develop a utility transformation program to execute a pragmatic building block approach to the deployment of service level agreements and the metering and chargeback of IT services.

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
Marketing, Sales and Distribution
      We sell and market our products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers, or VARs, distributors, system integrators, or SIs, and original equipment manufacturers, or OEMs. Our customers include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries.
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
      Other Indirect Channels. An important element of our sales and marketing strategy is to continue to expand our relationships with third parties, including our strategic partners, to increase market awareness, demand and acceptance of our products. Our strategic partners generate and qualify sales leads, recommend our solutions which interoperate with their products or are related to their value-added services, bring us into potential sales opportunities and complete transactions through distribution rights granted by us. We may enter into distribution arrangements for our products with our strategic partners, including granting rights to integrate or bundle our products with our partners’ products and services. Some of our strategic partner relationships include:

•	Independent Software Vendors: We collaborate with, and license our software to, independent software vendors, or ISVs, including enterprise application software, database, infrastructure and other packaged application software vendors. Some of our significant ISV partners include Amdocs Ltd., BEA Systems, Inc., Novell Inc., Oracle Corporation, SAP and Sybase, Inc. Application vendors can exert significant influence on our joint customers’ buying decisions, so we will continue to develop strong, market oriented relationships with certain ISVs, including joining and investing in their partner programs and demonstrating customer value for our joint solutions. We build, maintain and promote certain application program interfaces within our products that allow interoperability between our products and the ISVs’ products. We also market ISV agents, options and extensions that are specifically built to allow interoperability with or optimal performance of our products and ISV products. ISVs may incorporate our product into their product, bundle our products with their products, serve as authorized resellers of our products or use VERITAS with their own products to provide hosted services. Under these arrangements, ISVs are not obligated to sell our products or services.

•	System Integrators and Managed Services Providers: We collaborate with SIs, who may refer their customers to us, utilize us as a subcontractor in some situations, build standard and customized solutions with our products or use our products to deliver hosted services as well as outsourced services. SIs use our products and services in conjunction with optimizing their client’s investment in high-end transactional applications and related hardware. Some of our SI relationships include Accenture Ltd., International Business Machines Corporation, or IBM, CapGemini Ernst & Young Group, Computer Services Corporation and Electronic Data Systems Corporation. Some SIs are authorized resellers of our products and some use our products and services to deliver consultative services or managed services to their customers. Under these arrangements, SIs and managed services providers are not obligated to use or sell our products or services.
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
      Original Equipment Manufacturers. Another important element of our sales and marketing strategy involves our strategic relationships with OEM partners. These OEM partners may incorporate our products into their products, bundle our products with their products, endorse our products in the marketplace or serve as authorized resellers of our products. Our OEM partners with whom we generate the greatest distribution and sales of our products include Dell Products L.P., Hewlett-Packard Company, IBM, Microsoft Corporation and Sun Microsystems, Inc. In addition, we have strategic relationships with other OEMs, including Fujitsu Ltd., Hitachi Ltd., Storage Technology Corporation, Network Appliance, Inc. and Unisys Corporation. In order to reach new markets and extend the value of our OEM partners, some of our partners may have additional rights to our products and services. These include using VERITAS products in a hosted services environment; integrating our support services with their own support services, thereby providing combined services to our joint customers; or reselling our packaged as well as our custom consulting services. These licensing and services rights allow our partners’ customers to maximize their system availability, performance and utilization through optimal configurations and reliable installations. In general, our OEM partners are not obligated to sell our products or services under these arrangements and are not obligated to continue to include our products in future versions of their products.
      Other Important Relationships. In addition to the channels of distribution and strategic relationships described above, we also maintain important relationships with various technology partners. Over 150 established and emerging companies, specializing in storage management, data protection or utility computing infrastructure, participate in our technology partner program and interoperability lab services, which provide access to software development kits, special purpose testing programs and protocols, as well as development support services. We support a large and diverse number of hardware and software technology vendors and, as a leader in storage and infrastructure software, contribute to the development and support of industry standards. Some technology partners integrate and distribute our products under licensing arrangements as bundled solutions for vertical markets such as telecommunications, finance and healthcare. Under these arrangements, technology partners are not obligated to sell our products.
Customers
      Our software solutions are used by customers in a wide variety of industries, including many leading global corporations and small and medium-sized enterprises around the world, as well as by various governmental entities. In 2004, 2003 and 2002, no end-user customer accounted for more than 10% of our net revenue. In 2004 and 2003, no distributor accounted for more than 10% of our net revenue. In 2002, a distributor that sells our products and services through resellers accounted for approximately 11% of our net revenue.
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
      Many of our strategic partners, including EMC Corporation, Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems, offer software products that compete with our products or have announced their intention to focus on developing or acquiring their own storage and enterprise management software products. While we may compete with these companies for a share of the market, some also resell our products, and in some cases incorporate our technology into their products or solutions.
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
Seasonality
      As is typical for many large software companies, our business is seasonal. Software license orders are generally higher in our fourth fiscal quarter and lower in our first fiscal quarter, with a significant decline in license orders in the first quarter of a fiscal year when compared to license orders in the fourth quarter of the prior fiscal year. In addition, we generally receive a higher volume of software license orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Software license revenue generally reflects similar seasonal patterns but to a lesser extent than license orders because not all orders received during a quarter are shipped during that quarter, and license revenue is not recognized until an order is shipped and other revenue recognition criteria are met.
Unfilled License Orders and Deferred Revenue
      Unfilled license orders, which represent an unaudited operating measure, were approximately $83.2 million and $96.4 million at December 31, 2004 and 2003, respectively. Unfilled license orders represent cancelable and non-cancelable license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We generally ship our software products within 30 days after acceptance of customer orders. In some cases, we have discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, we consider a number of factors, including: the effect of the related license revenue on our business plan; the delivery dates requested by customers and resellers; the amount of software license orders received in the quarter; the amount of software license orders shipped in the quarter; the degree to which software license orders received are concentrated at the end of the quarter; and our operational capacity to fulfill software license orders at the end of the quarter. We do not believe that unfilled license orders are a consistent or reliable indicator of future results.
      Deferred license revenue was approximately $13.8 million and $11.6 million at December 31, 2004 and 2003, respectively. Deferred license revenue represents license orders for our software products that have been billed to and paid by our customers and for which revenue will generally be earned within the next year. Deferred license revenue excludes license orders that have not been paid by our customers and that do not otherwise satisfy our revenue recognition criteria; these license orders were approximately $14.6 million and $15.5 million at December 31, 2004 and 2003, respectively.
      Deferred services revenue was approximately $534.1 million and $387.2 million at December 31, 2004 and 2003, respectively. Maintenance and technical support is generally recognized over the maintenance and support period of twelve months. Education or consulting services are generally recognized over the period the specific services are delivered. The increase in deferred services revenue is the result of significant growth in our installed base of customers under software maintenance and technical support contracts and our continued focus on maintenance and technical support contract renewals.

Research and Development
      Our research and development efforts have been directed toward developing new products for Linux, NetWare, UNIX and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as e-mail archiving, application performance management, server provisioning and centralized service level management.
      Our major research and development initiatives include:

•	Continued focus on operating system platform expansion. We have successfully ported the majority of our traditional storage software and enterprise data protection products to Linux, NetWare, UNIX and Windows and are seeing increased acceptance of new platform offerings in the marketplace. In particular, we are increasing our investment in products for servers based on Intel architecture that we believe will be important to future data center architectures.

•	New utility computing infrastructure products, including server provisioning, clustering, application performance management and service level management. Our current product offerings contain many best-of-class products that serve as building blocks that enable customers to adopt a utility computing model. These products are also unique in their level of heterogeneous platform, application and database support. Future investment is focused on both creating new best-in-class building blocks as we better understand customer utility computing requirements and increasingly integrating these components to provide solution suites that automate IT processes, enable dynamic reconfiguration of the data centers and define, measure and enforce service level agreements.

•	Replication, storage resource management and next generation virtualization technology. During 2004, we saw increased acceptance of our replication and storage resource management solutions. Our unique replication approach enables customers to implement data recovery solutions at a much lower cost than traditional array-based approaches and we are increasingly integrating this function into our clustering and data protection technologies to simplify customer deployments. Our focus in storage resource management is to develop, acquire and integrate technology into a single suite for both storage area network management and business level reporting for data centers, and to increase distribution of low-end solutions for high volume servers in medium-sized businesses and remote offices.

•	New data protection technologies for disk-based data protection, regulatory compliance and disaster recovery. VERITAS NetBackup 5.0, released in the fourth quarter of 2003, added significant new capabilities that enable customers to leverage increasingly inexpensive disk technology to protect their data as a complement to traditional tape based methodologies. With the acquisition of KVS in September 2004, we acquired an e-mail archiving software product called Enterprise Vault. VERITAS Enterprise Vault provides a flexible, software-based archiving framework to enable the discovery of content held within Microsoft Exchange, Microsoft SharePoint Portal Server and Microsoft file system environments, while reducing storage costs and simplifying management.

•	Local language support. We continue to focus on providing local language support for our traditional storage software and enterprise data protection products to increase the acceptance of these products in international markets.
      We had research and development expenses, exclusive of in-process research and development associated with acquisitions, of $346.6 million in 2004, $301.9 million in 2003 and $274.9 million in 2002. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development. Our future success will depend in large part on our ability to enhance existing products, respond to changing customer requirements and develop and introduce new products in a timely manner that keep pace with technological developments and emerging industry standards. We continue to make substantial investments in new products, which may or may not be successful. We may not complete these research and development efforts successfully and, therefore, future products may not be available on a timely basis or achieve market acceptance.

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
Employees
      As of December 31, 2004, we had 7,587 employees, including 2,312 employees in research and development, 4,178 in sales, marketing, consulting, customer support and strategic initiatives and 1,097 in general and administrative services. We have not entered into any collective bargaining agreements with our employees and believe that our relations with our employees are good. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel.
Other Information
      Our Internet website is located at http://www.veritas.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and

Exchange Commission, or SEC. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not a part of this annual report.
      The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.

Item 2.	Properties
      Our properties consist primarily of leased office facilities for sales, research and development, consulting and administrative personnel. Our corporate headquarters consist of approximately 425,000 square feet located in Mountain View, California. Most of our facilities are occupied under leases that expire at various times through 2022. The table below shows the approximate square footage of the facilities that we leased as of December 31, 2004 in the U.S. and abroad, excluding approximately 31 executive suites in North America, 17 in Europe, and 13 in Asia.

	Approximate Total	Leased Square	Owned Square
Location	Square Footage(1)	Footage	Footage

United States	2,038,674	942,579	1,096,095
Canada	43,090	43,090	0
Europe/ Middle East/ Africa	479,379	479,379	0
Asia/ Australia	406,443	401,281	5,162
South America	15,891	15,891	0

Total	2,983,477	1,882,220	1,101,257

(1)	Total square footage excludes approximately 138,090 square feet of space in the U.S. and 28,815 square feet of space in Europe that we sublease to third parties.
      We believe our existing and planned facilities will be suitable for our needs. See Note 8, “Accrued Acquisition and Restructuring Costs” of the Notes to Consolidated Financial Statements for information regarding our facility restructuring plan approved in the fourth quarter of 2002, Note 10, “Long-Term Debt” of the Notes to Consolidated Financial Statements for information regarding our three build-to-suit lease agreements and Note 12, “Commitments” of the Notes to Consolidated Financial Statements for information regarding our operating lease obligations.
      In February 2005, our board of directors authorized the purchase of the three properties subject to the build-to-suit lease agreements. In March 2005, we acquired beneficial ownership of the Mountain View, California, Milpitas, California and Roseville, Minnesota properties, consisting of a total of approximately 1,096,000 square feet, for an aggregate cash purchase price of $384 million. As a result of these transactions, we will continue to lease the properties from the landlords, which are our wholly owned subsidiaries. We plan to terminate the existing leases for each of these properties by causing the landlords to transfer the properties to us for no additional consideration.

Item 3.	Legal Proceedings
SEC Related Matters
      SEC Investigation. Since the third quarter of 2002, we have received subpoenas issued by the Securities Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner. The SEC has requested information concerning the facts and circumstances surrounding our transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. Our transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by us of advertising services from AOL at a stated value of $20.0 million. In March 2003, we restated our financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20.0 million. The restatement included an additional reduction in revenues and expenses of $1.0 million related to two other contemporaneous transactions with other parties entered into in 2000 that involved software licenses and the purchase of online advertising services. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appears to reference our transactions with AOL as described above, and alleged that AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5.
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
Litigation
      After we announced in January 2003 that we would restate our financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35.0 million settlement fund was established on March 25, 2005. Our insurance carriers funded $24.9 million of the settlement fund, and we funded $10.1 million of the settlement fund, which one of our insurance companies is obligated to repay to us on or before April 15, 2005.
      In 2003, several complaints purporting to be derivative actions were filed in California Superior Court against some of our directors and officers. These complaints are generally based on the same facts and circumstances alleged in In Re VERITAS Software Corporation Securities Litigation, referenced above, and allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately our financial reporting. The state court complaints were consolidated into the action In Re VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County. On January 26, 2005, the parties to the derivative action filed a stipulation of settlement with the Superior Court and the Court entered an order approving the stipulation of settlement and dismissed the lawsuit with prejudice on February 4, 2005.
      On August 2, 2004, we received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner, et. al. in which we were named as a defendant. The case was originally filed in the United States District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and AOL, and Time Warner’s outside auditor, Ernst & Young LLP. In adding us as a defendant, the plaintiff alleges that we aided and abetted AOL in alleged common law fraud and also alleges that we engaged in common law fraud as part of a civil conspiracy. The plaintiff seeks an unspecified amount of compensatory and punitive damages. On November 22, 2004, we filed a motion to dismiss in this action and the plaintiff filed its opposition memoranda on March 4, 2005. The motion remains pending before the Court.
      On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. VERITAS Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with our announcement on July 6, 2004 that we expected our results of operations for the fiscal quarter ended June 30, 2004 to fall below our earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court against the same defendants named in the Kuck lawsuit. These complaints are based on the same facts and circumstances as the Kuck lawsuit. On July 19, 2004, defendants filed a motion to transfer venue from Delaware to the Northern District of California. The Court denied the motion on January 14, 2005, and denied our motion for reconsideration of denial of transfer on March 2, 2005.
      On December 17, 2004, a purported class action complaint entitled Daniel Drotzman, et. al., v. Gary Bloom, et. al., was filed in California Superior Court against the VERITAS board of directors. The lawsuit alleged that defendants breached their fiduciary duty by approving the merger agreement VERITAS entered into with Symantec because they were allegedly motivated to obtain indemnification agreements from Symantec in connection with the Kuck securities class action described above. The complaint generally sought an unspecified amount of damages. Subsequently, an additional purported class action complaint was filed in California state court against the same defendants named in the Drotzman lawsuit. This complaint was based on the same set of facts and circumstances as the Drotzman lawsuit. On January 3, 2005, defendants filed demurrers to both complaints requesting they be dismissed by the Court. On February 15, 2005, plaintiffs filed a request for dismissal without prejudice with the Court, which request was granted by the Court on the same date.
      The foregoing cases that have not been settled or dismissed are still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.
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
      During the fourth quarter of fiscal 2004, there were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock is currently listed on The Nasdaq National Market under the symbol “VRTSE.” Prior to April 5, 2005, our common stock was listed on The Nasdaq National Market under the symbol “VRTS.”
      Due to our inability to timely file this annual report on Form 10-K, Nasdaq notified us on April 1, 2005 that the trading symbol for our common stock would be changed from “VRTS” to “VRTSE.” We delivered a written submission to Nasdaq on March 31, 2005 detailing our plan to remedy our noncompliance with Nasdaq requirements, and have requested an exemption from the Nasdaq requirements until the date of this filing. We believe that the trading symbol for our common stock will be changed back to “VRTS” after Nasdaq receives confirmation that we have remedied our filing delinquency. However, there can be no assurance that Nasdaq will grant our request for an exemption and continued listing on The Nasdaq National Market.
      The table below shows the range of high and low reported sale prices on the Nasdaq National Market for our common stock for the periods indicated.

	High	Low

2005
First Quarter	$29.28	$21.88
2004
First Quarter	$40.68	$26.00
Second Quarter	$29.97	$24.27
Third Quarter	$27.54	$16.30
Fourth Quarter	$28.94	$18.15
2003
First Quarter	$20.45	$15.55
Second Quarter	$30.71	$17.40
Third Quarter	$36.96	$26.51
Fourth Quarter	$39.40	$31.32
      As of March 31, 2005, there were approximately 3,862 holders of record of our common stock. Brokers and other institutions hold many of our outstanding shares on behalf of other stockholders.
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain any future earnings to fund development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
      During 2004, we repurchased 13.0 million shares of our common stock for an aggregate purchase price of $250.0 million. The monthly repurchases of our common stock during the fourth fiscal quarter of 2004 are set forth below.

				(d) Maximum
				Number (or
				Approximate
				Dollar Value)
			(c) Total Number	of Shares that
			of Shares	May Yet Be
	(a) Total		Purchased as	Purchased
	Number of	(b) Average	Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs*

	(In thousands, except per share amounts)
Month 1:
October 1 through October 31, 2004	7,624	$20.42	7,624	$250,009
Month 2:
November 1 through November 30, 2004	—	N/A	—	$250,009
Month 3:
December 1 through December 31, 2004	—	N/A	—	$250,009

Total	7,624	$20.42	7,624	$250,009

*	On July 27, 2004, we issued a press release announcing that in July 2004, our board of directors had approved a stock repurchase program. Under the stock repurchase program, we are authorized to repurchase up to $500 million of our common stock over a 12 to 18 month period beginning July 2004.

Item 6.	Selected Financial Data
      The following selected consolidated financial data has been derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	2004	2003	2002	2001	2000

					(Unaudited)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	$2,041,874	$1,747,087	$1,505,998	$1,489,225	$1,190,114
Amortization of developed technology	19,583	35,267	66,917	63,086	62,054
Amortization of goodwill and other intangibles(1)	9,201	35,249	72,064	885,397	878,050
Stock-based compensation(2)	11,363	2,680	435	8,079	—
Restructuring costs (reversals), net(3)	(9,648)	—	99,308	—	(4,440)
In-process research and development(4)	11,900	19,400	—	—	—
Income (loss) from operations	551,357	386,985	129,369	(536,810)	(555,804)
Income (loss) before cumulative effect of change in accounting principle(5)	411,411	353,722	58,266	(635,791)	(620,131)

	Years Ended December 31,

	2004	2003	2002	2001	2000

					(Unaudited)
	(In thousands, except per share data)
Cumulative effect of change in accounting principle, net of tax(6)	—	(6,249)	—	—	—
Net income (loss)	$411,411	$347,473	$58,266	$(635,791)	$(620,131)
Income (loss) per share before cumulative effect of change in accounting principle — basic	$0.96	$0.84	$0.14	$(1.59)	$(1.55)
Income (loss) per share before cumulative effect of change in accounting principle — diluted	$0.94	$0.81	$0.14	$(1.59)	$(1.55)
Cumulative effect of change in accounting principle per share — basic	$—	$(0.01)	$—	$—	$—
Cumulative effect of change in accounting principle per share — diluted	$—	$(0.01)	$—	$—	$—
Net income (loss) per share — basic	$0.96	$0.83	$0.14	$(1.59)	$(1.55)
Net income (loss) per share — diluted	$0.94	$0.80	$0.14	$(1.59)	$(1.55)
Number of shares used in computing per share amounts — basic	429,873	420,754	409,523	399,016	400,034
Number of shares used in computing per share amounts — diluted	438,966	434,446	418,959	399,016	400,034

	December 31,

	2004	2003	2002	2001	2000

					(Unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$2,553,200	$2,503,015	$2,241,321	$1,687,936	$1,255,109
Working capital	1,728,765	2,043,547	1,905,752	1,566,977	1,066,223
Total assets(6)	5,888,559	5,348,466	4,199,335	3,780,329	4,061,196
Long-term debt obligations(6)	524,141	905,209	465,252	444,408	429,176
Accumulated deficit	(966,665)	(1,378,076)	(1,725,549)	(1,783,815)	(1,148,024)
Stockholders’ equity	3,923,691	3,543,594	2,902,991	2,741,042	2,986,636

(1)	In 1999, we acquired three companies which we accounted for using the purchase method of accounting, and accordingly, we recorded developed technology, goodwill and other intangible assets of $3,752.0 million. Until December 31, 2001, these assets were being amortized over their estimated useful life of four years, and resulted in amortization charges of approximately $236 million per quarter. On January 1, 2002, upon adoption of newly issued Statement of Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the total quarterly charges related to the amortization of goodwill and other intangibles decreased as we no longer amortize goodwill.

(2)	In 2004, we recorded $11.4 million of stock-based compensation primarily related to grants of restricted stock units, the modification of certain stock options and the compensation expense associated with the 2004 acquisition of KVS and 2003 acquisitions of Jareva and Precise. In 2003, we recorded $2.7 million of stock- based compensation primarily related to the January 2003 acquisition of Jareva and the June

2003 acquisition of Precise. In 2001, we recorded a stock-based compensation charge of $8.1 million primarily related to the acceleration of certain stock options held by our former chief executive officer.

(3)	In 2004, we acquired KVS and, as a result, reversed $9.6 million of net restructuring costs related to previously restructured facilities to be occupied by KVS personnel. In 2002, we recorded a restructuring charge of approximately $99.3 million related primarily to our facility restructuring plan to exit and consolidate certain of our worldwide facilities. In 1999, we recorded a restructuring charge of $11.0 million related primarily to costs for our duplicative facilities that we planned to vacate, of which $4.4 million was reversed in 2000 as a result of lower actual exit costs than originally estimated with respect to our duplicative facilities.

(4)	In 2004, we recorded non-cash charges of $11.9 million related to the write-off of in-process research and development for the acquisitions of KVS and Ejasent. In 2003, we recorded non-cash charges of $19.4 million related to the write-off of in-process research and development for two acquisitions.

(5)	Income before cumulative effect of change in accounting principle for the year ended December 31, 2003 included an adjustment for an income tax benefit of $95.1 million related to the March 15, 2004 settlement of certain tax audits associated with our 2000 acquisition of Seagate Technology.

(6)	In July 2003, we adopted Financial Accounting Standards Board Interpretation Number, or FIN, 46, Consolidation of Variable Interest Entities, which required us to consolidate our variable interest entities into our financial statements. As a result of consolidating these entities in the third quarter of 2003, we reported a cumulative effect of change in accounting principle in accordance with Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these variable interest entities been consolidated from the date the properties were available for occupancy, net of tax. In addition, on July 1, 2003, we recorded property and equipment, net of accumulated depreciation, equal to $366.8 million, long-term debt in the amount of $369.2 million and non-controlling interest of $11.4 million for a total of $380.6 million of long-term debt included on the balance sheet. In 2004, the long-term debt was reclassified to short-term because the remaining lease terms for the applicable properties became less than one year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This annual report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, financial outlook, commitments under existing leases, research and development initiatives, sales and marketing initiatives, competition and continued listing on Nasdaq. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section captioned “Factors That May Affect Future Results” below, and elsewhere in this annual report. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.
Merger of VERITAS Software Corporation with Symantec Corporation
      On December 16, 2004, VERITAS Software Corporation and Symantec Corporation announced that the companies had entered into a definitive agreement to merge in an all-stock transaction. Under the agreement, which has been unanimously approved by both boards of directors, our stock will be converted into Symantec stock at a fixed exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of our common stock. Upon closing, Symantec stockholders will own approximately 60 percent and our stockholders will own approximately 40 percent of the combined company. Completion of the merger is subject to customary closing conditions that include receipt of required approvals from VERITAS and Symantec stockholders and receipt of required regulatory approvals. The merger, which is expected to close in the second calendar quarter of 2005, may not be completed if any of the conditions are not satisfied or waived. Under terms specified in the merger agreement, VERITAS or Symantec may terminate the agreement, and, as a result, either VERITAS or Symantec may be required to pay a $440 million termination fee to the other party in certain circumstances. Unless otherwise indicated, the discussions in this document relate to VERITAS as a stand-alone entity and do not reflect the impact of the proposed merger with Symantec. For additional information regarding the proposed merger, please refer to the Form S-4 (File No. 333-122724), containing a preliminary joint proxy statement/ prospectus in connection with the proposed merger, filed by Symantec on February 11, 2005.
Overview
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our company’s historical results and anticipated future outlook prior to the close of the proposed merger with Symantec, which is expected to occur in the second calendar quarter 2005. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and accompanying notes.

Our Business
      VERITAS is a leading independent supplier of storage and infrastructure software products and services. Our software products operate across a variety of computing environments, from personal computers, or PCs, and workgroup servers to enterprise servers and networking platforms in corporate data centers to protect, archive and recover business-critical data, provide high levels of application availability, enhance and tune system and application performance to define and meet service levels and enable recovery from disasters. Our solutions enable businesses to reduce costs by efficiently and effectively managing their information technology, or IT, infrastructure as they seek to maximize value from their IT investments.
      We generate revenues, income and cash flows by licensing software products and selling related services to our customers, which include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries. We market our products and related services both directly to end-users and through a variety of indirect sales channels, which include value added resellers, or VARs, distributors, system integrators, or SIs, and original equipment manufacturers, or OEMs. Specifically, the channel mix for 2004 was 58% from sales to end-users and through VARs, and 42% from other indirect sales channels, which includes 11% from our OEM partners.
      We invest significantly in research and development activities and in 2004 we spent $346.6 million on research and development. Our research and development efforts have been directed toward developing new products for Linux, NetWare, UNIX and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as email archiving, application performance management, server provisioning and centralized service level management.

Our Strategy
      Our strategy is to continue to compete in our current markets while expanding and integrating our product portfolio in the area of utility computing infrastructure, to continue to expand our product offerings across key operating system platforms, including Linux, NetWare, UNIX and Windows, and to continue to invest for growth in international markets.
      We have historically grown the company organically and through acquisitions. In January 2004, we completed the acquisition of Ejasent, Inc., which added application migration technology to our utility computing infrastructure. In July 2004, we completed the acquisition of Invio Software, Inc., which added IT process automation technology to our Utility Computing Infrastructure portfolio. Then in September 2004, we completed the acquisition of KVault Software Limited, or KVS, which added e-mail archiving software to our Data Protection product line.
      In 2004, revenue from international sales, consisting of sales of license and services to customers located outside the United States, was $852.9 million, up 35% from 2003, and represented 42% of our total net revenue. In 2003, revenue from international sales was $633.5 million, up 29% from 2002, and represented 36% of our total revenue. This growth is primarily the result of our increased sales investment in our international geographies, market strength in the emerging market areas in Europe and Asia and a favorable impact of changes in foreign currency exchange rates related to the weaker U.S. dollar. We expect to continue to grow international revenue faster than total revenue by increasing the size and breadth of our international operations.

Our Financial Results
      In 2004, we experienced stronger IT spending in our customer base internationally, resulting in stronger demand for our products and growth in our user license fees compared to 2003. The acquisitions of KVS and Precise and the integration of the acquired products into our product offerings contributed to our growth, as did our increased sales penetration in international markets and the favorable impact of changes in foreign currency exchange rates. Additionally, our services revenue grew significantly due to new service contracts associated with user license fees as well as our success in increasing support contract renewals within our customer base. For fiscal 2004, total revenue from sales in the U.S. increased 7% from 2003 and represented 58% of our total revenue for 2004 compared to 64% in 2003.
      Net revenue and net income per share are key measurements of our financial condition. For fiscal 2004, net revenue was $2,041.9 million, an increase of 17% from 2003. Revenue from user license fees was $1,191.1 million, an increase of 9% from 2003 and representing 58% of total revenue. Services revenue in 2004 was $850.8 million, an increase of 30% from 2003, and representing 42% of total net revenue. Diluted net income per share was $0.94 in 2004, up from $0.80 in 2003, as a result of earnings leverage from revenue growth and also due to the restructuring reversal in 2004, gains on strategic investments in 2004, the loss on extinguishment of debt in 2003, the cumulative effect of change in accounting principle in 2003 and a reduction in acquisition-related expenses, such as amortization of intangibles and in-process research and development in 2004 offset by the impact of the settlement in 2003 of tax audits relating to our 2000 acquisition of Seagate.
      We continue to generate cash from operations and retain a significant balance of cash, cash equivalents and short-term investments. As of December 31, 2004, we had $2,553.2 million in cash, cash equivalents and short-term investments, which represented approximately 68% of our tangible assets. We generated cash of approximately $584.2 million from operating activities for the year ended December 31, 2004. We utilize cash in ways that management believes provides an optimal return on investment. Principal uses of our cash for investing and financing activities include acquisitions of businesses and technologies, repurchases of our common stock and purchases of property and equipment.
Recent Acquisitions
      In September 2004, we acquired KVS, a provider of e-mail archiving products. We acquired KVS to expand our product offerings in the storage software market to include products to store, manage, backup and archive corporate e-mail and data. The KVS acquisition included total purchase consideration of $249.2 million. We have included the results of operations of KVS in our consolidated financial statements beginning September 21, 2004. In connection with the acquisition of KVS, we allocated $11.5 million of the purchase price to in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our consolidated statement of operations for the year ended December 31, 2004.
      In July 2004, we acquired Invio Software, Inc., a privately held supplier of IT process automation technology. We acquired Invio to extend the capability of software products that enable utility computing by offering customers a tool for standardizing and automating IT service delivery in key areas such as storage provisioning, server provisioning and data protection. The Invio acquisition included purchase consideration of $35.4 million. We have included the results of operations of Invio in our consolidated financial statements beginning July 15, 2004.
      In January 2004, we acquired Ejasent, Inc., a privately held provider of application virtualization technology for utility computing. We acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application. The Ejasent acquisition included total purchase consideration of $61.2 million. We have included the results of operations of Ejasent in our consolidated financial statements beginning January 21, 2004. In connection with the acquisition of Ejasent, we allocated $0.4 million of the purchase price to IPR&D that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our consolidated statement of operations for the year ended December 31, 2004.
      In June 2003, we acquired Precise Software Solutions Ltd., a provider of application performance management products. We acquired Precise to expand our product and service offerings across storage, databases and application performance management. The Precise acquisition included total purchase consideration of $714.6 million. We have included the results of operations of Precise in our consolidated financial statements beginning July 1, 2003. In connection with the acquisition of Precise, we allocated $15.3 million of the purchase price to IPR&D that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our consolidated statement of operations for the year ended December 31, 2003.
      In January 2003, we acquired Jareva Technologies, Inc., a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. We acquired Jareva to integrate its technology into our software products. This technology enables our customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition included total purchase consideration of $68.7 million. We have expensed the acquired IPR&D of $4.1 million in our consolidated statement of operations for the year ended December 31, 2003.
Critical Accounting Policies and Estimates
      There are several accounting policies that are critical to understanding our historical and future performance, because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	revenue recognition;

•	restructuring expenses and related accruals;

•	impairment of goodwill and long-lived assets; and

•	accounting for income taxes.
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

Revenue Recognition
      We make significant judgments related to revenue recognition. For each arrangement, we make significant judgments regarding the fair value of multiple elements contained in our arrangements, judgments regarding whether our fees are fixed or determinable and judgments regarding whether collection is probable. We also make significant judgments when accounting for concurrent transactions with our suppliers and in our accounting for potential product returns. These judgments, and their effect on revenue recognition, are discussed below.

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
      Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with Statement of Position, or SOP, No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, we allocate and defer revenue for the undelivered elements based on vendor-specific objective evidence, or VSOE, of fair value, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. Undelivered elements typically include maintenance and technical support, consulting and education services. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement will be deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which we cannot establish VSOE, we will recognize the entire arrangement fee ratably over the maintenance and support term.
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

The Fee is Fixed or Determinable
      We make judgments, at the outset of an arrangement, regarding whether the fees are fixed or determinable. Our customary payment terms are generally within 30 days after the invoice date. Arrangements with payment terms extending beyond 90 days are not considered to be fixed or determinable, in which case revenue is recognized as the fees become due and payable.

Collection is Probable
      We also make judgments at the outset of an arrangement regarding whether collection is probable. Probability of collection is assessed on a customer-by-customer basis. We typically sell to customers with whom we have a history of successful collections. New customers are subjected to a credit review process to evaluate the customer’s financial position and ability to pay. If it is determined at the outset of an arrangement that collection is not probable, then revenue is recognized upon receipt of payment.

Indirect Channel Sales
      We generally recognize revenue from licensing of software products through our indirect sales channel upon sell-through or when evidence of an end-user exists. For certain types of customers, such as distributors, we recognize revenue upon receipt of a point of sales report, which is our evidence that the products have been sold through to an end-user. For resellers, we recognize revenue when we obtain evidence that an end-user exists, which is usually when the software is delivered. For licensing of our software to original equipment manufacturers, or OEMs, royalty revenue is recognized when the OEM reports the sale of software to an end-

user customer, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.

Transactions with our Suppliers
      Some of our customers are also our suppliers. Occasionally, in the normal course of business, we purchase goods or services for our operations from these suppliers at or about the same time we license our software to them. We also have multi-year agreements under which we receive sub-licensing royalty payments from OEMs from whom we may also purchase goods or services. We identify and review significant transactions to confirm that they are separately negotiated at terms we consider to be arm’s length. In cases where the transactions are not separately negotiated, we apply the provisions of Accounting Principles Board, or APB, Opinion No. Force Issue, or EITF, No. 01-02, Interpretations of APB Opinion No. 29. If the fair values are reasonably determinable, revenue is recorded at the fair values of the products delivered or products or services received, whichever is more readily determinable. If we cannot determine fair value of either of the goods or services involved within reasonable limits, we record the transaction on a net basis. License revenue associated with software licenses entered into with our suppliers at or about the same time that we purchase goods or services from them is not material to our consolidated financial statements.

Delivery of Software Products
      Our software may be physically delivered to our customers with title transferred upon shipment to the customer. We may also deliver our software electronically, by making it available for download by our customers or by installation at the customer site. We consider delivery complete when the software products have been shipped and the customer has access to license keys. If an arrangement includes an acceptance provision, we generally defer the revenue and recognize it upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Product Returns and Exchanges
      Our license arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. We estimate potential future product returns and exchanges and reduce current period product revenue in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Our estimate is based on our analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, competitive or economic conditions.
     Restructuring Expenses and Related Accruals
      We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to restructure our operations to reduce operating costs.
      We applied the provisions of EITF No. 94-3, Liability Recognized for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), to all of our restructuring activities initiated before January 1, 2003. For exit or disposal activities initiated on or after January 1, 2003, we apply the provisions of Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
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
      Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements upon terms as favorable as those assumed under our restructuring plan. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods. For example, if the actual proceeds from our sublease agreements were to differ by 10% from the current estimate, our accrued acquisition and restructuring costs balance as of December 31, 2004 would differ by approximately $4 million.
     Impairment of Goodwill and Long-Lived Assets
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. We are required to test our goodwill for impairment at the reporting unit level and we have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

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
      We completed this test during the fourth quarter of 2004 and were not required to record an impairment loss on goodwill.
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, we review our long-lived assets, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we would compare the fair value to the book value of the asset. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.
      Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	significant under performance of our company relative to expected operating results;

•	our net book value compared to our market capitalization;

•	significant adverse economic and industry trends;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel;

•	significant decrease in the market value of the asset;

•	the extent to which we use an asset or changes in the manner which we use it; and

•	significant changes to the asset since we acquired it.

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

Accounting for Income Taxes
      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. As of December 31, 2004, we determined the valuation allowance to be $69.0 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are in specific geographical or jurisdictional locations, are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period or are net operating losses from acquired companies that may be subject to significant annual limitation under certain provisions of the Internal Revenue Code. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Future results may vary from these estimates, and at this time, we can not determine if we will need to establish an additional valuation allowance and if so, whether it would have a material impact on our financial statements.
Results of Operations

Net Revenue

	2004	2003	2002

	(In millions, except percentages)
Net revenue	$2,041.9	$1,747.1	$1,506.0
Percentage increase over prior period	17%	16%
      In 2004, our total net revenue increased by $294.8 million or 17% due primarily to the growth in user license fees which grew by 9%, increased sales penetration of international markets which grew by 35% and the continued growth of our services businesses which grew by 30%. In 2003, our total net revenue increased by $241.1 million or 16% due primarily to the growth in user license fees which grew by 11%, increased sales penetration of international markets which grew by 29% and the continued growth of our services businesses which grew by 26%. During 2004 and 2003, as part of our strategy to increase our net revenue, we continued expanding our product portfolio and offerings, expanded our capabilities across the multiple platforms our software supports and continued to invest in sales and service capacity internationally. In 2002, our total net revenue was impacted by weak general economic and industry conditions resulting in reduced capital spending by our customers, which was partially offset by international growth in user license fees and services revenue. While we believe that the increase in total net revenue achieved in recent periods is not necessarily indicative of future results, we expect total net revenue to increase in 2005 assuming increased penetration of international markets, the benefit of new product offerings and continued growth of services revenue.

      During 2004, we completed and recognized revenue for 77 direct transactions valued at over $1.0 million, including related services, and 977 direct transactions valued at over $100,000. During 2003 and 2002, we completed and recognized revenue for 51 and 50 direct transactions valued at over $1.0 million and 948 and 938 direct transactions valued at over $100,000, respectively.

International Sales and Operations
      We believe that a key component of our growth strategy is the continued expansion of our international operations. We currently have sales and services offices and resellers located in Europe, Asia-Pacific and Japan, Latin America, Canada, Africa and the Middle East, and research and development centers in India, the United Kingdom, Israel, China and Japan. Our international sales consist of sales of licenses and services to customer locations outside the U.S. and are generated primarily through our international sales subsidiaries. International revenue, a majority of which is collectible in foreign currencies, accounted for approximately 42% of our total revenue in 2004, 36% of our total revenue in 2003 and 32% of our total revenue in 2002. Our international revenue increased 35% to $852.9 million in 2004 from $633.5 million in 2003 and 29% in 2003 from $489.3 million in 2002. During 2004 and 2003, we saw continued strength in the emerging markets in Europe and Asia-Pacific and Japan. Additionally, during 2004, our international sales benefited from favorable foreign currency exchange rate movements relative to the weaker U.S. dollar. Excluding the benefit from foreign currency movement, the increase in international sales would have been 26% from 2003 to 2004 and 20% from 2002 to 2003. We expect that our international revenue will continue to increase in absolute dollars and as a percent of total revenue in 2005 because of the continued expansion of international markets and the focus and increased investment by our company in these markets.

User License Fees
      We market and distribute our software products both as standalone software products and as integrated product suites. We derive our user license fees from the licensing of our technology, segregated into three product categories: Data Protection, which includes our NetBackup, Backup Exec and Enterprise Vault product families; Storage Management, which includes our Storage Foundation, Replicator and storage resource management product families; and Utility Computing Infrastructure, which includes our Cluster Server, CommandCentral, OpForce and i3 product families.

	2004	2003	2002

	(In millions, except percentages)
User license fees:
Data protection	$660.1	$624.7	$599.0
Storage management	298.7	264.8	251.5
Utility computing infrastructure	232.3	203.2	136.3

Total user license fees	$1,191.1	$1,092.7	$986.8

As a percentage of user license fees:
Data protection	55%	57%	61%
Storage management	25	24	25
Utility computing infrastructure	20	19	14

Total user license fees	100%	100%	100%

As a percentage of total net revenue	58%	63%	66%

Percentage increase over prior period:
Data protection	6%	4%
Storage management	13	5
Utility computing infrastructure	14	49
Total user license fees	9	11

      During 2004, user license fees increased by $98.4 million or 9% due primarily to increased user license fees in Europe and international regions at 36% and 16%, respectively. These increases were offset by a 5% decrease in U.S. user license fees in 2004, primarily reflecting a decrease in demand by the U.S. federal government, compared to exceptional performance for that sector in 2003, and weaker than expected license revenue in the U.S. enterprise market in the second quarter of 2004. User license fees across our data protection product category increased by $35.4 million due primarily to increases in our core backup family of products, including our NetBackup 5.0 which was introduced during the fourth quarter of 2003. In addition, we believe the anticipated announcement of our Backup Exec 10.0 product in January 2005 resulted in some purchase delays for this product category in the fourth quarter. User license fees across our storage management product category increased $33.9 million due primarily to increases in revenue related to our replication and storage resource management products. User license fees across our utility computing infrastructure product category increased by $29.1 million due primarily to increases in revenue related to clustering and Database Editions/ Advanced Cluster products.
      During 2003, user license fees increased by $105.9 million or 11% due to increases across each product category. User license fees across our data protection product category increased by $25.7 million due primarily to increases in revenue related to our core backup family of products, including our Backup Exec 9.0 which was introduced during the first quarter of 2003 and NetBackup 5.0 which was introduced during the fourth quarter of 2003. User license fees across our storage management product category increased $13.3 million due primarily to increases in revenue related to our replication and storage resource management products. User license fees across our utility computing infrastructure product category increased by $66.9 million due primarily to the addition of APM products as a result of our acquisition of Precise at June 30, 2003 as well as from increases in revenue related to clustering and Database Editions/ Advanced Cluster products.
      User license fees from OEMs accounted for 12% of user license fees for 2004 and 12% and 15% for 2003 and 2002, respectively. The decreases in 2004 and 2003 compared to 2002 reflects reduced hardware sales by OEMs as their customers reduced technology spending as well as our focus on expanding direct and reseller sales.

	2004	2003	2002

	(In millions, except percentages)
Services revenue	$850.8	$654.4	$519.2
As a percentage of total net revenue	42%	37%	34%
Percentage increase over prior period	30%	26%
      We derive our services revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and education services. The increase in 2004 and 2003 was due primarily to the increase in maintenance and support contracts of 33% and 30%, respectively. During 2004, the maintenance and support increase was primarily due to the increase in renewals as result of a larger installed base of customers and a greater focus on renewing customer support contracts, particularly internationally. We expect our services revenue to increase in absolute dollars and as a percentage of net revenue as we continue to focus on increasing renewals of maintenance and technical support contracts and on increasing demand for our consulting and education and training services.

Cost of Revenue

	2004	2003	2002

	(In millions, except percentages)
Cost of revenue	$327.0	$313.6	$305.6
As a percentage of total net revenue	16%	18%	20%
Percentage increase over prior period	4%	3%
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

Cost of User License Fees (including amortization of developed technology)

	2004	2003	2002

	(In millions, except percentages)
Cost of user license fees:
User license fees	$30.6	$48.7	$36.2
Amortization of developed technology	19.6	35.3	66.9

Total cost of user license fees	$50.2	$84.0	$103.1

Percentage decrease over prior period	(40)%	(19)%
Gross profit:
User license fees including amortization of developed technology	96%	92%	90%
      Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to acquisitions completed during 1999, the first and second quarters of 2003 and the first and third quarters of 2004. If we had excluded the amortization of developed technology from the cost of user license fees, the gross profit on user license fees would have been 97% in 2004 and 96% in 2003 and 2002. The gross profit on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross profit on user license fees to remain relatively constant in 2005.
      The decrease in amortization of developed technology in 2004 and 2003 from 2002 was primarily the result of the developed technology related to our 1999 acquisitions reaching full amortization in the second quarter of 2003. This decrease was partially offset by the amortization of developed technology related to the Ejasent, Invio and KVS acquisitions in 2004 and the Jareva and Precise acquisitions in 2003. We expect amortization of developed technology to be approximately $7 million per quarter in 2005.

Cost of Services

	2004	2003	2002

	(In millions, except percentages)
Cost of services	$276.9	$229.5	$202.5
Percentage increase over prior period	21%	13%
Gross profit	67%	65%	61%
      Cost of services consists primarily of personnel-related costs in providing maintenance and technical support, consulting and education to customers. The gross profit improvement in 2004 and 2003 was primarily the result of the increase in maintenance and support revenues of 33% and 30%, respectively, while related expenses increased only 17% and 12%, respectively, as we continued to take advantage of the economies of scale of the larger installed customer base. We expect gross profit on services revenue to remain stable or increase slightly in 2005.

Selling and Marketing

	2004	2003	2002

	(In millions, except percentages)
Selling and marketing	$611.0	$534.0	$478.5
As a percentage of total net revenue	30%	31%	32%
Percentage increase over prior period	14%	12%
      Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The increase in 2004 of $77.0 million was primarily the result of an increase in sales commissions, compensation and benefit costs due to an increase in sales and marketing personnel from 2,121 employees in 2003 to 2,364 employees in 2004 partially resulting from our 2004 acquisitions, investments in sales capacity in our international markets and higher sales commissions resulting from the increase in total net revenues. The increase in 2003 of $55.5 million was primarily the result of an increase in sales commissions, compensation and benefit costs due to an increase in sales and marketing personnel in 2003 partially resulting from the Precise acquisition and higher sales commissions resulting from the increase in user license revenues. Our selling and marketing expenses remained relatively consistent when measured as a percentage of net revenue. We expect selling and marketing expenses to continue to grow in absolute dollars, and to remain relatively constant as a percentage of net revenue, for 2005.

Research and Development

	2004	2003	2002

	(In millions, except percentages)
Research and development	$346.6	$301.9	$274.9
As a percentage of total net revenue	17%	17%	18%
Percentage increase over prior period	15%	10%
      Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $44.7 million in 2004 was primarily the result of increases in compensation costs from an increase in research and development personnel from 1,848 employees in 2003 to 2,312 employees in 2004. The 2003 increase of $27.0 million was due primarily to increased compensation and benefits due to an increase in research and development personnel and an increase in outside services used to supplement engineering personnel. We believe that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development in 2005 at current levels as a percentage of net revenue.

General and Administrative

	2004	2003	2002

	(In millions, except percentages)
General and administrative	$194.5	$156.0	$143.1
As a percentage of total net revenue	10%	9%	10%
Percentage increase over prior period	25%	9%
      General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. The increase of $38.5 million in 2004 was primarily the result of an increase in compensation and benefit costs due to an increase in general and administrative personnel from 943 employees in 2003 to 1,097 employees in 2004, costs associated with our restatement and compliance with our corporate governance initiatives, including those required under the Sarbanes-Oxley Act of 2002. The increase of $12.9 million in 2003 was primarily the result of an increase in compensation and benefit costs, depreciation expense as a result of consolidating certain leased buildings (see “Liquidity and Capital Resources” — “Long-Term Debt”), costs associated with the SEC investigation (see Item 3. “Legal Proceedings”) and compliance with our corporate governance initiatives, including those requirements under the Sarbanes-Oxley Act of 2002, partially offset by a decline in bad debt expense. We expect general and administrative expenses to decline slightly as a percentage of net revenue in 2005.

Amortization of Other Intangibles

	2004	2003	2002

	(In millions, except percentages)
Amortization of other intangibles	$9.2	$35.2	$72.1
As a percentage of total net revenue	—%	2%	5%
Percentage decrease over prior period	(74)%	(51)%
      Amortization of other intangibles principally represents amortization of distribution channels, trademarks and other intangibles related to acquisitions. The decrease in amortization of other intangibles in 2004 and 2003 compared to 2002 was primarily due to other intangibles related to our 1999 acquisitions reaching full amortization during the second quarter of 2003. The amortization of other intangibles includes intangibles from the acquisitions of Jareva, Precise, Ejasent and KVS which are being amortized over the estimated useful lives of one to five years. We expect amortization of other intangibles to be approximately $2 million per quarter in 2005.

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

Restructuring Costs (Reversals)
      In the third quarter of 2004, in connection with our acquisition of KVS, we reversed $9.6 million of net accrued restructuring costs related to previously restructured facilities to be occupied by KVS personnel. In 2002, we recorded a net facility restructuring charge to operating expenses of $96.1 million under a plan, approved by our board of directors, to exit and consolidate certain of our facilities located in 17 metropolitan areas related to facilities that, as of January 31, 2004, had all been vacated. We also recorded net restructuring charges of $3.2 million related to restructuring plans initiated prior to 2002.

Interest and Other Income, Net

	2004	2003	2002

	(In millions, except percentages)
Interest and other income, net	$52.8	$43.6	$41.7
As a percentage of total net revenue	3%	2%	3%
Percentage increase over prior period	21%	5%
      Interest and other income, net, includes interest income and realized gains and losses on our cash equivalents and investments held and, to a lesser extent, foreign currency exchange gains or losses. The increase in interest and other income of $9.2 million in 2004 over 2003 was due primarily to higher balances of cash, cash equivalents and short-term investments held and higher interest rates in 2004. The increase of $1.9 million in 2003 over 2002 was due primarily to higher balances of cash, cash equivalents and short-term investments held, partially offset by lower interest rates.

Interest Expense

	2004	2003	2002

	(In millions, except percentages)
Interest expense	$24.4	$30.4	$30.3
As a percentage of total net revenue	1%	2%	2%
Percentage decrease over prior period	(20)%	—%
      Interest expense for 2004 consisted primarily of interest recorded under the 0.25% convertible subordinated notes issued in August 2003 and interest of approximately $17 million per year, beginning in July 2003, as a result of our adoption of FIN 46, Consolidation of Variable Interest Entities, which required us to consolidate the properties from our build-to-suit lease agreements and related debt in our financial statements. Previously, interest on the build-to-suit lease agreements was recorded as rent expense in cost of revenue and operating expenses. Interest expense in 2003 also consisted of interest recorded under the 1.856% convertible subordinated notes issued in August 1999 that were partially redeemed for cash and partially converted to common stock in August 2003, interest recorded under the 5.25% convertible subordinated notes issued in October 1997 that were converted to common stock in August 2003 and interest on the build-to-suit lease agreements. We expect interest expense in 2005 to be approximately $2 million per quarter related to the interest on the 0.25% convertible subordinated notes. In March 2005, we acquired beneficial ownership of the Mountain View, California, Milpitas, California, and Roseville, Minnesota properties for an aggregate cash purchase price of approximately $384 million. Accordingly, we expect interest expense in the first quarter of 2005 to be approximately $4 million for the debt related to our build-to-suit properties.

Loss on Extinguishment of Debt
      In August 2003, we redeemed our outstanding 1.856% convertible subordinated notes for $391.8 million in cash including $0.1 million of accrued interest. In connection with this cash redemption, we recorded a loss on extinguishment of debt of $4.7 million representing the unamortized portion of debt issuance costs at the time of redemption.

Gain (Loss) on Strategic Investments
      For 2004, we recognized a gain on strategic investments of $9.5 million related to two of our investments. For 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of these investments that was other-than-temporary. For 2002, we recognized impairment losses of $14.8 million partially offset by a gain on strategic investments of $3.0 million. The losses represented write-downs of the carrying amount of our investments.

Provision for Income Taxes

	2004	2003	2002

	(In millions, except percentages)
Provision for income taxes	$177.9	$38.2	$70.8
Effective tax rate	30%	10%	55%
Percentage increase (decrease) over prior period	366%	(46)%
      Our effective tax rate in 2004 and 2003 differed from the combined federal and state statutory rates due primarily to the tax effect of international operations. Income taxes in 2003 also includes a benefit of $95.1 million due to the settlement of certain tax audits relating to our 2000 multi-party transaction with Seagate Technology, Inc. Excluding the impact of the Seagate settlement, our effective tax rate would have been approximately 34%. Our effective tax rate in 2002 differed from the combined federal and state statutory rates due primarily to the tax effect of international restructuring charges and losses on strategic investments for which tax benefits were not realized, as well as the amortization of intangible assets other than goodwill.

Cumulative Effect of Change in Accounting Principle, Net of Tax
      As of December 31, 2004, we had three build-to-suit operating leases, commonly referred to as synthetic leases, which were entered into prior to February 1, 2003. Each synthetic lease was owned by a trust that had no voting rights, no employees, no financing activity other than the lease with us, no ability to absorb losses and no right to participate in gains realized on the sale of the related property. We have determined that the trusts under the leasing structures qualified as variable interest entities for purposes of FIN 46, Consolidation of Variable Interest Entities. Consequently, we were considered the primary beneficiary and consolidated the trusts into our financial statements beginning July 1, 2003. As a result of consolidating these entities in the third quarter of 2003, we reported a cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax.
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
      In the third quarter of 2004, we acquired KVS and, as a result, reversed $9.6 million of the 2002 Facility Accrual related to previously restructured facilities to be occupied by KVS personnel. In addition, cash outlays of $14.9 million and the impact of foreign exchange rates of $1.1 million were recognized in 2004. As of December 31, 2004, the remaining balance of the 2002 Facility Accrual was $52.4 million. Restructuring costs will be paid over the remaining lease terms, ending at various dates through 2022, or over a shorter period as we may negotiate with our lessors. The majority of costs are expected to be paid by the year ending December 31, 2010.
      We are in the process of seeking suitable subtenants for these facilities. The estimates related to the 2002 Facility Accrual may vary significantly depending, in part, on factors that are beyond our control, including the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the 2002 Facility Accrual will be made if actual lease exit costs or sublease income differ materially from amounts currently expected. Because a portion of the 2002 Facility Accrual relates to international locations, the accrual will be affected by exchange rate fluctuations.
      As of December 31, 2004, accrued acquisition and restructuring costs consisted of the 2002 Facility Accrual discussed above, acquisition-related costs discussed in Note 3 of the Notes to Consolidated Financial Statements and other accrued acquisition and restructuring charges incurred from 1999 through 2004, net of cash payments made.

      The components of the accrued acquisition and restructuring costs and movements within these components through December 31, 2004 were as follows:

	Direct	Involuntary
	Transaction	Termination	Facility	Net Asset
	Costs	Benefits	Related Costs	Write-offs	Total

	(In millions)
Balance at December 31, 2002	$1.0	$—	$97.7	$11.4	$110.1
Additions	9.5	0.4	6.1	—	16.0
Cash payments	(9.9)	(0.4)	(16.3)	—	(26.6)
Asset write-offs	—	—	—	(8.9)	(8.9)
Adjustment	—	—	0.8	(0.8)	—
Impact of exchange rates	—	—	3.1	0.4	3.5

Balance at December 31, 2003	0.6	—	91.4	2.1	94.1
Additions	6.0	11.3	2.1	—	19.4
Cash payments	(6.0)	(11.2)	(19.8)	—	(37.0)
Asset write-offs	—	—	—	(2.1)	(2.1)
Restructuring reversals, net	—	—	(9.6)	—	(9.6)
Adjustments	(0.2)	—	(0.4)	—	(0.6)
Impact of exchange rates	—	—	1.9	—	1.9

Balance at December 31, 2004	$0.4	$0.1	$65.6	$—	$66.1

Recent Accounting Pronouncements
      See Note 1, “Organization and Summary of Significant Accounting Policies”  — “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.
Liquidity and Capital Resources

Cash Flows
      Our cash, cash equivalents and short-term investments totaled $2,553.2 million at December 31, 2004 and represented 68% of our tangible assets. Our cash, cash equivalents and short-term investments totaled $2,503.0 million at December 31, 2003 and represented 71% of our tangible assets. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of commercial paper, auction market securities, asset-backed securities, government securities (taxable and non-taxable) and corporate notes.
      Cash flows provided by operating activities decreased $43.8 million for 2004 compared to 2003, due to higher net income offset by lower non-cash charges in aggregate, including amortization of developed technology and other intangibles and write-off of in-process research and development in addition to a significant increase in our accounts receivable balance. In addition, there was a higher amount of cash paid for income taxes for 2004 compared to 2003.
      Cash flows provided by operating activities increased $38.6 million for 2003 compared to 2002 due to significantly higher net income offset by lower non-cash charges such as amortization of developed technology and other intangibles, a significant increase in our accounts receivable balance and a decrease in our long-term deferred tax liability related to the settlement of the federal tax liabilities associated with the Seagate Technology transaction.
      Cash flows used for investing activities included net purchases of investments of $174.4 million for 2004 compared to $87.6 million for 2003 and $321.7 million for 2002. Purchases of property and equipment for 2004 increased by $36.6 million over 2003 to $117.7 million and decreased by $27.0 million over 2002 to

$81.2 million. In addition, purchases of businesses and technology were $324.9 million for 2004, primarily related to the acquisitions of Ejasent, Invio and KVS, $400.2 million for 2003, primarily related to the acquisitions of Jareva and Precise and $13.0 million for 2002 primarily related to the purchase of various technologies.
      Cash flows from financing activities consisted primarily of proceeds related to the issuance of common stock under our employee stock plans of $122.3 million in 2004 compared to $178.9 million in 2003 and $85.6 million in 2002 offset by $250.0 million for the repurchase of common stock in 2004 and $316.2 million for the repurchase of common stock in 2003. In addition, in 2003 we generated $116.5 million of cash from the issuance of new convertible subordinated notes, net of the redemption of the then-outstanding convertible subordinated notes.
      In July 2004, our board of directors authorized a program to repurchase our common stock in an amount of up to $500.0 million over the following 12 to 18 months. We are authorized to purchase these shares of common stock from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, these purchases may be commenced or suspended from time to time without prior notice. The stock repurchase program is primarily intended to reduce the dilution resulting from our employee stock plans. Through December 31, 2004, we repurchased 13.0 million shares of common stock for an aggregate purchase price of $250.0 million.

Convertible Subordinated Notes
      In August 2003, we issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013, or 0.25% Notes, for which we received net proceeds of approximately $508.2 million, to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% per annum as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue additional interest at that rate until April 27, 2004, the 90th day following such registration default. On April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% per annum and continued to accrue such additional interest until November 24, 2004, the date on which the registration statement was declared effective. Effective as of January 30, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.25% per annum as a result of our registration statement having been suspended by us beyond our permitted grace period. The 0.25% Notes will continue to accrue additional interest at this rate until the suspension of our registration statement is lifted and this rate will increase to 0.50% per annum if the suspension has not been lifted by April 30, 2005. The 0.25% Notes are convertible, under specified circumstances, into shares of our common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. Pursuant to the terms of a supplemental indenture dated as of October 25, 2004, we will be required to deliver cash to holders upon conversion, except to the extent that our conversion obligation exceeds the principal amount of the notes converted, in which case, we will have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock. If our proposed merger with Symantec Corporation is consummated, each $1,000 of notes will become convertible, under specified circumstances, into 24.3729 shares of Symantec common stock. This amount is equal to the current conversion rate of 21.6802 multiplied by the exchange ratio in the proposed merger of 1.1242 shares of Symantec common stock for each share of our common stock.
      In August 2003, all of our outstanding 5.25% convertible subordinated notes due 2004, or 5.25% Notes, converted into 6.7 million shares of common stock at a conversion price of $9.56 per share. In August 2003, a portion of our outstanding 1.856% convertible subordinated notes due 2006, or 1.856% Notes, converted into 0.5 million shares of common stock at an effective conversion price of $31.35 per share. The remaining outstanding principal amount of the 1.856% Notes was redeemed in August 2003 for $391.8 million in cash, including $0.1 million of accrued interest. In connection with the redemption of the 1.856% Notes for cash, we recorded a loss on extinguishment of debt of approximately $4.7 million in the third quarter of 2003 related to the unamortized portion of debt issuance costs. This charge is classified as a non-operating expense in our consolidated statement of operations.
      At December 31, 2004, we had a ratio of long-term debt to total capitalization of approximately 12%. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements.

Long-Term Debt
      In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, we accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, we adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and we are considered the primary beneficiary. Accordingly, we began consolidating the variable interest entities on July 1, 2003 and have included the property and equipment and long-term debt on our balance sheet at December 31, 2004 and 2003 and the results of their operations in our consolidated statement of operations from July 1, 2003. As of December 31, 2004, approximately $380.6 million of debt has been classified as current as the lease terms for the Mountain View and Roseville facilities expire in March 2005 and the lease term for the Milpitas facilities expires in July 2005.
      Interest only payments under our debt agreements relating to the facilities are paid quarterly and are equal to the termination value of the outstanding debt obligations multiplied by our cost of funds, which is based on London Inter Bank Offered Rate, or LIBOR, using 30-day to 180-day LIBOR contracts and adjusted for our credit spread. The termination values of the debt agreements are approximately $145.2 million, $41.2 million and $194.2 million for the Mountain View, Roseville and Milpitas leases, respectively. The terms of these debt agreements are five years with an option to extend the lease terms for two successive periods of one year each, if agreed to by the financial institutions that financed the facilities. The terms of these debt agreements began March 2000 for the Mountain View and Roseville facilities and July 2000 for the Milpitas facility. We have the option to purchase the three facilities for the aggregate termination value of $380.6 million or, at the end of the term, to arrange for the sale of the properties to third parties while we retain an obligation to the financial institutions that financed the facilities in an amount equal to the difference between the sales price and the guaranteed residual value up to an aggregate $344.6 million if the sales price is less than this amount, subject to the specific terms of the debt agreements. In addition, we are entitled to any proceeds from a sale of the facilities in excess of the termination values. Payment of the purchase price for these properties would reduce the amount of cash, cash equivalents and short-term investments available for funding our research and development efforts, geographic expansion and strategic acquisitions in the future.
      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View and Roseville agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the year ended December 31, 2004 and six months ended December 31, 2003, our aggregate payments on the debt agreements, including the net payments on the interest rate swaps, were $16.9 million and $8.5 million, respectively, and were included in interest expense in the consolidated statement of operations in accordance with FIN 46. For the six months ended June 30, 2003 and the year ended December 31, 2002, our aggregate payments were $8.3 million and $17.0 million, respectively, and were classified as rent expense and included in cost of revenue and operating expenses in the consolidated statement of operations, in accordance with SFAS No. 13.
      The agreements for each of the facilities described above require that we maintain specified financial covenants, all of which we were in compliance with as of December 31, 2004. The specified financial covenants as of December 31, 2004 require us to maintain a minimum rolling four quarter earnings before interest, taxes, depreciation and amortization, or EBITDA, of $500.0 million, a minimum ratio of cash, cash equivalents, short-term investments and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents our net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In February 2005, we received a waiver from Bank of America, N.A. as agent for the syndicate of banks that funded the development of the Mountain View and Roseville facilities, and ABN AMRO Bank, N.V. as agent for the syndicate of banks that funded the development of the Milpitas facility, with regard to certain negative covenants prohibiting a change in control and our proposed merger with Symantec. In order to secure the obligations under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the acquisition and development of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View and Roseville facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas facility.
      In February 2005, our board of directors authorized the purchase of the properties subject to each of the build-to-suit lease agreements. In March 2005, we acquired beneficial ownership of the Mountain View, California, Milpitas, California, and Roseville, Minnesota properties for an aggregate cash purchase price of approximately $384 million. As a result, our cash and debt balances will decrease by this amount.

Credit Facility
      During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.6 million USD). At December 31, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2005 and is due to expire in March 2006. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, one of our wholly owned subsidiaries.

Acquired Technology Commitments
      On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.1 million as of December 31, 2004 and $4.6 million as of December 31, 2003 and is included in other long-term liabilities.

Contractual Commitments
      The following table is a summary of the contractual commitments, including principal and interest payments, associated with our obligations as of December 31, 2004:

	December 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Operating lease commitments	$55,472	$46,735	$40,775	$35,840	$29,763	$142,407	$350,992
Current debt obligations	385,705	—	—	—	—	—	385,705
Convertible subordinated notes	1,300	1,300	1,300	1,300	1,300	525,200	531,700
Other long-term liabilities	600	600	600	600	600	1,800	4,800

Total contractual commitments	$443,077	$48,635	$42,675	$37,740	$31,663	$669,407	$1,273,197

      Included in current debt obligations is $5 million for 2005 associated with the actual lease payments, classified as interest expense in the consolidated statement of operations, on our three build-to-suit properties. We believe that our current cash, cash equivalents and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that if available, we will be able to obtain it on terms favorable to us.
Factors That May Affect Future Results
      In addition to the other information in this annual report, you should consider carefully the following factors in evaluating VERITAS and our business.

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

Failure to complete our proposed merger with Symantec could adversely affect our stock price and future business and operations.
      On December 16, 2004, we announced that we had entered into a definitive agreement to merge with Symantec Corporation in an all-stock transaction. The proposed merger with Symantec is subject to the satisfaction of closing conditions, including the approval by both Symantec and VERITAS stockholders and other conditions described in the merger agreement. We cannot assure you that these conditions will be satisfied or that the merger will be successfully completed. In the event that the merger is not completed:

•	we would not realize the potential benefits of the merger, including the potentially enhanced financial and competitive position of combining our company with Symantec;

•	management’s attention from our day-to-day business may be diverted, we may lose key employees and our relationships with customers and partners may be disrupted as a result of uncertainties with regard to our business and prospects;

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; and

•	we must pay significant costs related to the merger, such as legal, accounting and advisory fees.
      Any such events could adversely affect our stock price and harm our business and operating results.

Our business could suffer due to the announcement and consummation of the proposed merger with Symantec.
      The announcement and consummation of the merger may have a negative impact on our ability to sell our products and services, attract and retain key management, technical, sales or other personnel, maintain and attract new customers and maintain strategic relationships with third parties. For example, we may experience the deferral, cancellation or a decline in the size or rate of orders for our products or services or a deterioration in our customer relationships. Any such events could harm our operating results and financial condition.

Because we derive a majority of our license revenue from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenue.
      We derive a majority of our revenue from a small number of software products, including our NetBackup and Backup Exec data protection products. In addition, our software products are concentrated within the market for data storage. For example, for the year ended December 31, 2004, we derived approximately 54% of our user license fees from our NetBackup and Backup Exec products. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers or other factors. If our revenue derived from these software products were to decline significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, a decline in the demand for storage devices, storage software applications or storage capacity could result in a significant reduction in our revenue and adversely affect our business and operating results.

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
      Direct Sales. A significant portion of our revenue is derived from sales by our direct sales force to end-users. This sales channel involves special risks, including:

•	longer sales cycles associated with direct sales efforts;

•	difficulty in hiring, training, retaining and motivating our direct sales force; and

•	the requirement of a substantial amount of training for sales representatives to become productive, and training must be updated to cover new and revised products.
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
      OEMs. A portion of our revenue is derived from sales through our OEM partners that incorporate our products into their products. Our reliance on this sales channel involves many risks, including:

•	our lack of control over the shipping dates or volume of systems shipped;

•	our OEM partners are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable in recognition of our increasingly competitive relationship with certain partners;

•	the development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenue;

•	the time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market;

•	our OEM partners may develop, market and distribute their own products and market and distribute products of our competitors, which could reduce our sales; and

•	if we fail to manage our distribution channels successfully, our distribution channels may conflict with one another or otherwise fail to perform as we anticipate which could reduce our sales and increase our expenses, as well as weaken our competitive position.

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
      Many of our competitors have greater financial, technical, sales, marketing and other resources than we do and consequentially may have an ability to influence customers to purchase their products that compete with ours. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. Finally, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional sources of competition in the future. Any of the foregoing effects could cause our revenues to decline, which would harm our financial position and results of operations.

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

Our products may contain significant errors and failures, which may subject us to liability for damages suffered by end-users.
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
      In addition, product errors or failures could cause delays in new product releases or product upgrades, or our products might not work in combination with other hardware or software, which could adversely affect market acceptance of our products. If our customers were dissatisfied with product functionality or performance, or if we were to experience significant delays in the release of new products or new versions of products, we could lose competitive position and revenue and our business and operating results could be adversely affected.

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
      Historically, we have provided stock-based compensation, such as stock option grants and the availability of discounted shares in our Employee Stock Purchase Plan, as an important incentive for our employees. The volatility in our stock price may from time to time adversely affect our ability to retain or attract key employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans and recent changes in accounting rules will require us to treat the issuance of employee stock options and other forms of equity compensation as compensation expense beginning in the third quarter of 2005. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Reductions in our stock-based compensation practices may make it more difficult for us to attract and retain employees, which may negatively affect our ability to manage and operate our business.

We incur considerable expenses to develop products for operating systems that are either owned by others or that are part of the Open Source Community. If we do not receive cooperation in our development efforts from others and access to operating system technologies, we may face higher expenses or fail to expand our product lines and revenues.
      Many of our products operate primarily on the Linux, NetWare, UNIX and Windows computer operating systems. As part of our efforts to develop products for operating systems that are part of the Open Source Community, we may have to license portions of our products on a royalty free basis or may have to expose our source code. We continue to develop new products for these operating systems. We may not accomplish our development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. Our development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. If the market for a particular operating system does not develop as anticipated, or demand for our products and services in such market does not materialize or occurs more slowly than we expect, we may have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.
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

We were delinquent in filing this annual report on Form 10-K and have previously received notification from Nasdaq that our securities may be delisted if we are unable to timely file all periodic reports for reporting periods through June 30, 2005, which delisting could materially and adversely affect the liquidity and trading price of our common stock.
      On May 12, 2004, in response to the delinquent filing of our 2003 Form 10-K, we received a written determination from The Nasdaq Stock Market stating, among other things, that to maintain continued listing on The Nasdaq National Market, we must timely file all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before June 30, 2005. On March 31, 2005, we notified Nasdaq that we would not be timely in filing this annual report on Form 10-K, and on April 1, 2005, we received a notice from Nasdaq indicating that we were in violation of a Nasdaq listing rule, and that they would consider this late filing in rendering a determination regarding our continued listing on The Nasdaq National Market. We have delivered a written submission to Nasdaq which detailed our plan to file this annual report, requested a limited exemption from the Nasdaq listing rule which we violated, and requested relief from the terms of the written determination referenced above. However, there can be no assurance that Nasdaq will grant our request for an exemption and continued listing. If our securities are delisted from The Nasdaq National Market, the liquidity and trading price of our common stock would be materially and adversely affected.

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
      As part of our business strategy, we have in the past acquired and expect in the future to acquire other businesses, business units and technologies. Acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our business;

•	integration of acquired business operations and employees into our existing business, including coordination of geographically dispersed operations, which in the past has taken longer and has been more complex than initially expected;

•	incorporation of acquired products and business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture, and our ability to sell the acquired products through our existing or acquired sales channels;

•	loss or termination of employees, including costs associated with the termination of those employees;

•	dilution of our then-current stockholders’ percentage ownership;

•	dilution of earnings if synergies with the acquired business are not achieved;

•	assumption of liabilities of the acquired business, including costly litigation related to alleged liabilities of the acquired business;

•	presentation of a unified corporate image to our customers and our employees;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.
      Acquisitions of businesses, business units and technologies are inherently risky and create many challenges. We cannot provide any assurance that our previous or any future acquisitions will achieve the desired objectives.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings. We do not have a substantial history of audit activity from various taxing authorities, however, we are under audit or have been notified that we will be audited in certain jurisdictions in which we have significant operations, including the United States and the United Kingdom. We believe we are in compliance with all federal, state and international tax laws, however, there are various interpretations of their application that could result in additional tax assessments. Our effective tax rate is also influenced by the tax effects of purchase accounting for acquisitions, non-recurring charges and tax assessments against acquired entities with respect to tax periods prior to the acquisition. The aforementioned items may cause fluctuations between reporting periods in which the acquisition, assessment or settlement takes place.

Changes to current accounting policies could have a significant effect on our reported financial results or the way in which we conduct our business.
      We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for variable interest entities;

•	accounting for goodwill and other intangible assets; and

•	accounting issues related to certain features of contingently convertible debt instruments and their effect on diluted earnings per share.
      Changes in these or other rules may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See our discussion under “Critical Accounting Policies and Estimates” above and the Notes to Consolidated Financial Statements, for additional information about our critical accounting policies and estimates and associated risks.

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
      From time to time, we receive claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent, copyright and trademark infringement claims. We have received several trademark claims in the past and may receive more claims in the future from third parties who may also be using the VERITAS name or another name that may be similar to one of our trademarks or service marks. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s attention from our core business;

•	require us to stop selling, delay shipping or redesign our product; and

•	require us to pay monetary amounts as damages, for royalty or licensing arrangements or to satisfy indemnification obligations that we have with some of our customers.
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
      We also have in place a stockholder rights plan that is designed to discourage coercive takeover offers. In general, our stockholder rights plan, as amended, provides our existing stockholders (other than an existing stockholder that becomes an acquiring person) with rights to acquire shares of our common stock at 50% of its trading price if a person or entity (other than Symantec) acquires, or announces its intention to acquire, 15% or more of the outstanding shares of our common stock, unless our board of directors elects to redeem these rights.
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
      We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and our equity investments, as discussed more fully below. In order to manage the volatility relating to our more significant market risks, we enter into various hedging arrangements described below. We do not execute transactions or hold derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal 2005.
Foreign Currency Risk
      We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at December 31, 2004 was immaterial to our consolidated financial statements.

      Our outstanding forward contracts as of December 31, 2004 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of December 31, 2004, all forward contracts mature in 34 days or less:

			Fair Market Value at
	Local Currency		December 31, 2004
	Contract Amount	Contract Amount	(USD)

	(In thousands)
Contracts to Buy US $
British pound	1,690.0 GBP	3,233.0 USD	(8.6)
Indian rupee	227,000.0 INR	5,160.3 USD	(62.9)
Brazilian real	10,000.0 BRL	3,676.5 USD	(88.6)
Argentine peso	2,260.0 ARS	757.0 USD	(3.5)
Canadian dollar	8,335.0 CAD	6,853.6 USD	(81.3)
Contracts to Sell US $
Euro	44,785.0 EUR	60,913.9 USD	(212.3)
Japanese yen	109,670.0 JPY	1,054.1 USD	14.5
Singapore dollar	21,195.0 SGD	12,921.4 USD	68.1
Mexican peso	20,550.0 MXN	1,817.3 USD	26.2
Israel shekel	10,850.0 ILS	2,483.1 USD	25.9
Contracts to Buy Euro €
British pound	18,780.0 GBP	26,454.0 EUR	(164.5)
Swiss franc	770.0 CHF	499.4 EUR	1.8
Japanese yen	2,404,000.0 JPY	17,029.1 EUR	(333.2)
Indian rupee	116,475.0 INR	1,950.0 EUR	(36.1)
Contracts to Sell Euro €
Swedish krona	12,220.0 SEK	1,359.9 EUR	(8.2)
South African rand	2,630.0 ZAR	336.9 EUR	7.4
UAE dirham	1,710.0 AED	343.0 EUR	(0.6)
Norwegian krone	1,955.0 NOK	236.2 EUR	1.4
Contracts to Buy SGD $
New Zealand dollar	5,340.0 NZD	6,219.0 SGD	(23.4)
Hong Kong dollar	26,465.0 HKD	5,580.2 SGD	14.8
Contracts to Sell SGD $
Australian dollar	8,660.0 AUD	10,933.3 SGD	50.6
Korean won	4,645,000.0 KRW	7,294.9 SGD	17.2
Taiwanese dollar	13,510.0 TWD	692.1 SGD	1.5
Indian rupee	56,220.0 INR	2,097.8 SGD	8.1
Euro	2,230.0 EUR	4,963.8 SGD	(19.6)
Contracts to Buy GBP £
Australian dollar	1,490.0 AUD	600.0 GBP	(10.8)
Contracts to Sell GBP £
Danish krone	1,880.0 DKK	179.5 GBP	(1.7)
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
      Debt obligations consist of $520.0 million of our 0.25% convertible subordinated notes, or 0.25% Notes, due August 1, 2013 and $380.6 million of our debt related to our build-to-suit lease agreements. The interest rate on the 0.25% Notes is fixed and the notes provide for semi-annual interest payments of approximately $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% per annum as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. On April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% per annum and continued to accrue such additional interest until November 24, 2004, the date on which the registration statement was declared effective. Effective as of January 30, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.25% per annum as a result of our registration statement having been suspended by us beyond our permitted grace period. The 0.25% Notes will continue to accrue additional interest at this rate until the suspension of our registration statement is lifted, and this rate will increase to 0.50% per annum if the suspension has not been lifted by April 30, 2005. The 0.25% Notes are convertible, under specified conditions, into shares of our common stock unless previously redeemed or repurchased and the conversion price is subject to adjustment under the terms of the notes; provided that, as a result of a supplemental indenture we entered into on October 25, 2004, we now have the obligation to satisfy our conversion obligations under the notes in cash, unless the value of our conversion obligation exceeds the principal amount of the notes being converted by a holder, in which case we shall have the option to deliver cash and/or shares of common stock to the extent (and only to the extent) of such excess. Long-term debt consists of the three build-to-suit agreements. The interest rates on the build-to-suit agreements are variable based on a 3-month LIBOR plus a credit spread and provide for quarterly interest payments in January, April, July and October (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Long-Term Debt” for more information regarding debt payout).
      In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt of two of our build-to-suit agreements. Under the terms of these interest rate swaps, we make payments based on the fixed rate and will receive interest payments based on the 3-month London Inter Bank Offered Rate, or LIBOR. The payments on our build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swaps or the hedged item do not change, the interest rate swaps will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swaps or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of December 31, 2004, the fair value of the interest rate swaps was $(1.7) million. As a result of entering into the interest rate swaps, we have mitigated our exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and we receive 3-month LIBOR from the interest rate swap counter-party, we have eliminated any impact to raising interest rates related to our rent payments under the build-to-suit lease agreements. This hedge was deemed to be highly effective as of December 31, 2004. On July 1, 2003, we began accounting for our variable interest rate debt in accordance with FIN 46. In accordance with SFAS No. 133, we had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it is based on the 3-month LIBOR. However, with the adoption of FIN 46, we redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.

      The following table presents the amounts of our cash equivalents, short-term investments and debt obligations, according to maturity date, that may be subject to interest rate risk and the average interest rates as of December 31, 2004 by year of maturity:

	Amortized Cost
					Amortized
	Due in	Due in 2006		Fair Value	Cost
	2005	and Thereafter	Total	2004	2003

	(In thousands, except percentages)
Cash equivalents and short-term investments(1):
Fixed rate	$481,386	$1,053,827	$1,535,213	$1,522,859	$1,235,767
Average fixed rate	2.25%	2.85%	2.66%	2.66%	2.11%
Variable rate	$273,538	$87,047	$360,585	$360,584	$509,727
Average variable rate	2.36%	2.17%	2.32%	2.32%	1.40%
Total cash equivalents and short-term investments	$754,924	$1,140,874	$1,895,798	$1,883,443	$1,745,494
Average rate	2.29%	2.80%	2.60%	2.60%	1.90%
Debt obligations:
Fixed rate	$454	$523,687	$524,141	$—	$524,578
Average fixed rate(2)	3.68%	0.27%	0.28%	—	0.28%
Variable rate(3)	$380,630	$—	$380,630	$380,630	$380,630
Average variable rate	2.45%	—	2.45%	2.45%	2.45%

(1)	For purposes of the above table, cash equivalents consist of commercial paper and government securities.

(2)	Not included in the average fixed rate is the amortization of the underwriting and issuance costs for the $520.0 million convertible subordinated notes. If this was included, our average fixed rate for these notes would be 1.04% for 2005 and thereafter.

(3)	$186.4 million of the variable rate long-term debt is, in effect, a fixed rate as the result of the interest rate swaps (see Note 13, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements) entered into by VERITAS. Including the effect of these interest rate swaps, the average fixed rate would be 6.14%.
Equity Price Risk
      We have made investments in development-stage companies that we believe provide strategic opportunities for us. We intend that these investments will provide access to new technologies and emerging markets, and create opportunities for additional sales of our products and services. We recognize impairment losses on our strategic investments when we determine that there has been a decline in the fair value of the investment that is other-than-temporary. In 2003, we recognized impairment losses of $3.5 million on our strategic investments when we determined that there had been a decline in the fair value of the investments that was other-than-temporary. The losses represented other-than-temporary declines in the fair value of our investments and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition among other factors. As of December 31, 2004, our strategic investments had a carrying value of $2.7 million, and we have determined that there was no further impairment in these investments at that date. We cannot assure you that our investments will have the above-mentioned results, or even that we will not lose all or any part of these investments.

Item 8.	Financial Statements and Supplementary Data
Annual Financial Statements
      Our financial statements required by this Item are submitted as a separate section of this Form 10-K. See Item 15(a)(1) for a listing of consolidated financial statements provided in the section titled “Financial Statements.”
Selected Quarterly Results of Operations
      The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Quarterly Consolidated Statements of Operations for 2004

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

		(Unaudited)
	(In thousands, except per share amounts)
Net revenue:
User license fees	$302,409	$269,916	$287,352	$331,392	$1,191,069
Services	183,338	215,118	209,306	243,043	850,805

Total net revenue	485,747	485,034	496,658	574,435	2,041,874
Cost of revenue:
User license fees	9,519	8,878	5,103	7,053	30,553
Services	65,843	66,812	68,793	75,420	276,868
Amortization of developed technology	3,824	4,055	4,376	7,328	19,583

Total cost of revenue	79,186	79,745	78,272	89,801	327,004

Gross profit	406,561	405,289	418,386	484,634	1,714,870
Operating expenses:
Selling and marketing	143,038	151,580	153,037	163,307	610,962
Research and development	79,924	83,580	87,196	95,944	346,644
General and administrative	47,749	46,389	49,541	50,775	194,454
Amortization of other intangibles	2,394	2,409	1,389	3,009	9,201
In-process research and development(1)	400	—	11,500	—	11,900
Restructuring reversals, net(2)	—	—	(9,648)	—	(9,648)

Total operating expenses	273,505	283,958	293,015	313,035	1,163,513

Income from operations	133,056	121,331	125,371	171,599	551,357
Interest and other income, net	11,326	10,438	13,661	17,421	52,846
Interest expense	(5,702)	(6,000)	(6,455)	(6,242)	(24,399)
Gain on strategic investments(3)	7,496	—	—	2,009	9,505

Income before income taxes	146,176	125,769	132,577	184,787	589,309
Provision for income taxes	46,128	39,299	36,378	56,093	177,898

Net income	$100,048	$86,470	$96,199	$128,694	$411,411

Net income per share:
Basic	$0.23	$0.20	$0.22	$0.30	$0.96

Diluted	$0.22	$0.20	$0.22	$0.30	$0.94

Number of shares used in computing per share amounts — basic	430,714	431,943	433,126	423,765	429,873

Number of shares used in computing per share amounts — diluted	444,921	442,361	437,697	430,989	438,966

(1)	In the first and third quarters of 2004, we recorded non-cash charges of $0.4 million and $11.5 million, respectively, related to the write-off of in-process research and development for the acquisitions of Ejasent and KVS, respectively.

(2)	In the third quarter of 2004, we acquired KVS and, as a result, reversed $9.6 million of net restructuring costs related to previously restructured facilities to be occupied by KVS personnel.

(3)	In the first and fourth quarters of 2004, we recorded gains on strategic investments of $7.5 million and $2.0 million, respectively.

Quarterly Consolidated Statements of Operations for 2003

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

		(Unaudited)
	(In thousands, except per share amounts)
Net revenue:
User license fees	$247,455	$252,801	$281,814	$310,661	$1,092,731
Services	142,681	155,567	164,811	191,297	654,356

Total net revenue	390,136	408,368	446,625	501,958	1,747,087
Cost of revenue:
User license fees	11,917	11,716	11,483	13,631	48,747
Services	52,302	54,807	58,948	63,484	229,541
Amortization of developed technology(1)	14,782	10,554	5,043	4,888	35,267

Total cost of revenue	79,001	77,077	75,474	82,003	313,555

Gross profit	311,135	331,291	371,151	419,955	1,433,532
Operating expenses:
Selling and marketing	115,298	121,843	136,184	160,649	533,974
Research and development	70,588	71,468	77,377	82,447	301,880
General and administrative	38,179	39,638	39,209	39,018	156,044
Amortization of other intangibles(1)	18,191	12,250	2,454	2,354	35,249
In-process research and development(2)	4,100	15,300	—	—	19,400

Total operating expenses	246,356	260,499	255,224	284,468	1,046,547

Income from operations	64,779	70,792	115,927	135,487	386,985
Interest and other income, net	11,012	13,891	8,653	10,057	43,613
Interest expense(3)	(7,738)	(7,798)	(9,249)	(5,616)	(30,401)
Loss on extinguishment of debt(4)	—	—	(4,714)	—	(4,714)
Loss on strategic investments(5)	(3,518)	—	—	—	(3,518)

Income before income taxes	64,535	76,885	110,617	139,928	391,965
Provision (benefit) for income taxes	21,431	31,251	36,250	(50,689)	38,243

Income before cumulative effect of change in accounting principle	43,104	45,634	74,367	190,617	353,722
Cumulative effect of change in accounting principle, net of tax(6)	—	—	(6,249)	—	(6,249)

Net Income	$43,104	$45,634	$68,118	$190,617	$347,473

Income per share before cumulative effect of change in accounting principle:
Basic	$0.10	$0.11	$0.17	$0.45	$0.84

Diluted	$0.10	$0.11	$0.17	$0.43	$0.81

Cumulative effect of change in accounting principle:
Basic	—	—	$(0.01)	—	$(0.01)

Diluted	—	—	$(0.02)	—	$(0.01)

Net income per share:
Basic	$0.10	$0.11	$0.16	$0.45	$0.83

Diluted	$0.10	$0.11	$0.15	$0.43	$0.80

Number of shares used in computing per share amounts — basic	412,916	415,621	425,153	428,010	420,754

Number of shares used in computing per share amounts — diluted	419,380	427,939	440,815	444,914	434,446

(1)	The decrease in amortization of developed technology and other intangibles from the second to third quarter of 2003 was primarily due to the intangibles associated with our 1999 acquisitions reaching full amortization during the second quarter of 2003 offset by the additional intangibles recorded as a result of the acquisition of Precise in the second quarter of 2003.

(2)	In the first and second quarters of 2003, we recorded non-cash charges of $4.1 million and $15.3 million, respectively, related to the write-off of in-process research and development for the acquisitions of Jareva and Precise, respectively.

(3)	The decrease in interest expense in the fourth quarter of 2003 is due to the conversion and redemption of our 1.856% and 5.25% convertible notes in August 2003 offset by the issuance of the 0.25% convertible subordinated notes the same month.

(4)	In connection with the August 2003 redemption of our 1.856% convertible subordinated notes, we recorded a loss on extinguishment of debt representing the unamortized portion of debt issuance costs at the time of redemption.

(5)	In the first quarter of 2003, we recorded a loss on strategic investments of $3.5 million when we determined that there had been a decline in the fair value of certain investments that was other-than-temporary.

(6)	As a result of the adoption of FIN 46 in the third quarter of 2003, we recorded a cumulative effect of change in accounting principle, net of tax, representing the amount of depreciation expense that would have been recorded had our variable interest entities been consolidated from the date the applicable properties were available for occupancy.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None
Item 9A. Controls and Procedures
      Appearing as exhibits to this Form 10-K are the certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item 9A includes information concerning the controls, and controls evaluation, referred to in the certifications. In addition, Part IV, Item 15 of this Form 10-K sets forth the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting, and of management’s assessment of internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications and the KPMG LLP report for a more complete understanding of the topics presented.

(a)	Evaluation of Disclosure Controls and Procedures
      Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
      Our chief executive officer and chief financial officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were not effective as of December 31, 2004.
      We believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim and annual periods presented in our annual report on Form 10-K and quarterly reports on Form 10-Q. The unqualified opinion of our independent registered public accounting firm on our financial statements is included in Part IV, Item 15 of this Form 10-K.

(b)	Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, controls may become inadequate because of changes to the sources of our financial reporting risk or due to changes in our ability to design and effectively operate controls commensurate with our areas of risk.
      Our management has made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Based on this assessment, our management has identified deficiencies in the Company’s internal control over financial reporting that resulted in errors in accounting for software revenue recognition and concluded that, in the aggregate, these deficiencies constitute a material weakness in internal control over financial reporting as of December 31, 2004, as described below. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2 or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.
      Manual Order Entry Processes. As of December 31, 2004, we did not maintain adequate review procedures requiring validation by qualified personnel of information included in manual customer orders for software products and services to ensure that this information was accurately entered into our order processing system and to ensure revenue recognition in accordance with generally accepted accounting principles.
      Software Revenue Recognition Review. As of December 31, 2004, we did not maintain adequate review procedures to ensure that multiple-element software arrangements and other related software revenue recognition requirements were accounted for in accordance with generally accepted accounting principles.
      Because of the material weakness described above, management has concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
      Our independent registered public accounting firm, KPMG LLP, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report thereon, which is included in Part IV, Item 15 of this Form 10-K.

(c)	Remediation Steps to Address Material Weakness
      The Company will conduct remediation activity in 2005 to enhance our internal control over financial reporting, as follows:

•	Increasing the number of experienced accounting personnel to implement additional internal review, including the establishment of a “compliance desk,” whose function is to identify non-standard transactions and defer processing until the appropriate review is conducted;

•	Implementing additional automated controls in our order processing system;

•	Promoting the use of standard terms and conditions and the use of review templates to help ensure accuracy.

(d) Changes in Internal Control Over Financial Reporting
      We regularly implement improvements to our internal control over financial reporting. However, during our most recent quarter ended December 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
      If we complete our merger with Symantec, we will not conduct a 2005 annual stockholders’ meeting. If the merger fails to occur, then we will set a date for our 2005 annual stockholders’ meeting and provide notice to stockholders of such date. In such event, a stockholders’ notice, to be timely filed, must be delivered to the Secretary at our principal executive office at 350 Ellis Street, Mountain View, California 94043 not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the 2004 annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be delivered not earlier than the close of business on the 90th day prior to the annual meeting and not later than the close of business on the later of the 60th day prior to the annual meeting or the close of business on the 10th day following the first day on which we make a public announcement of the date of the meeting.
PART III
      The following Items include information with regard to our directors and executive officers, and do not include information regarding agreements executed by our executive officers with Symantec Corporation in anticipation of the closing of the proposed merger with Symantec, which is expected to occur in the second calendar quarter of 2005. For additional information regarding the proposed merger, including the agreements of our executive officers with Symantec, please refer to the Form S-4 (File No. 333-122724), containing a preliminary joint proxy statement/prospectus in connection with the proposed merger, filed by Symantec on February 11, 2005.

Item 10.	Directors and Executive Officers of the Registrant
Directors
      Our board of directors currently consists of eight directors and is divided into three classes serving staggered three-year terms. Directors for each class will be elected at the annual meeting of stockholders held in the year in which the term for that class expires and will serve for three years. There are no family relationships among our executive officers or directors.
      Our board of directors believes that a majority of its members should be independent directors. Currently, six of the eight members of our board of directors are independent, including: Michael Brown, Kurt Lauk, William Pade, David Roux, Carolyn Ticknor and V. Paul Unruh. All committees of our board of directors are comprised entirely of independent directors.
      The names of our current directors, their ages as of March 31, 2005, and other information about them are shown below. The dates given for time of service as a director include, when applicable, time served by each individual as a director of a predecessor company.

			VERITAS Director
Name of Director	Age	Principal Occupation	Since

Gary L. Bloom	44	Chairman of the Board, President and Chief Executive Officer	2000
Michael Brown	46	Director of Quantum Corporation, Digital Impact, Inc., Nektar Therapeutics, and former Chairman of the Board of Quantum Corporation	2003
Kurt Lauk	58	President of Globe CP GmbH	2004
William Pade	54	Partner of Oak Hill Capital Management	2004
David J. Roux	48	Managing Director and Co-Founder of Silver Lake Partners	2002
Geoffrey W. Squire	58	Vice-Chairman of the Board	1997
Carolyn Ticknor	57	Director of OfficeMax, Inc. and The Clorox Company and former President of Imaging and Printing at Hewlett-Packard Company	2003
V. Paul Unruh	56	Director of Homestore, Inc. and Heidrick and Struggles International Inc.	2003
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
      Mr. Brown has been a director of Quantum Corporation, a provider of data back-up and archiving solutions, since September 1995, serving as its chairman until July 2003. Mr. Brown held various senior management positions at Quantum since joining the company in 1984, most recently as Chief Executive Officer from September 1995 to September 2002. Mr. Brown serves on the board of directors of Digital Impact, Inc., an Internet-based marketing company, Nektar Therapeutics, a provider of drug delivery solutions for the development of pharmaceutical products and a number of private companies.
      Prof. Dr. Lauk has served as Founding Partner and President of Globe CP GmbH, an investment and investment advisory firm located in Stuttgart, Germany, since November 2000. Prior to Globe CP GmbH, Prof. Dr. Lauk served as the Head of the Commercial Vehicle Division at DaimlerChrysler AG, a motor vehicle manufacturer, from August 1996 to December 1999. From 1992 to 1996, Prof. Dr. Lauk served as the Head of Finance and Controlling at E.ON AG. Prof. Dr. Lauk serves on the board of directors of Corus UK Limited, a global metals company, Business Objects S.A., a business solutions provider, and a number of private companies. Prof. Dr. Lauk was elected President of the Economic Council to the Christian Democratic Party E.V., Berlin in 2000.
      Mr. Pade is currently a partner of Oak Hill Capital Management and has responsibility for investments in the technology sector. Prior to joining Oak Hill in January 2004, Mr. Pade spent 26 years at McKinsey & Company, where he was most recently a Director and the Managing Partner of McKinsey’s Silicon Valley office, which is the center of the McKinsey global high technology sector. Prior to that, Mr. Pade was based in London, U.K., where he led McKinsey’s high technology and telecom practice in Europe. Throughout his career at McKinsey, Mr. Pade worked with a number of leading enterprise software, computer hardware and communication companies. Mr. Pade serves on the boards of directors of SAVVIS Communications (as an observer) and Varsity Group, Inc.
      Mr. Roux is a Managing Director and co-founder of Silver Lake Partners, a private equity firm, which was formed in 1999. Mr. Roux has extensive operating and acquisition experience in the technology sector. Prior to founding Silver Lake Partners, Mr. Roux served as the Chief Executive Officer and President of Liberate Technologies, a software platform provider. From 1994 to 1998, Mr. Roux served as Executive Vice President, Corporate Development, at Oracle Corporation. Mr. Roux was responsible for business development, mergers and acquisitions, technology licensing, and equity investments and served on Oracle’s Executive Committee and Product Management Committee. Mr. Roux served as a director of Gartner, Inc. until October 2004 and serves as a director of Thompson S.A., Business Objects S.A. and a number of private companies. Mr. Roux was previously Chairman of Seagate Technology.
      Mr. Squire has served as our Vice Chairman of the Board since 1997, when we merged with OpenVision Technologies, Inc. Mr. Squire also served as our Executive Vice President from April 1997 to May 2003. Mr. Squire became a director of OpenVision in 1994 and was appointed Chief Executive Officer of OpenVision in 1995, after serving as its President and Chief Operating Officer from 1994 to 1995. Mr. Squire was President of the U.K. Computing Services and Software Association in 1994 and, in 1995, was elected as the founding President of the European Information Services Association. Mr. Squire serves as the chairman of the board of directors of The Innovation Group PLC, a provider of software solutions to the insurance industry.
      Ms. Ticknor retired as president of Hewlett-Packard Company’s Imaging and Printing business in 2001. During her 24-year tenure at HP, a technology solutions provider, Ms. Ticknor held various management positions including president of Imaging and Printing. Ms. Ticknor served on the board of directors for AT&T Wireless Services Inc. until October 2004 and serves on the board of directors of OfficeMax, Inc. and The Clorox Company.
      Mr. Unruh retired as Vice Chairman of the Bechtel Group, Inc., an engineering company, in June 2003. During his 25-year tenure with Bechtel, Mr. Unruh held various positions in management including Treasurer from 1983-1986, Controller from 1987-1991 and CFO from 1992-1996. Mr. Unruh also served as President of Bechtel Enterprises, Bechtel’s finance, development and ownership arm from 1997-2001. Mr. Unruh serves on the boards of directors of Homestore, Inc., a provider of real estate media and technology solutions, and Heidrick & Struggles International, Inc., a provider of executive search and leadership consulting services. Mr. Unruh is a Certified Public Accountant.

Executive Officers of the Registrant
      The names of our current executive officers, their ages as of March 31, 2005 and their positions are shown below. The dates given for time of service with us include, when applicable, time served by each individual with a predecessor company.

Name	Age	Position with VERITAS

Gary Bloom	44	Chairman of the Board, President and Chief Executive Officer
Mark Bregman	47	Executive Vice President, Chief Technology Officer and Acting Manager of the Application and Service Management Group
John Brigden	40	Senior Vice President, General Counsel and Secretary
Jeremy Burton	37	Executive Vice President, Data Management Group
Edwin Gillis	56	Executive Vice President, Finance and Chief Financial Officer
Kristof Hagerman	41	Executive Vice President, Storage and Server Management Group
Gregory Hughes	42	Executive Vice President, Global Services
Arthur Matin	48	Executive Vice President, Worldwide Sales
      Mr. Bloom has served as our President and Chief Executive Officer since November 2000 and as Chairman of our board of directors since January 2002. Mr. Bloom’s biographical information is set forth above under “— Directors.”
      Dr. Bregman has served as our Executive Vice President, Chief Technology Officer and acting manager of the Application and Service Management Group since September 2004. Dr. Bregman served as our Executive Vice President, Product Operations from February 2002 to September 2004. From August 2000 to October 2001, Dr. Bregman served as the Chief Executive Officer of AirMedia, Inc., a wireless Internet company. Prior to joining AirMedia, Dr. Bregman served a 16-year career with IBM, most recently as general manager of IBM’s RS/6000 and pervasive computing divisions from 1995 to August 2000.
      Mr. Brigden has served as our Senior Vice President, General Counsel and Secretary since May 2003. He served as our Vice President, General Counsel and Secretary from November 2001 to May 2003 and as Vice President and General Counsel from May 2001 to November 2001. Before joining us, Mr. Brigden was Vice President of Business Development and General Counsel at Shutterfly, Inc., an Internet-based digital photo service company, from January 2000 to April 2001. Prior to Shutterfly, Mr. Brigden served as director of intellectual property for Silicon Graphics, Inc. from February 1997 to January 2000. Mr. Brigden is a member of the California Bar Association and is also licensed to practice law in Virginia, Washington, D.C., and before the United States Patent and Trademark Office.
      Mr. Burton has served as our Executive Vice President, Data Management Group since September 2004. Mr. Burton served as our Senior Vice President, Chief Marketing Officer from April 2002 to September 2004. Prior to joining us, Mr. Burton served as Senior Vice President of Product and Services Marketing at Oracle Corporation, an enterprise software company, and held positions in customer support, presales, product management and engineering, including leading the development of Oracle’s Java development tools, from October 1995 to April 2002.
      Mr. Gillis has served as our Executive Vice President, Finance and Chief Financial Officer since November 2002. Before joining us, Mr. Gillis served as Chief Financial Officer of Parametric Technology Corporation, a software company, from October 1995 to October 2002. Prior to Parametric, Mr. Gillis served for four years as chief financial officer of Lotus Development Corp., a software company. Before joining Lotus, Mr. Gillis spent 15 years with Coopers & Lybrand, an accounting firm, as a certified public accountant and general practice partner.

      Mr. Hagerman has served as our Executive Vice President, Storage and Server Management Group since September 2004. Mr. Hagerman served as our Executive Vice President, Strategic Operations from February 2003 to September 2004, and has led our Strategic Operations organization since joining us in 2001. Before joining us, Mr. Hagerman served as founder and chief executive officer at Affinia Inc., an online affiliate marketing network, from September 1998 to September 2000 and as founder and chief executive officer of BigBook, Inc., an Internet yellow pages service, from 1995 until its acquisition by GTE in 1998. Before BigBook, Mr. Hagerman held various management positions in consulting, sales and marketing, business development and finance.
      Mr. Hughes has served as our Executive Vice President, Global Services since October 2003. Mr. Hughes joined us after a 10-year career at McKinsey & Co., a global management consulting service provider, where he most recently served as a Partner.
      Mr. Matin has served as our Executive Vice President, Worldwide Sales since March 2004. Mr. Matin joined us from Network Associates, Inc., a supplier of network security and management software, where he served as President of McAfee Security from December 2001 to March 2004. Prior to joining Network Associates, Mr. Matin was Senior Vice President of Worldwide Sales and Marketing at CrossWorlds Software, Inc., a provider of enterprise application integration software, from January 2000 to November 2001. Prior to joining CrossWorlds, Mr. Matin spent 19 years at IBM managing U.S. and international sales operations, most recently as Vice President of the Industrial Sector for the Americas.
Audit Committee of the Board of Directors
      We have a separately designated standing audit committee of the board of directors, established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee consists of Michael Brown, David J. Roux and V. Paul Unruh. Mr. Brown joined the audit committee in August 2004, and Mr. Roux joined the audit committee in November 2003. Mr. Unruh joined the committee in May 2003 and was appointed chair in November 2003. Each member is an independent director as defined by current NASDAQ Stock Market listing standards for audit committee membership and by the Exchange Act.
      Our board of directors has unanimously determined that all audit committee members are financially literate under current NASDAQ listing standards, and at least one member has financial sophistication under NASDAQ listing standards. In addition, our board has unanimously determined that Mr. Unruh qualifies as an “audit committee financial expert” under SEC rules and regulations.
Code of Ethics
      We are committed to conducting business in a fair, ethical and legal manner at every level of our organization and at every location where we do business. In an effort to clearly define our standards of excellence, we have established the VERITAS Software Standards of Business Conduct. These standards apply to all of our directors, officers and employees. A copy of our Standards of Business Conduct is available on our Internet website, which is located at http://www.veritas.com, in the “Investors” section of “About VERITAS.”
      In addition, we are dedicated to ensuring compliance with the highest standards of financial accounting and reporting and have the utmost confidence in our financial reporting, underlying systems of internal controls and our financial employees. Our financial employees operate under the highest level of ethical standards, which are embodied in our Financial Code of Ethics. Our Financial Code of Ethics applies to our chief executive officer, chief financial officer and other members of our finance department. A copy of our Financial Code of Ethics is available on our Internet website, which is located at http://www.veritas.com, in the “Investors” section of “About VERITAS.”
      We intend to disclose any amendments or waivers to our Standards of Business Conduct and Financial Code of Ethics on our Internet website, which is located at http://www.veritas.com, promptly following the date of any such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance
      In accordance with Section 16(a) of the Exchange Act and the regulations of the SEC, our directors, executive officers and holders of more than 10% of our common stock are required to file reports of ownership and changes in ownership with the SEC and the NASDAQ Stock Market and to furnish us with copies of all of the reports they file. Based solely on our review of the copies of the forms furnished to us and written representations from the reporting persons, we are not aware of any failures during 2004 to file any Forms 3, 4 or 5 and any failures to file such forms on a timely basis.

Item 11.	Executive Compensation
      The following table sets forth all compensation awarded to, earned by or paid for services rendered to us in all capacities during 2004, 2003 and 2002 by our chief executive officer and our four other most highly compensated executive officers for the year ended December 31, 2004. The information in the table includes the dollar value of base salaries, commissions and bonus awards, certain reimbursements, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred. Bonuses for our executive officers with respect to services rendered for 2004 have been determined based on financial targets and performance criteria set forth in our 2004 Executive Incentive Compensation Plan. As part of our annual executive compensation program for 2005, annual stock option grants for our executive officers were made in the first quarter of 2005 with respect to services to be performed during 2005. We do not grant stock appreciation rights and provide no long-term compensation benefits other than stock options and restricted stock units under our 2003 Stock Incentive Plan, as amended.
Summary Compensation Table

						Long-Term Compensation Awards
		Annual Compensation
						Restricted		Securities
				Other Annual		Stock		Underlying		All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation		Awards(2)		Options		Compensation(3)

Gary L. Bloom	2004	$1,000,000	$1,750,000	$ *		$—		—	(4)	$2,500
President, Chief Executive	2003	1,000,000	1,852,000	—		—		400,000	(5)	2,500
Officer, and Chairman of	2002	1,000,000	1,150,000	*		—		800,000		2,500
the Board
Mark Bregman(6)	2004	430,000	375,000	*		—		—	(4)	2,500
Executive Vice President,	2003	390,000	412,000	102,144	(7)	—		200,000	(5)	2,500
Chief Technology Officer	2002	331,000	300,000	59,949	(8)	—		825,000		2,500
and Acting Manager of the Application and Service Management Group
Edwin J. Gillis(9)	2004	435,000	440,000	274,629	(10)	—		—	(4)	2,500
Executive Vice President,	2003	435,000	460,000	*		—		200,000	(5)	2,500
Finance and Chief Financial	2002	52,981	—	—		—		700,000		—
Officer
Kristof Hagerman(11)	2004	385,000	385,000	*		—		—	(4)	—
Executive Vice President,	2003	346,354	400,000	*		—		200,000	(5)	2,500
Storage and Server	2002	315,000	260,000	*		—		300,000		2,500
Management Group
Arthur Matin(12)	2004	486,538	451,000	—		5,254,000	(13)	600,000	(4),(14)	412,500	(15)
Executive Vice President,	2003	—	—	—		—		—		—
Worldwide Sales	2002	—	—	—		—		—		—

*	Did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the above-named executive officers.

(1)	Performance-based bonuses for services rendered in 2004 were paid in the first quarter of 2005. Performance-based bonuses for services rendered in 2003 and 2002 were paid in the following year.

(2)	Consists of the dollar value of grants of restricted stock units to purchase shares of our common stock (calculated by multiplying the closing market price of our common stock on the date of grant by the number of shares that will be received upon settlement of such restricted stock units). The restricted stock units are not entitled to dividends.

(3)	Except where otherwise noted, consists of the $2,500 matching contributions made by us on behalf of the named officers to our 401(k) plan.

(4)	Annual stock option grants were made on February 15, 2005 to the above-named executive officers with respect to services to be performed during 2005 in the following amounts: Mr. Bloom received options to purchase 553,000 shares; Dr. Bregman received options to purchase 180,000 shares; Mr. Gillis received options to purchase 170,000 shares; Mr. Hagerman received options to purchase 180,000 shares; and Mr. Matin received options to purchase 170,000 shares. Annual stock option awards were not granted to the above-named executive officers for services rendered in 2004.

(5)	Consists of stock options granted in February 2004 with respect to services rendered in 2003.

(6)	Dr. Bregman joined VERITAS in March 2002.

(7)	Consists of $43,605 in relocation expenses and $58,539 for reimbursement of Dr. Bregman’s income tax liability for the 2002 tax year related to relocation expenses paid by us in 2002.

(8)	Consists of relocation expenses.

(9)	Mr. Gillis joined VERITAS in November 2002.

(10)	Consists of relocation expenses.

(11)	Mr. Hagerman was promoted from Senior Vice President to Executive Vice President in February 2003.

(12)	Mr. Matin joined VERITAS in March 2004.

(13)	Represents the dollar value of 200,000 restricted stock units granted in April 2004, of which $1,313,500 had vested as of December 31, 2004. The unvested restricted stock units held by Mr. Matin will vest upon his continuation in our employ through March 9, 2007, but as of December 31, 2004, were subject to accelerated vesting in a series of nine remaining quarterly installments upon the attainment of the designated performance goals for each such quarter.

(14)	Consists of stock options granted to Mr. Matin in April 2004 in connection with the commencement of his employment.

(15)	Includes $200,000 paid to Mr. Matin upon commencement of his employment in March 2004, and an additional $200,000 paid to Mr. Matin after he had been employed by us for six months. Also includes $10,000 paid to Mr. Matin for legal related expenses.
      The compensation committee of our board of directors is responsible for the review of all cash and equity compensation for our executive officers. The cash and equity compensation for our chief executive officer is approved by a majority of our independent directors, and the cash and equity compensation for all other executive officers is approved by the compensation committee. The compensation committee has the sole and exclusive authority to issue stock options and other stock or stock-based awards under our 2003 Stock Incentive Plan to our executive officers, and is composed entirely of independent, non-employee directors. For 2004 and 2005, the compensation committee engaged an independent executive compensation consultant to advise it on matters related to executive compensation.
Option Grants for 2004
      The following table sets forth information regarding stock options granted to Mr. Matin upon commencement of his employment with us in March 2004. There were no other stock option grants made to the above-named executive officers for services rendered in 2004. Annual stock option grants were made on February 15, 2005 to the above-named executive officers with respect to services to be performed during 2005 in the following amounts: Mr. Bloom received options to purchase 553,000 shares; Dr. Bregman received options to purchase 180,000 shares; Mr. Gillis received options to purchase 170,000 shares; Mr. Hagerman received options to purchase 180,000 shares; and Mr. Matin received options to purchase 170,000 shares.

      During 2004, we granted to our employees options to purchase an aggregate of 10,342,259 shares of our common stock. The exercise price of all stock options was equal to the fair market value of our common stock on the date of grant. The stock options listed below vest at the rate of 1/48th per month and have a term of 10 years, subject to earlier termination upon termination of employment. For a discussion of the impact of the pending merger with Symantec on the options held by the above-named executive officers, see “The Merger — Interests of Certain VERITAS Persons in the Merger” in the Registration Statement on Form S-4 filed by Symantec on February 11, 2005.
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

		Percent of			Potential Realizable Value
	Number of	Total Options			at Assumed Rates of
	Securities	Granted to			Stock Price Appreciation
	Underlying	Employees in			for Option Term
	Options	Fiscal Year	Exercise	Expiration
Name	Granted	2004	Price	Date	5%	10%

Arthur Matin	600,000	5.8%	$26.27	04/12/14	$9,912,637	$25,120,569
Aggregate Option Exercises in 2004 and Year-End Option Values
      The following table sets forth information concerning stock option exercises during 2004 by each of the above-named executive officers, including the aggregate amount of gains on the date of exercise. The value realized for option exercises is the aggregate fair market value of our common stock on the date of exercise less the exercise price. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options held on December 31, 2004 by each of those officers. Also reported are values for “in-the-money” stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2004. The values for unexercised in-the-money options have not been, and may never be, realized. The fair market value is determined by the closing price of our common stock on December 31, 2004, as reported on the Nasdaq National Market, which was $28.55 per share.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired		Options at Fiscal Year-End		at Fiscal Year-End
	Upon	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Gary L. Bloom	35,500	$739,414	4,897,605	986,895	$14,858,835	$6,968,170
Mark Bregman	—	—	247,646	227,354	$1,094,584	$1,209,791
Edwin J. Gillis	50,000	$935,577	328,750	481,250	$3,374,625	$4,122,275
Kristof Hagerman	—	—	392,188	307,812	$1,152,188	$1,613,063
Arthur Matin	—	—	112,500	487,500	$256,500	$1,111,500
Compensation of Directors
      Base Compensation and Expense Reimbursement. In May 2004, our board of directors modified its cash compensation program for non-employee directors effective as of January 1, 2004. Under this program, each non-employee director receives an annual retainer of $35,000 for serving on our board of directors, and an annual committee fee for serving on any committee of the board. The annual committee fee is $10,000 for each member of the compensation committee and the corporate governance and nominating committee, and $20,000 for each member of the audit committee. Committee chairs receive an annual committee chair fee in addition to the fee for being a committee member. The annual committee chair fee is $5,000 for the chair of the compensation committee and corporate governance and nominating committee, and $10,000 for the chair of the audit committee. Directors receive an additional $2,000 for attendance at any special board and committee meeting that is duly noticed, consists of a quorum and is approved by the chairman of the board and corporate secretary. Cash compensation is paid on a quarterly basis and is subject to proration based on period of service as a non-employee director. Directors who are employees of VERITAS do not receive any compensation for attending board or committee meetings. All of our directors are reimbursed for actual expenses that they incur to attend meetings and for other expenses related to service as a director, such as the cost of attendance at director-related educational programs.
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
      Under the 2002 Directors Stock Option Plan, on the date each non-employee director is elected to our board of directors, he or she receives an automatic initial option grant to purchase between 50,000 and 100,000 shares of common stock. The number of shares covered by this initial grant is currently set at 100,000 shares, but may be changed from time to time by the board of directors.
      Non-employee directors who were employed by us at any time prior to their becoming a director are not eligible to receive this initial grant. Upon the conclusion of our annual meeting of stockholders each year, each non-employee director who will continue serving as a member of our board of directors thereafter will receive an automatic annual option grant to purchase between 10,000 and 50,000 shares of common stock. The number of shares covered by this annual grant is currently set at 25,000 shares, but may be changed from time to time by the board of directors. No such annual grant will be awarded to a non-employee director who received an initial grant earlier in the same calendar year. In addition, upon the conclusion of our annual meeting of stockholders each year, each non-employee director who serves on a committee of our board of directors will receive an automatic annual option grant to purchase 10,000 shares of common stock for the first committee on which such director serves and 5,000 shares of common stock for each additional committee on which such director serves. In the event of a stock dividend, stock split or similar capital change, the number of shares available under this plan and available for the automatic initial and annual grants will be automatically adjusted.
      We have reserved 1,900,258 shares of common stock for issuance under the 2002 Directors Stock Option Plan. In the event that any outstanding option under this plan expires or terminates for any reason, the shares of common stock allocable to the unexercised portion of the option will be available again for subsequent grant under this plan. The exercise price of all stock options granted under the 2002 Directors Plan will equal 100% of the fair market value of a share of our common stock on the date of grant of the option. Options granted under this plan are immediately exercisable. Once exercised, we will have a right to repurchase unvested shares, with the repurchase right lapsing as the shares vest. Each option vests in equal monthly installments over four years beginning on the date of grant, so long as the non-employee director serves as a member of our board of directors. Each option has a ten-year term unless earlier terminated. The options remain exercisable as to vested shares for up to six months following the optionee’s termination of service as a director, unless such termination is a result of death or of total and permanent disability, in which case the options remain exercisable for up to a one-year period. The plan also provides for accelerated vesting of a specified portion of each outstanding option in the event of an optionee’s death and as to all of the shares if we undergo a change in control. For a discussion of the impact of the pending merger with Symantec on the options held by our directors, see “The Merger — Interests of Certain VERITAS Persons in the Merger” in the Registration Statement on Form S-4 filed by Symantec on February 11, 2005.
      During the year ended December 31, 2004, under our 2002 Directors Stock Option Plan, each of Mr. Brown, Mr. Roux, Mr. Squire, Ms. Ticknor and Mr. Unruh received an automatic annual option grant for 25,000 shares on August 25, 2004, the date of the 2004 annual meeting of stockholders, with an exercise price of $18.08 per share. Also on August 25, 2004, the following non-employee directors received automatic option grants for serving on the committees of our board of directors in the following share amounts with an exercise price of $18.08 per share: each of Mr. Brown and Mr. Unruh received a grant for 15,000 shares, and each of Prof. Dr. Lauk, Mr. Pade, Mr. Roux and Ms. Ticknor received a grant for 10,000 shares. In addition, Prof. Dr. Lauk received his initial option grant on May 13, 2004 for 100,000 shares with an exercise price of $26.40 per share and Mr. Pade received his initial option grant for 100,000 shares on August 25, 2004 with an exercise price of $18.08 per share.
      As of December 31, 2004, options to purchase 206,240 shares were outstanding under the 1993 Directors Stock Option Plan, 75,000 shares had been issued upon the exercise of options and no shares were available for future grant. As of December 31, 2004, options to purchase 888,756 shares were outstanding under the 2002 Directors Stock Option Plan, no shares had been issued upon the exercise of options and 1,002,335 shares were available for future grant.
      In the past, our employee directors have received options under the 1993 Stock Option Plan for their services as both employees and directors. Following termination of employment, the portion of these options commensurate with grants to non-employee directors under our director stock option plans will remain exercisable until the 90th day following the cessation of service as a director pursuant to the terms of our 1993 Stock Option Plan.
Employment Agreements and Change-of-Control Agreements

Employment Agreement with Mr. Bloom
      The employment of Mr. Bloom, our chief executive officer and president, is at-will and may be terminated by him or by us at any time for any reason. Mr. Bloom’s salary and bonus are recommended by the compensation committee and approved by our board of directors on an annual basis. Under the terms of Mr. Bloom’s employment contract, which expired in 2002, Mr. Bloom’s employment with us at the time of such expiration is to be treated no less favorably than the policies in effect at the time for our other senior executives. Mr. Bloom entered into a change of control agreement with us effective March 15, 2004, the terms of which are described below under “Change of Control Agreement with Mr. Bloom”.

Change of Control Agreement with Mr. Bloom
      Mr. Bloom entered into a change in control agreement with us effective March 15, 2004. Under the terms of the agreement, in the event we undergo a change of control, Mr. Bloom is entitled to accelerated vesting of his outstanding stock options as follows:

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
      In addition, if Mr. Bloom’s employment with us terminates without cause, or if Mr. Bloom resigns with good reason within 12 months after consummation of a change of control of VERITAS, Mr. Bloom will be entitled to receive the following severance benefits: (1) continuation of base salary for a period of 18 months from the date of termination; (2) 100% of his target bonus, plus a pro-rated percentage of his target bonus based upon the number of days that have passed in the fiscal year as of the termination date; (3) acceleration of 100% of his unvested stock options; and (4) payment of COBRA premiums for health insurance for 18 months after termination.
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
      Pursuant to the terms of the merger agreement with Symantec, unvested options and restricted stock units granted on or after December 15, 2004 through the term of the merger agreement shall not be subject to the accelerated vesting described above.

Employment Agreements with Named Executive Officers
      Mr. Gillis, our Chief Financial Officer and Executive Vice President, entered into an employment agreement effective November 18, 2002. Under the terms of his employment agreement, Mr. Gillis is paid an annual base salary of $435,000, which may be increased from time to time as determined by our chief executive officer, subject to approval of the compensation committee. In addition, Mr. Gillis’ employment agreement provides for a guaranteed target bonus of $290,000 in each of 2002 and 2003, with the bonus for 2002 paid on a pro-rated basis for the portion of 2002 that he was employed by us. After 2003, Mr. Gillis became entitled to receive a performance bonus in accordance with our executive officer bonus plan. In addition, pursuant to the terms of his employment agreement, Mr. Gillis received a one-time grant of options to purchase 700,000 shares of our common stock and $274,629 for his relocation costs and expenses. Mr. Gillis’ employment is at-will and may be terminated by him or by us at any time for any reason. To the extent that we provide to similarly situated employees any severance or other benefits, Mr. Gillis is entitled to such benefits to the extent such benefits exceed the benefits granted in his employment agreement.
      Mr. Matin joined us as Executive Vice President, Worldwide Sales, in March of 2004. Under the terms of his employment agreement, Mr. Matin will be paid an annual base salary of $600,000 and is eligible to participate in our executive officer bonus plan with a target annual bonus of $400,000. The bonus plan will be pro-rated in 2004 for the portion of 2004 that Mr. Matin was employed by us. Mr. Matin received a sign-on bonus of $200,000 and an additional bonus of $200,000 after he had been employed by us for 6 months. In addition, Mr. Matin received a one-time grant of options to purchase 600,000 shares of our common stock and 200,000 restricted stock units. Mr. Matin is also entitled to receive a one-time payment for legal expenses incurred in connection with commencing employment with us, as well as reimbursement for his relocation costs and expenses. Mr. Matin’s employment is at-will and may be terminated by him or by us at any time for any reason.
      Dr. Bregman and Messrs. Gillis, Hagerman and Matin each entered into a change of control agreement with us effective March 15, 2004, the terms of which are described below under “Change of Control Agreements with Named Executive Officers.”

Change of Control Agreements with Named Executive Officers
      Our other above-named executive officers have entered into change in control agreements with us effective March 15, 2004. Under the terms of these agreements, in the event of a change of control of VERITAS, the executive officer is entitled to accelerated vesting of the executive officer’s outstanding stock options as follows:

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
      In addition, if the executive officer’s employment with us terminates without cause, or if the executive officer resigns with good reason within 12 months after consummation of a change of control of VERITAS, the executive officer will be entitled to receive the following severance benefits: (1) continuation of base salary for a period of 12 months from the date of termination; (2) 100% of the executive officer’s target bonus, plus a pro-rated percentage of their target bonus based upon the number of days that have passed in the fiscal year as of the termination date; (3) acceleration of 100% of the executive officer’s unvested stock options; and (4) payment of COBRA premiums for health insurance for 12 months after termination.
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
      Pursuant to the terms of the merger agreement with Symantec, unvested options and restricted stock units granted on or after December 15, 2004 through the term of the merger agreement shall not be subject to the accelerated vesting described above.
      In addition to the benefits described above, our benefits plans entitle employees to continue to receive health, dental and life insurance coverage for a specified period of time after termination of employment.
Compensation Committee Interlocks and Insider Participation
      We have a separately designated compensation committee of the board of directors, which consists of Mr. Pade, Mr. Unruh and Ms. Ticknor, who serves as chair of the compensation committee. Mr. Pade and Mr. Unruh joined the committee in August 2004. Joseph D. Rizzi served as a member of the committee until his retirement from the board of directors in August 2004 and Michael Brown served as a member of the committee until February 2005. Each member of the compensation committee is an independent director as defined by current Nasdaq National Market listing standards. None of the persons who served on our compensation committee during any part of 2004 had any interlocking relationship as defined by the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table shows how much of our common stock was beneficially owned as of March 31, 2005 by each director and executive officer, all executive officers and directors as a group and by each holder of 5% or more of our common stock. To our knowledge and except as set forth in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o VERITAS Software Corporation, 350 Ellis Street, Mountain View, CA 94043.
      The option column below reflects shares of our common stock that are subject to options that are currently exercisable or will become exercisable within 60 days after March 31, 2005, including those that have not yet vested. Those shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options, but are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. All options granted to non-employee directors, and some of the options granted to Mr. Bloom, are exercisable in full, but any shares purchased under these options will be subject to rights of repurchase by us that lapse at a rate of 1/48 of the shares per month over four years from the date of grant. Percentage ownership is based on 427,229,966 shares outstanding on March 31, 2005.
      As described elsewhere in this annual report, we have entered into a definitive agreement to merge with Symantec Corporation in an all-stock transaction. Under the terms of the merger agreement, our common stock will be converted into Symantec common stock at a fixed exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of our common stock. Upon closing, Symantec stockholders will own approximately 60 percent and our stockholders will own approximately 40 percent of the combined company. Completion of the merger is subject to customary closing conditions that include receipt of required approvals from stockholders of both companies and receipt of required regulatory approvals.

Amount and Nature of Beneficial Ownership

				Percent of
Beneficial Owner	Shares(7)	Options(7)	Total	Class

FMR Corp.(1)	28,230,871	—	28,230,871	6.6%
Private Capital Management(2)	22,090,950	—	22,090,950	5.2%
Gary Bloom(3)	5,237	5,306,750	5,311,987	1.2%
Mark Bregman	3,973	323,280	327,253	*
John Brigden(4)	5,428	443,333	448,761	*
Michael Brown	—	66,667	66,667	*
Jeremy Burton	5,502	297,501	303,003	*
Edwin Gillis	3,192	443,750	446,942	*
Kristof Hagerman	1,085	485,000	486,085	*
Greg Hughes(5)	4,688	226,042	230,730	*
Kurt Lauk	—	26,875	26,875	*
Arthur Matin(6)	50,945	196,250	247,195	*
William Pade	—	20,625	20,625	*
David Roux	—	129,480	129,480	*
Geoffrey Squire	75,500	438,933	514,433	*
Carolyn Ticknor	—	50,313	50,313	*
Paul Unruh	—	62,500	62,500	*
All executive officers and directors as a group (15 persons)	155,550	8,517,299	8,672,849	2.0%

*	Less than one percent.

(1)	Based solely on information provided by FMR Corp. in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005. Beneficial ownership represents 28,230,871 shares beneficially owned by FMR Corp., as a parent holding company, representing sole dispositive power with respect to 28,230,871 shares and sole voting power with respect to 1,650,331 shares. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(2)	Based solely on information provided by Private Capital Management (“PCM”), Bruce S. Sherman and Gregg J. Powers in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005. Beneficial ownership represents 22,090,950 shares beneficially owned by PCM, an Investment Adviser; 22,264,525 shares beneficially owned by Bruce S. Sherman, CEO of PCM, consisting of 22,116,825 shares over which Mr. Sherman has shared voting and dispositive power and 147,700 shares over which Mr. Sherman has sole voting and dispositive power; and 22,190,950 shares beneficially owned by Gregg J. Powers, President of PCM, consisting of 22,090,950 shares over which Mr. Sherman has shared voting and dispositive power and 100,000 shares over which Mr. Sherman has sole voting and dispositive power. Messrs. Sherman and Powers disclaim beneficial ownership for the shares held by PCM’s clients and disclaim the existence of a group. The address of PCM and Messrs. Sherman and Powers is 8889 Pelican Bay Blvd., Naples, FL 34108.

(3)	Includes 5,237 shares held of record by Bloom Family Trust.

(4)	Includes 938 shares of common stock expected to be issued within 60 days of March 31, 2005 pursuant to the terms of restricted stock units held by Mr. Brigden.

(5)	Includes 4,688 shares of common stock expected to be issued within 60 days of March 31, 2005 pursuant to the terms of restricted stock units held by Mr. Hughes.

(6)	Includes 16,667 shares of common stock expected to be issued within 60 days of March 31, 2005 pursuant to the terms of restricted stock units held by Mr. Matin.

(7)	Some executive officers and directors who hold stock options to purchase shares of VERITAS common stock and shares subject to the right of repurchase by VERITAS will be entitled to full or partial acceleration of vesting of such stock options and shares upon the closing of the pending merger with Symantec and the balance will be subject to accelerated vesting if that officer’s employment terminates under certain circumstances following the closing. For a discussion of the impact of the pending merger with Symantec on the options held by the persons in the above table, see “The Merger — Interests of Certain VERITAS Persons in the Merger” in the Registration Statement on Form S-4 filed by Symantec on February 11, 2005 and the discussion above under “Employment Agreements and Change of Control Agreements — Change of Control Agreement with Mr. Bloom” and “Employment Agreements and Change of Control Agreements — Change of Control Agreements with Named Executive Officers.”

      In addition to the beneficial ownership reported above, as of March 31, 2005, Messrs. Brigden, Hughes and Matin held, respectively, unvested restricted stock units to receive 6,562, 32,812 and 133,332 shares of our common stock. The restricted stock units held by Messrs. Brigden and Hughes will each vest in a series of semi-annual installments over a four-year period measured from the award date, provided the officer continues in our employ through each applicable vesting date. The restricted stock units held by Mr. Matin will vest upon his continuation in our employ through March 9, 2007, but will be subject to accelerated vesting in a series of eight remaining quarterly installments during his period of continued employment with us upon the attainment of designated performance goals for each such quarter. Fifty percent of the unvested restricted stock units held by each of Messrs. Brigden, Hughes and Matin will vest on an accelerated basis upon the closing of our proposed merger with Symantec, and the balance will be subject to accelerated vesting if that officer’s employment terminates under certain circumstances following the closing of the proposed merger.
Securities Authorized for Issuance under Equity Compensation Plans
      The following table summarizes information about our equity compensation plans as of December 31, 2004. All outstanding awards under our plans relate to options to purchase shares of our common stock and stock awards.

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance under
	to Be Issued upon		Weighted Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights		Warrants and Rights	in Column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	57,908,802	(2)	$36.58	37,206,806	(3)
Equity compensation plans not approved by security holders(4)	2,500,000		$88.00	—
Total(5)	60,408,802		$38.70	37,206,806

(1)	Includes the VERITAS Software Corporation 2002 Directors Stock Option Plan, 1993 Directors Stock Option Plan, 2003 Stock Incentive Plan, 2002 Employee Stock Purchase Plan and 1993 Equity Incentive Plan, as each plan may be amended or restated.

(2)	Excludes purchase rights that had accrued under the 2002 Employee Stock Purchase Plan during the offering period that was ongoing at December 31, 2004. Under this plan, each eligible employee may purchase shares of common stock with accumulated payroll deductions (in an amount not to exceed 10% of the employee’s eligible compensation) on February 15 and August 15 of each year at a purchase price per share equal to 85% of the lower of (i) the closing sale price per share of our common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing sale price per share on the semi-annual purchase date.

(3)	Includes 17,639,323 shares of common stock that were available for issuance under the 2002 Employee Stock Purchase Plan as of December 31, 2004. The 2002 Employee Stock Purchase Plan contains an automatic share increase provision and, accordingly, the number of shares of common stock reserved for issuance under the 2002 Employee Stock Purchase Plan will automatically increase on January 1 of each year by an amount equal to one percent (1%) of the total number of shares outstanding as of December 31 of the preceding year, but in no event will any such annual increase exceed 600,000 shares.

(4)	Includes the VERITAS Stock Option Agreement with Gary L. Bloom, our Chairman, President and Chief Executive Officer, dated November 29, 2000. The option under this agreement was fully exercisable on the grant date for all of the 2,500,000 option shares at an exercise price of $88.00.

However, any unvested shares purchased under the option were subject to repurchase by us at the option exercise price paid per share should Mr. Bloom have left our employ prior to vesting in those shares. The option shares vested over a four-year period, in 48 equal monthly installments, beginning on December 17, 2000 and ending on December 17, 2004, at which time the option shares were fully vested.

(5)	Does not include equity compensation plans assumed by us in connection with acquisition transactions. As of December 31, 2004, options to purchase an aggregate of 4,517,031 shares of our common stock, at a weighted average exercise price of $12.36 per share, were outstanding under those assumed plans. No additional options may be granted under those assumed plans.

Item 13.	Certain Relationships and Related Transactions
      From January 1, 2004 to the date of this annual report, there have not been any transactions, and there are currently no proposed transactions, in which the amount involved exceeded $60,000 to which VERITAS or any of its subsidiaries were or are to be a party and in which any VERITAS executive officer or director, or any member of their immediate family, had or will have a direct or indirect material interest, except as described below. There are no business relationships between VERITAS and any entity of which a director of VERITAS is an executive officer or of which such a director owns an equity interest in excess of 10%, involving payments for property or services in excess of 5% of VERITAS consolidated gross revenues for 2003.

Item 14.	Principal Accountant Fees and Services
      KPMG LLP has served as our independent registered public accounting firm since April 2001. The following table sets forth the aggregate fees billed by KPMG for professional services during fiscal 2004 and 2003 on behalf of VERITAS and our subsidiaries, as well as out-of-pocket costs incurred in connection with these services:

	2004	2003

Audit Fees	$8,295,632	$4,693,380
Audit-Related Fees(1)	191,885	416,774
Tax Fees(2)	105,721	284,815
All Other Fees	—	—

Total	$8,593,238	$5,394,969

(1)	Audit-Related Fees were comprised of services related to acquisitions and restatement activities not included in audit fees.

(2)	Tax Fees were comprised of services rendered in connection with various tax returns and compliance.
      All services provided by KPMG in 2004 and 2003 were approved by the audit committee.
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
      The audit committee has determined that the non-audit services provided by KPMG LLP are compatible with maintaining the independence of KPMG LLP.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a) The following documents are filed as part of this report:
1. Financial Statements
      The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Operations — Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedule
      The following financial statement schedule for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts
      Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated March 29, 2000, among VERITAS Software Corporation (“VERITAS”), Victory Merger Sub, Inc. and Seagate Technology, Inc. (“Seagate”)	8-K	04/05/00	2.1
2.02	Stock Purchase Agreement, dated March 29, 2000, among Suez Acquisition Company (Cayman) Limited (“Suez”), Seagate and Seagate Software Holdings, Inc.	8-K	04/05/00	2.2
2.03	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated August 29, 2000, among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	08/30/00	2.05
2.04	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated October 18, 2000, among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	10/19/00	2.03
2.05	Amended and Restated Agreement and Plan of Reorganization, dated April 15, 1999, among VERITAS, VERITAS Operating Corporation (“VOC”), Seagate, Seagate Software, Inc. (“Seagate Software”) and Seagate Software Network & Storage Management Group, Inc. (included as Appendix A to the prospectus which is a part of the registration statement on Form S-4 filed April 19, 1999)	S-4	04/19/99	2.01
2.06	Amended and Restated Combination Agreement, dated April 12, 1999, between VERITAS, VERITAS Holding Corporation, and TeleBackup Systems, Inc. (included as Appendix G to the proxy statement/ prospectus which is a part of the registration statement on Form S-4 filed April 19, 1999)	S-4	04/19/99	2.02
2.07	Agreement and Plan of Merger, dated December 19, 2002, among VERITAS, Argon Merger Sub Ltd. (“Argon”), and Precise Software Solutions Ltd. (“Precise”)	8-K	12/24/02	2.1
2.08	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2003, among VERITAS, Argon and Precise (included as Annex AA to the proxy statement/ prospectus which is a part of the registration statement amendment on Form S-4 filed May 27, 2003)	S-4/A	05/27/03	2.2

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.09	Share Purchase Agreement, dated as of August 30, 2004, by and among VERITAS, KVault Software Limited (“kVault”) and certain shareholders named therein	10-Q	11/05/04	2.01
2.10	Agreement and Plan of Reorganization, dated as of December 15, 2004, by and among Symantec Corporation, Carmel Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Symantec Corporation, and VERITAS Software Corporation (“Reorganization Agreement”)	8-K	12/20/04	2.01
3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03
3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04
4.01	Form of Rights Agreement between VERITAS Holding Corporation and the Rights Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares	S-4	04/19/99	4.06
4.02	Form of Registration Rights Agreement between VERITAS and Seagate Software	S-4	04/19/99	4.07
4.03	Form of Stockholder Agreement between VERITAS, VOC, Seagate Software and Seagate	S-4	04/19/99	4.08
4.04	Form of Specimen Stock Certificate	S-1	10/22/93	4.01
4.05	Indenture dated August 1, 2003 between VERITAS and U.S. Bank National Association (the “Trustee”) relating to VERITAS 0.25% Convertible Subordinated Notes Due 2013	10-Q	08/14/03	4.01
4.06	Registration Rights Agreement, dated August 1, 2003, among VERITAS, Goldman Sachs & Co., ABN AMRO Rothschild LLC, and McDonald Investments Inc.	10-Q	08/14/03	4.02
4.07	First Supplemental Indenture, dated as of October 25, 2004, by and between VERITAS and U.S. Bank National Association	8-K	10/27/04	4.1
4.08	Amendment, dated December 15, 2004, to the Rights Agreement, dated as of June 16, 1999, by and between VERITAS and Mellon Investor Services LLC f/k/a ChaseMellon Shareholder Services, L.L.C., as Rights Agent	8-K	12/20/04	4.01

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	Date		Number	Herewith

10.01	Indemnification Agreement, dated March 29, 2000, among VERITAS, Seagate, Suez, and certain other parties	8-K	04/05/00		2.3
10.02†	Development and License Agreement between Seagate and VERITAS	S-4	04/19/99		10.01
10.03†	Cross License Agreement and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99		10.02
10.04*	VERITAS 1993 Equity Incentive Plan, as amended	S-8	05/28/02	(2)	4.01
10.05*	VERITAS 1993 Employee Stock Purchase Plan, as amended	S-8	03/29/01		4.02
10.06*	VERITAS 1993 Directors Stock Option Plan, as amended	10-K	03/30/00		10.05
10.07*	Form of Key Employee Agreement	S-4	04/19/99		10.11
10.08*	Form of Indemnification Agreement entered into between VERITAS and each of its directors and executive officers	S-4	04/19/99		10.15
10.09	Amendment No. 1, dated April 16, 1999, to Cross-License and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99		10.16
10.10	Participation Agreement, dated April 23, 1999, among VOC, First Security Bank, N.A. (“First Security”), various banks and other lending institutions, NationsBank, N.A (“NationsBank), and various other parties (“Mountain View Participation Agreement”)	S-1/A	08/06/99	(1)	10.17
10.11	Security Agreement, dated April 23, 1999, between FirstSecurity, National Bank, and NationsBank	S-1/A	08/06/99	(1)	10.26
10.12	Master Lease Agreement, dated April 23, 1999, between First Security and VOC	S-1/A	08/06/99	(1)	10.30
10.13	Form of Environmental Indemnity Agreement, dated April 23, 1999, between VERITAS and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between VERITAS and Fairchild Semiconductor of California	S-1/A	08/06/99	(1)	10.27
10.14	First Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated March 3, 2000, among VOC and the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America, N.A. (“Bank of America”), as successor to NationsBank	10-K	03/30/00		10.29

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.15	Second Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements, dated July 28, 2000, among VOC, VERITAS Software Global Corporation (“VSGC”), the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America	S-4/A	09/28/00	10.41
10.16	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated April 5, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America	10-Q	05/11/01	10.03
10.17	Fourth Amendment and Restatement of Certain Operative Agreements, dated September 26, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), and Bank of America	10-Q	11/14/01	10.01
10.18	Fifth Amendment and Restatement of Certain Operative Agreements, dated November 2, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.05
10.19	Sixth Amendment and Restatement of Certain Operative Agreements, dated September 24, 2002, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/02	10.02
10.20	Consent and Seventh Amendment Agreement, dated June 6, 2003, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	08/14/03	10.02
10.21	Participation Agreement, dated March 9, 2000, among VOC, First Security, various banks and other lending institutions, Bank of America, and various other parties (“Roseville Participation Agreement”)	10-K	03/30/00	10.33
10.22	Master Lease Agreement, dated March 9, 2000, between First Security and VOC	10-K	03/30/00	10.34
10.23	Trust Agreement, dated March 9, 2000, between First Security and various other parties	10-K	03/30/00	10.36
10.24	Credit Agreement, dated March 9, 2000, among First Security, the several lenders from time to time as parties thereto, and Bank of America	10-K	03/30/00	10.37
10.25	Security Agreement, dated March 9, 2000, between First Security and Bank of America, and accepted and agreed to by VOC	10-K	03/30/00	10.38

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.26	First Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements, dated July 28, 2000, among VOC, VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, First Security, and Bank of America	S-4/A	09/28/00	10.42
10.27	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated April 5, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, First Security, and Bank of America	10-Q	05/11/01	10.04
10.28	Third Amendment and Restatement of Certain Operative Agreements, dated September 26, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative Agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.02
10.29	Fourth Amendment and Restatement of Certain Operative Agreements, dated November 2, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.6
10.30	Fifth Amendment and Restatement of Certain Operative Agreements, dated September 24, 2002, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/02	10.01
10.31	Consent and Sixth Amendment Agreement, dated June 6, 2003, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	08/14/03	10.01
10.32	Lease Supplement No. 3, dated February 27, 2002, between Wells Fargo and VERITAS regarding Roseville, Minnesota facility	10-Q	05/14/02	10.01
10.33	Consent Letter Agreement regarding Roseville, Minnesota facility, dated March 1, 2002, among Bank of America, VERITAS, VSGC, VOC, VERITAS Software Technology Corporation, and VERITAS Software Technology Holding Corporation	10-Q	08/14/02	10.03
10.34	First Amendment to Credit Agreement and Other Intercreditor Agreements, dated March 1, 2002, among Bank of America, various banks and other lending institutions, and Wells Fargo, related to Roseville, Minnesota facility	10-Q	08/14/02	10.02

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.35	Participation Agreement, dated July 28, 2000, among VSGC, First Security, various banks and other lending institutions, ABN AMRO Bank N.V. (“ABN”), Credit Suisse First Boston (“CSFB”) and Credit Lyonnais Los Angeles Branch (“Credit Lyonnais”)(“Milpitas Participation Agreement”)	S-4/A	09/28/00	10.43
10.36	Credit Agreement, dated July 28, 2000, among First Security, several lenders, ABN, CSFB, and Credit Lyonnais	S-4/A	09/28/00	10.44
10.37	Trust Agreement, dated July 28, 2000, between First Security and various other parties	S-4/A	09/28/00	10.45
10.38	Security Agreement, dated July 28, 2000, between First Security and ABN, and accepted and agreed to by VSGC	S-4/A	09/28/00	10.46
10.39	Master Lease Agreement, dated July 28, 2000, between First Security and VSGC	S-4/A	09/28/00	10.47
10.40	VERITAS Participation Agreement First Amendment, dated September 27, 2001, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/01	10.3
10.41	VERITAS Participation Agreement Second Amendment, dated November 7, 2001, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/01	10.07
10.42	VERITAS Participation Agreement Third Amendment, dated January 16, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	08/14/02	10.01
10.43	VERITAS Fourth Amendment to Participation Agreement dated September 24, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/02	10.03
10.44	VERITAS Fifth Amendment to Participation Agreement and Lease, dated October 11, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/02	10.04
10.45	VERITAS Consent and Sixth Amendment Agreement to Participation Agreement, dated June 6, 2003, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	08/14/03	10.03

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	Date		Number	Herewith

10.46	Amended and Restated Credit Agreement, dated September 27, 2001, among VSGC, ABN, CSFB, Credit Lyonnais, and various other parties	10-Q	11/14/01		10.04
10.47	VERITAS Amended and Restated Credit Agreement First Amendment, dated November 7, 2001, among VSGC, ABN, CSFB, Credit Lyonnais, and various other parties	10-Q	11/14/01		10.08
10.48*	Employment Agreement, dated November 17, 2000, between VERITAS and Gary L. Bloom	10-K	03/29/01		10.47
10.49*	VERITAS Software Management Deferred Compensation Plan	10-K	03/29/01		10.50
10.50	Agreement on Bank Transactions, dated October 3, 2001, between VERITAS Software, KK and Fuji Bank	10-Q	05/14/02		10.02
10.51*	VERITAS 2002 Employee Stock Purchase Plan	S-8	05/28/02	(3)	4.01
10.52	VERITAS 2002 International Employee Stock Purchase Plan	S-8	05/28/02	(3)	4.02
10.53*	VERITAS 2002 Directors Stock Option Plan	S-8	05/28/02	(3)	4.03
10.54*	Employment Agreement, dated November 11, 2002, between VERITAS and Edwin Gillis	10-K	03/28/03		10.75
10.55*	VERITAS Amended and Restated 2003 Stock Incentive Plan	8-K	8/31/2004		10.01
10.56*	Letter Agreement, dated May 12, 2003, between VERITAS and Geoffrey Squire	10-Q	05/15/03		10.01
10.57*	Employment Agreement, dated February 13, 2004, between VERITAS and Arthur Matin	10-K	6/14/2004		10.58
10.58*	Change in Control Agreement, dated March 15, 2004, between VERITAS and Gary Bloom	10-K	6/14/2004		10.59
10.59*	Form of Change in Control Agreement between VERITAS and certain executive officers and schedule of executive officers party thereto	10-K	6/14/2004		10.60
10.60*	2004 VERITAS Executive Incentive Compensation Plan	10-K	6/14/2004		10.61
10.61*	2004 VERITAS Bonus Plan (VBP)	10-K	6/14/2004		10.62
10.62*	Form of Stock Option Agreement under the VERITAS 2003 Stock Incentive Plan	10-Q	11/05/2004		10.02
10.63*	Form of Stock Option Agreement for Executive Officers under the VERITAS 2003 Stock Incentive Plan	10-Q	11/05/2004		10.03
10.64*	Form of Restricted Stock Issuance Agreement under the VERITAS 2003 Stock Incentive Plan	10-Q	11/05/2004		10.04
10.65*	Form of RSU Award Agreement under the VERITAS 2003 Stock Incentive Plan	10-Q	11/05/2004		10.05

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.66*	Form of VERITAS Stock Option Agreement for Executive Officers under the VERITAS 2003 Stock Incentive Plan for grants made during the term of the Reorganization Agreement				X
12.01	Computation of Ratio of Earnings to Fixed Charges				X
21.01	Subsidiaries of the Registrant				X
23.01	Consent of Independent Registered Public Accounting Firm				X
24.01	Power of Attorney (see signature page to this Form 10-K)				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this document.

(1)	SEC File Number 333-83777

(2)	SEC File Number 333-89258

(3)	SEC File Number 333-89252

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 6th day of April, 2005.

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

Signature	Title	Date

/s/ Gary L. Bloom Gary L. Bloom	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 6, 2005

/s/ Edwin J. Gillis Edwin J. Gillis	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2005

/s/ Geoffrey W. Squire Geoffrey W. Squire	Vice-Chairman of the Board	April 6, 2005

/s/ Michael A. Brown Michael A. Brown	Director	April 6, 2005

/s/ Kurt J. Lauk Kurt J. Lauk	Director	April 6, 2005

/s/ William Pade William Pade	Director	April 6, 2005

/s/ David J. Roux David J. Roux	Director	April 6, 2005

Signature	Title	Date

/s/ Carolyn M. Ticknor Carolyn M. Ticknor	Director	April 6, 2005

/s/ V. Paul Unruh V. Paul Unruh	Director	April 6, 2005

FINANCIAL STATEMENTS
      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
VERITAS Software Corporation:
      We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and related schedule are the responsibility of the management of VERITAS Software Corporation. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VERITAS Software Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 10 to the consolidated financial statements, effective July 1, 2003, VERITAS Software Corporation and subsidiaries adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of VERITAS Software Corporation as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 6, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
April 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
VERITAS Software Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that VERITAS Software Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of VERITAS Software Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement will not be prevented or detected. The following deficiencies resulted in errors in accounting for software revenue recognition and have been identified and included in management’s assessment because, in the aggregate, they constitute a material weakness in internal control over financial reporting as of December 31, 2004:

•	Manual Order Entry Processes.

As of December 31, 2004, the Company did not maintain adequate review procedures requiring validation by qualified personnel of information included in manual customer orders for software products and services to ensure that this information was accurately entered into the order processing system and to ensure revenue recognition in accordance with generally accepted accounting principles.

      • Software Revenue Recognition Review.

As of December 31, 2004, the Company did not maintain adequate review procedures to ensure that multiple-element software arrangements and other related software revenue recognition requirements were accounted for in accordance with generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VERITAS Software Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated April 6, 2005, which expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.
      In our opinion, management’s assessment that VERITAS Software Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, VERITAS Software Corporation has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP
Mountain View, California
April 6, 2005

VERITAS SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$700,108	$823,171
Short-term investments	1,853,092	1,679,844
Accounts receivable, net of allowance for doubtful accounts of $4,698 and $7,807, respectively	393,897	250,098
Other current assets	103,917	60,254
Deferred income taxes	44,311	36,288

Total current assets	3,095,325	2,849,655
Property and equipment, net	585,243	572,977
Other intangibles, net	153,373	81,344
Goodwill, net	1,953,432	1,755,591
Other non-current assets	24,375	25,385
Deferred income taxes	76,811	63,514

	$5,888,559	$5,348,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,440	$38,289
Accrued compensation and benefits	152,443	124,655
Accrued acquisition and restructuring costs	18,203	25,051
Other accrued liabilities	102,118	77,718
Current portion of long-term debt	380,630	—
Income taxes payable	126,873	141,623
Deferred revenue	547,853	398,772

Total current liabilities	1,366,560	806,108
Convertible subordinated notes	520,000	520,000
Long-term debt	—	380,630
Accrued acquisition and restructuring costs	47,877	69,019
Other long-term liabilities	30,431	29,115

Total liabilities	1,964,868	1,804,872
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value:
2,000,000 shares authorized; 575,399 and 567,086 shares issued at December 31, 2004 and 2003; 424,381 and 429,092 shares outstanding at December 31, 2004 and 2003	424	429
Additional paid-in capital	4,875,420	4,923,524
Accumulated deficit	(966,665)	(1,378,076)
Deferred stock-based compensation	(29,346)	(8,455)
Accumulated other comprehensive income	43,858	6,172

	3,923,691	3,543,594

	$5,888,559	$5,348,466

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net revenue:
User license fees	$1,191,069	$1,092,731	$986,793
Services	850,805	654,356	519,205

Total net revenue	2,041,874	1,747,087	1,505,998
Cost of revenue:
User license fees	30,553	48,747	36,220
Services(1)	276,868	229,541	202,465
Amortization of developed technology	19,583	35,267	66,917

Total cost of revenue	327,004	313,555	305,602

Gross profit	1,714,870	1,433,532	1,200,396
Operating expenses:
Selling and marketing(1)	610,962	533,974	478,536
Research and development(1)	346,644	301,880	274,932
General and administrative(1)	194,454	156,044	143,065
Amortization of other intangibles	9,201	35,249	72,064
In-process research and development	11,900	19,400	—
Loss on disposal of assets	—	—	3,122
Restructuring costs (reversals), net	(9,648)	—	99,308

Total operating expenses	1,163,513	1,046,547	1,071,027

Income from operations	551,357	386,985	129,369
Interest and other income, net	52,846	43,613	41,735
Interest expense	(24,399)	(30,401)	(30,267)
Loss on extinguishment of debt	—	(4,714)	—
Gain (loss) on strategic investments	9,505	(3,518)	(11,799)

Income before income taxes and cumulative effect of change in accounting principle	589,309	391,965	129,038
Provision for income taxes	177,898	38,243	70,772

Income before cumulative effect of change in accounting principle	411,411	353,722	58,266
Cumulative effect of change in accounting principle, net of tax	—	(6,249)	—

Net income	$411,411	$347,473	$58,266

Income per share before cumulative effect of change in accounting principle:
Basic	$0.96	$0.84	$0.14

Diluted	$0.94	$0.81	$0.14

Cumulative effect of change in accounting principle:
Basic	$—	$(0.01)	$—

Diluted	$—	$(0.01)	$—

Net income per share:
Basic	$0.96	$0.83	$0.14

Diluted	$0.94	$0.80	$0.14

Number of shares used in computing per share amounts — basic	429,873	420,754	409,523

Number of shares used in computing per share amounts — diluted	438,966	434,446	418,959

(1) Amortization of stock-based compensation consists of:
Services	$610	$125	$—
Selling and marketing	5,942	479	—
Research and development	3,960	1,994	435
General and administrative	851	82	—

Total amortization of stock-based compensation	$11,363	$2,680	$435

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

						Accumulated
						Other
	Common Stock		Additional		Deferred	Comprehensive	Total
			Paid-In	Accumulated	Stock-Based	Income	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Equity

	(In thousands)
Balance at December 31, 2001	404,503	$405	$4,526,868	$(1,783,815)	$(869)	$(1,547)	$2,741,042
Components of comprehensive income:
Net income	—	—	—	58,266	—	—	58,266
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	11,489	11,489
Derivative financial instrument adjustments	—	—	—	—	—	(11,048)	(11,048)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(2,868)	(2,868)

Total comprehensive income							55,839
Exercise of stock options	6,086	7	55,403	—	—	—	55,410
Issuance of common stock under employee stock purchase plan	1,452	1	30,171	—	—	—	30,172
Tax benefits from stock plans	—	—	19,593	—	—	—	19,593
Amortization of stock-based compensation	—	—	—	—	435	—	435
Conversion of convertible subordinated notes	52	—	500	—	—	—	500

Balance at December 31, 2002	412,093	413	4,632,535	(1,725,549)	(434)	(3,974)	2,902,991
Components of comprehensive income:
Net income	—	—	—	347,473	—	—	347,473
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	9,705	9,705
Derivative financial instrument adjustments	—	—	—	—	—	3,266	3,266
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(2,825)	(2,825)

Total comprehensive income							357,619
Exercise of stock options	10,347	11	148,013	—	—	—	148,024
Issuance of common stock under employee stock purchase plan	2,057	2	30,917	—	—	—	30,919
Tax benefits from stock plans	—	—	38,265	—	—	—	38,265
Issuance of stock options in business acquisitions	—	—	100,815	—	(11,911)	—	88,904
Issuance of common stock in business acquisitions	7,342	7	210,572	—	—	—	210,579
Amortization of stock-based compensation	—	—	—	—	2,680	—	2,680
Cancellation of unvested stock options	—	—	(1,210)	—	1,210	—	—
Repurchase of common stock	(9,934)	(11)	(316,228)	—	—	—	(316,239)
Conversion of convertible subordinated notes	7,187	7	79,845	—	—	—	79,852

Balance at December 31, 2003	429,092	429	4,923,524	(1,378,076)	(8,455)	6,172	3,543,594
Components of comprehensive income:
Net income	—	—	—	411,411	—	—	411,411
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	44,487	44,487
Derivative financial instrument adjustments	—	—	—	—	—	6,052	6,052
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(12,853)	(12,853)

Total comprehensive income							449,097
Exercise of stock options	5,758	6	83,461	—	—	—	83,467
Issuance of common stock under employee stock purchase plan	2,521	2	38,869	—	—	—	38,871
Stock-based compensation for modification of stock options	—	—	4,279	—	—	—	4,279
Tax benefits from stock plans	—	—	45,507	—	—	—	45,507
Issuance of stock options in business acquisitions	—	—	19,563	—	(17,182)	—	2,381
Other equity transactions	—	—	(252)	—	—	—	(252)
Issuance of restricted stock units, net of tax withholdings	34	—	12,222	—	(12,568)	—	(346)
Amortization of stock-based compensation	—	—	—	—	7,084	—	7,084
Cancellation of unvested stock options	—	—	(1,775)	—	1,775	—	—
Repurchase of common stock	(13,024)	(13)	(249,978)	—	—	—	(249,991)

Balance at December 31, 2004	424,381	$424	$4,875,420	$(966,665)	$(29,346)	$43,858	$3,923,691

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$411,411	$347,473	$58,266
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	6,249	—
Depreciation and amortization	119,062	128,258	122,051
Amortization of developed technology	19,583	35,267	66,917
Amortization of other intangibles	9,201	35,249	72,064
In-process research and development	11,900	19,400	—
Provision for (recovery of) allowance for doubtful accounts	(1,985)	(1,348)	6,232
Stock-based compensation	11,363	2,680	435
Tax benefits from stock plans	45,507	38,265	19,593
Loss on extinguishment of debt	—	4,714	—
(Gain) loss on strategic investments	(9,505)	3,518	11,799
Loss on sale and disposal of assets	—	—	7,930
Deferred and other income taxes	1,860	(58,945)	(19,926)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(124,300)	(62,344)	4,784
Other assets	(39,519)	37,166	(5,320)
Accounts payable	(991)	(3,154)	3,132
Accrued compensation and benefits	23,325	16,496	8,002
Accrued acquisition and restructuring costs	(36,892)	(31,662)	98,012
Other accrued liabilities	19,245	(31,380)	40,294
Income and other taxes payable	(3,831)	17,179	59,834
Deferred revenue	128,724	124,916	35,328

Net cash provided by operating activities	584,158	627,997	589,427
Cash flows from investing activities:
Purchases of investments	(3,846,285)	(1,789,371)	(1,770,353)
Sales and maturities of investments	3,671,861	1,701,733	1,448,642
Purchases of property and equipment	(117,739)	(81,184)	(108,200)
Purchases of businesses and technologies, net of cash acquired	(324,890)	(400,234)	(12,973)

Net cash used for investing activities	(617,053)	(569,056)	(442,884)
Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	(170)	508,200	—
Redemption of convertible subordinated notes	—	(391,671)	—
Repurchase of common stock, net	(249,991)	(316,239)	—
Proceeds from issuance of common stock	122,338	178,943	85,582

Net cash (used for) provided by financing activities	(127,823)	(20,767)	85,582
Effect of exchange rate changes	37,655	20,935	442

Net increase (decrease) in cash and cash equivalents	(123,063)	59,109	232,567
Cash and cash equivalents at beginning of year	823,171	764,062	531,495

Cash and cash equivalents at end of year	$700,108	$823,171	$764,062

Supplemental disclosures:
Cash paid for interest	$17,733	$14,709	$11,984

Cash paid for income taxes	$132,073	$27,906	$15,112

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisitions	$19,563	$311,394	$—

Issuance of common stock for conversion of notes	$—	$79,852	$500

Note payable assumed on purchase of technology	$—	$—	$5,000

Increase in property and equipment upon adoption of FIN 46	$—	$366,849	$—

Increase in long-term debt upon adoption of FIN 46	$—	$380,630	$—

See accompanying notes to consolidated financial statements.

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies
      VERITAS Software Corporation (the “Company”), a Delaware corporation, is a leading independent supplier of storage and infrastructure software products and services. The Company’s software products operate across a variety of computing environments, from personal computers (“PCs”) and workgroup servers to enterprise servers and networking platforms in corporate data centers to protect, archive and recover business-critical data, provide high levels of application availability, enhance and tune system and application performance to define and meet service levels and enable recovery from disasters. The Company’s solutions enable businesses to reduce costs by efficiently and effectively managing their information technology (“IT”) infrastructure as they seek to maximize value from their IT investments. The Company offers software products focused on three areas: Data Protection, Storage Management and Utility Computing Infrastructure. The Company also provides a full range of services to assist customers in assessing, architecting, implementing, supporting and maintaining their storage and infrastructure software solutions. The Company sells and markets its products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers, distributors, systems integrators and original equipment manufacturers. The Company’s customers include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries.

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

Reclassifications
      Certain amounts reported in the previous years have been reclassified to conform to the 2004 presentation.

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
      As of December 31, 2004 and 2003, the Company classified its short-term investments as available-for-sale, and all short-term investments consisted of securities with original maturities in excess of 90 days. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, net of tax, on the Company’s consolidated balance sheets. The amortization of premiums and discounts on the

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investments and realized gains and losses, determined by specific identification based on the trade date of the transaction, are included in interest and other income, net, in the Company’s consolidated statements of operations.

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

c) convertible subordinated notes are recorded at their accreted values, which approximate the cash outlay that is due upon the note settlements which approximates the fair value of $510 million; and

d) long-term debt is recorded at the termination values of the debt agreements which approximates fair value.

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

Goodwill and Other Intangibles
      Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other intangibles include developed technology, customer base, license agreements, trademarks and other intangibles acquired and convertible subordinated note issuance costs. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company no longer amortizes goodwill, but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Identifiable intangibles that are subject to amortization are amortized over a one to five year period using the straight-line method. Convertible subordinated note issuance costs are amortized over the applicable term of the obligation.

Strategic Investments
      The Company holds investments in capital stock in privately-held companies. These strategic investments do not represent a greater than 20% voting interest in any investee and the Company does not have the ability

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to significantly influence any investee’s operating and financial policies. The investments are accounted for on a cost basis and are included in other non-current assets.
      Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the fair value of the investment that is other-than-temporary.

Derivative Financial Instruments
      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the period of change in their fair value.
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

Revenue Recognition
      In October 1997, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, which has been amended by SOP No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions. SOP No. 97-2, as amended by SOP No. 98-4, was effective for revenue recognized under software license and services arrangements beginning January 1, 1998. SOP No. 98-9 amended SOP No. 97-2 and requires recognition of revenue using the “residual method” when certain criteria are met.
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

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition Criteria
      The Company defines revenue recognition criteria as follows:

•	Persuasive Evidence of an Arrangement Exists. It is the Company’s customary practice to have a written contract, signed by both the customer and the Company, or a purchase order prior to recognizing revenue on an arrangement.

•	Delivery has Occurred. The Company’s software may be physically delivered to its customers with standard transfer terms of FOB shipping point. Software may also be delivered electronically, through an FTP download or by installation at the customer site. The Company considers delivery complete when the software products have been shipped and the customer has access to license keys. If an arrangement includes an acceptance provision, the Company generally defers the revenue and

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizes it upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

•	The Vendor’s Fee is Fixed or Determinable. The Company’s customary payment terms are generally within 30 days after the invoice date. Arrangements with payment terms extending beyond 90 days are not considered to be fixed or determinable, in which case revenue is recognized as the fees become due and payable.

•	Collection is Probable. Probability of collection is assessed on a customer-by-customer basis. The Company typically sells to customers with whom the Company has a history of successful collections. New customers are subjected to a credit review process to evaluate the customers’ financial position and ability to pay. If it is determined at the outset of an arrangement that collection is not probable, revenue is recognized upon receipt of payment.

Indirect Channel Sales
      The Company generally recognizes revenue from licensing of software products through its indirect sales channel upon sell-through or with evidence of an end-user. For certain types of customers, such as distributors, the Company recognizes revenue upon receipt of a point of sales report, which is its evidence that the products have been sold through to an end-user. For resellers, the Company recognizes revenue when it obtains evidence that an end-user exists, which is usually when the software is delivered. For licensing of the Company’s software to original equipment manufacturers (“OEMs”), royalty revenue is recognized when the OEM reports the sale of the software products to an end-user customer, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. The Company recognizes revenue from OEM support royalties and fees ratably over the term of the support agreement.

Transactions with Suppliers
      Some of the Company’s customers are also its suppliers. Occasionally, in the normal course of business, the Company purchases goods or services for its operations from these suppliers at or about the same time the Company licenses its software to them. The Company also has multi-year agreements under which it receives sub-licensing royalty payments from OEMs from whom it may also purchase goods or services. The Company identifies and reviews significant transactions to confirm that they are separately negotiated at terms the Company considers to be arm’s length. In cases where the transactions are not separately negotiated, the Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force Issue (“EITF”) No. 01-02, Interpretations of APB Opinion 29. If the fair values are reasonably determinable, revenue is recorded at the fair values of the products delivered or products or services received, whichever is more readily determinable. If the Company cannot determine fair value of either of the goods or services involved within reasonable limits, it records the transaction on a net basis. License revenue associated with software licenses entered into with our suppliers at or about the same time that the Company purchases goods or services from them is not material to the Company’s consolidated financial statements.

Product Returns and Exchanges
      The Company’s license arrangements do not typically provide customers a contractual right of return. Some of the Company’s sales programs allow customers limited product exchange rights. The Company estimates potential future product returns and exchanges and reduces current period product revenue in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company’s estimate is based on its analysis of historical returns and exchanges. Actual returns may vary from estimates if the

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company experiences a change in actual sales, returns or exchange patterns due to unanticipated changes in products, competitive or economic conditions.

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

Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities, trade receivables and financial instruments used in hedging activities. The Company primarily invests its excess cash in commercial paper rated A-1/P-1, corporate notes, government securities (taxable and non-taxable), asset-backed securities, auction market securities with approved financial institutions and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses on trade receivables based on various factors, including changes in customers’ ability to pay due to bankruptcy, cash flow issues or other changes in the customer’s financial condition, significant payment delays and other economic conditions. Such losses have been within management’s expectations. The counterparties to the agreements relating to the Company’s financial instruments used in hedging activities consist of major, multinational, high credit quality, financial institutions. The amounts potentially subject to credit risk arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. The Company does not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentrations of credit risk.

Net Income Per Share
      Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options, restricted stock units and common shares issuable assuming conversion of the convertible subordinated notes using the treasury stock method, if dilutive.

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation
      The Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. Since the exercise price of options granted under the Company’s stock option plans is equal to the market value on the date of grant, no compensation cost has been recognized for grants under such plans. In accordance with APB Opinion No. 25, the Company does not recognize compensation cost related to its employee stock purchase plan. The Company recognizes stock-based compensation expense in connection with stock options assumed in acquisitions and its grants of restricted stock units over the applicable service period which is generally equal to the vesting period. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123, Accounting for Stock-Based Compensation:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net income (loss):
As reported	$411,411	$347,473	$58,266
Add:
Stock-based compensation expense included in net income, net of tax	7,841	1,769	287
Less:
Stock-based compensation expense determined under the fair value based method for all awards, net of tax	(250,758)	(306,194)	(294,818)

Pro forma	$168,494	$43,048	$(236,265)

Basic income (loss) per share:
As reported	$0.96	$0.83	$0.14

Pro forma	$0.39	$0.10	$(0.58)

Diluted income (loss) per share:
As reported	$0.94	$0.80	$0.14

Pro forma	$0.38	$0.10	$(0.58)

      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	2.88%	2.71%	3.82%
Dividend yield	0%	0%	0%
Weighted average expected life	4.0 years	4.5 years	5.0 years
Volatility of common stock	55%	84%	90%

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The fair value of the employees’ purchase rights under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	1.00-2.51%	1.06-1.87%	1.62-3.02%
Dividend yield	0%	0%	0%
Weighted average expected life	6 to 24 months	6 to 24 months	6 to 24 months
Volatility of common stock	70%	90%	90%
      In 2004, the Company granted 503,250 restricted stock units to certain employees resulting in deferred stock-based compensation of $12.6 million and recorded $2.2 million of associated stock-based compensation expense for the year ended December 31, 2004. The compensation expense related to the restricted stock units is charged to the statement of operations over the vesting period, which is 3 to 4 years. As a result of the Company’s restatement of its financial statements for 2002 and 2001 and the delay in filing its Form 10-K for the year ended December 31, 2003, the Company suspended option-holders’ ability to use the Company’s registration statements for its stock option plans (the “Plans”). As a result, option-holders were unable to exercise options under the Plans until such time as the Company filed its Form 10-K for the year ended December 31, 2003 and lifted the suspension on the use of the registration statements. Pursuant to the terms of the Plans, options held by certain former employees of the Company were scheduled to expire during the suspension period. On March 15, 2004, the Company extended the expiration date of such options for a period of 15 days from the date of filing the Form 10-K, which was considered a modification of such options. For the year ended December 31, 2004, $4.3 million was expensed in the statement of operations as a result of this modification.

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

Impairment of Goodwill
      The Company reviews its goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that the Company perform the goodwill impairment test annually or when a change in

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facts and circumstances indicate that the fair value of the reporting unit may be below its carrying amount. The Company completed this test in the fourth quarter of 2004, 2003 and 2002 and no impairment loss was recognized upon completion of the tests.

Impairment of Long-Lived Assets
      The Company reviews its long-lived assets, including property and equipment and intangible assets with estimable useful lives, for impairment whenever an event or change in facts and circumstances indicates that their carrying amount may not be recoverable. The Company assesses impairment of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines recoverability of the asset group by comparing the carrying amount of the asset group to the net future undiscounted cash flows that the asset group is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset group. No impairment was recognized in 2004 and 2003. During 2002, certain long-lived assets were impaired in connection with the Company’s restructuring plan as discussed in Note 8.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expense was approximately $36.2 million for the year ended December 31, 2004, $38.8 million for the year ended December 31, 2003 and $34.9 million for the year ended December 31, 2002.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Public companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The Statement is effective for the Company’s interim reporting period beginning July 1, 2005 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. The cumulative effect of initially applying this Statement is recognized as of the effective date. After the effective date, compensation cost will be recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the effective date, the Company can elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. See Accounting for Stock-Based Compensation above for the pro forma net income (loss) and per share amounts for the years ended December 31, 2004, 2003 and 2002 as if the Company had used a fair value-based method similar to the requirements of SFAS No. 123R to measure stock-based compensation expense. The Company is currently quantifying the impact this Statement will have on its financial position and results of operations. The Company does not believe the adoption of SFAS No. 123R will have a material effect on its cash flows.
      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. FAS 109-1 requires that tax deductions on qualified production activities related to the American Jobs Creation Act of 2004 (the “Act”) be accounted for as a special deduction under SFAS No. 109. The provisions of FSP No. FAS 109-1 are effective for the Company’s fiscal year ended December 31, 2004. The adoption of FSP No. FAS 109-1 did not have a material impact in 2004 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows in future periods. FSP No. FAS 109-2 permits an enterprise to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 beyond its financial reporting period. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company has elected to apply this provision to qualifying earnings repatriations in the year ending December 31, 2005. The Company is currently evaluating the impact FSP No. FAS 109-2 will have on its financial position, results of operations and cash flows.
      In September 2004, the EITF reached a consensus on EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or upon the occurrence of another contingency. The Company adopted EITF No. 04-8 in December 2004 and the adoption did not have a material effect on its diluted per share calculation.
      In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements are effective for the Company’s annual periods ended December 31, 2004 and 2003. The Company will evaluate the impact of EITF No. 03-1 once final guidance is issued.
      In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. The Company had three build-to-suit operating leases, commonly referred to as synthetic leases. Each synthetic lease was owned by a trust that did not have any voting rights, employees, financing activity other than the lease with the Company, ability to absorb losses or right to participate in gains realized on the sale of the related property. The Company determined that the trusts under the leasing structures qualified as variable interest entities for purposes of FIN 46. Consequently, the Company was considered the primary beneficiary and consolidated the trusts into its financial statements beginning July 1, 2003. As a result of consolidating

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these entities in the third quarter of 2003, the Company reported a cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, with a charge of $6.2 million which equals the amount of depreciation expense that would have been recorded had these trusts been consolidated from the date the properties were available for occupancy, net of tax, In addition, on July 1, 2003, the Company recorded property and equipment, net of accumulated depreciation, equal to $366.8 million, long-term debt in the amount of $369.2 million and non-controlling interest of $11.4 million for a total of $380.6 million of long-term debt on the balance sheet. Depreciation expense related to these properties is approximately $1.6 million per quarter and $4.2 million per quarter of rent expense previously classified as cost of revenue and operating expenses has been classified as interest expense in the statements of operations beginning July 1, 2003.

Note 2.	Merger of VERITAS with Symantec Corporation
      On December 16, 2004, VERITAS and Symantec Corporation announced that the companies had entered into a definitive agreement (the “Agreement”) to merge in an all-stock transaction. Under the agreement, which has been unanimously approved by both boards of directors, all of the Company’s stock will be converted into Symantec stock at a fixed exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock. Upon closing, Symantec stockholders will own approximately 60 percent and VERITAS stockholders will own approximately 40 percent of the combined company. Completion of the merger is subject to customary closing conditions that include receipt of required approvals from the stockholders of the Company and Symantec and receipt of required regulatory approvals. The transaction, which is expected to close in the second calendar quarter of 2005, may not be completed if any of the conditions are not satisfied.
      Under terms specified in the merger agreement, VERITAS or Symantec may terminate the agreement, and as a result either VERITAS or Symantec may be required to pay a $440 million termination fee to the other party in certain circumstances.

Note 3.	Business Combinations

KVault Software Limited
      On September 20, 2004, the Company acquired all of the outstanding capital stock of KVault Software Limited (“KVS”), a provider of e-mail archiving products. The Company acquired KVS to extend its storage software market to include products to store, manage, backup and archive corporate e-mail and data. The KVS acquisition included total purchase consideration of $249.2 million which included $224.1 million of cash, $19.6 million relating to the assumption of KVS’ outstanding unvested stock options for 1.2 million shares of the Company’s common stock and $5.5 million of acquisition-related costs. As a result of the acquisition, the Company recorded deferred stock-based compensation of $17.2 million, which will be amortized over the remaining vesting period for the stock options assumed. The fair value of the Company’s stock options assumed was determined using the Black-Scholes option pricing model and the following assumptions: estimated expected life of 4 years, risk-free interest rate of 3.08%, expected volatility of 62% and no expected dividend yield. Upon assumption by the Company of the outstanding KVS options, each KVS option became exercisable for 0.0886 shares of the Company’s common stock.

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total estimated purchase price was allocated to KVS’ net tangible and intangible assets based upon their estimated fair values as of the date of the completion of the acquisition. The following represents the allocation of the aggregate purchase price to the acquired net assets of KVS:

(in thousands)
Cash, cash equivalents and short-term investments	$2,565
Other current assets	12,644
Long-term assets	1,434
Current liabilities	(15,492)
Goodwill	144,372
Developed technology	54,300
Customer base	18,140
Other intangible assets	2,600
Deferred stock-based compensation	17,182
In-process research and development	11,500

Total	$249,245

      The Company does not expect future adjustments to the purchase price or purchase price allocation to be material. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is not amortized, which is consistent with the guidance in SFAS No. 142. Developed technology, customer base and other intangible assets are being amortized over their estimated useful lives of five years. The weighted average amortization period for all purchased intangible assets is five years.
      In connection with the acquisition of KVS, the Company allocated $11.5 million of the purchase price to in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount has been expensed in the consolidated statements of operations for the year ended December 31, 2004.
      In order to value purchased in-process research and development (“IPR&D”), a research project for which technological feasibility had not been established was identified. The value of this project was determined by estimating the expected cash flows from the project and discounting the net cash flows back to their present value, using an appropriate discount rate.
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

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Acquisition-related costs of $5.5 million consist of $2.2 million associated with legal and other professional fees, $2.1 million for terminating and satisfying existing lease commitments, $0.1 million of severance related costs and $1.1 million of government taxes associated with the acquisition. Costs associated with terminating and satisfying existing lease commitments will be paid over the remaining lease terms ending in 2006 through 2015 or over a shorter period as the Company may negotiate with its lessors. The Company expects the majority of costs will be paid by the year ending December 31, 2008. Total cash outlays for acquisition-related costs were approximately $3.2 million for legal and other professional fees through December 31, 2004.
      The results of operations of KVS are included in the Company’s consolidated financial statements from September 21, 2004. The pro forma results of operations disclosed below give effect to the acquisition of KVS as if the acquisition was consummated on January 1, 2003.

Invio Software, Inc.
      On July 14, 2004, the Company acquired all of the outstanding capital stock of Invio Software, Inc. (“Invio”), a privately held supplier of information technology (“IT”) process automation technology. The Company acquired Invio to extend the capability of software products that enable utility computing by offering customers a tool for standardizing and automating IT service delivery in key areas such as storage provisioning, server provisioning and data protection. The Invio acquisition included purchase consideration of approximately $35.4 million which included $34.9 million in cash and $0.5 million of acquisition-related costs. The purchase price was allocated to goodwill of $22.8 million, developed technology of $7.7 million, net deferred tax assets of $4.6 million and net tangible assets of $0.3 million. The amortization period for the developed technology is 4.0 years. Acquisition-related costs consist of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $0.5 million through December 31, 2004. The results of operations of Invio were included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact of the acquisition on the Company’s results of operations is not significant.

Ejasent, Inc.
      On January 20, 2004, the Company acquired all of the outstanding capital stock of Ejasent, Inc. (“Ejasent”), a privately held provider of application virtualization technology for utility computing. The Company acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application, to the Company’s growing utility computing portfolio. The Ejasent acquisition included purchase consideration of $61.2 million, with $47.8 million in cash and $13.4 million of acquisition-related costs. The purchase price was allocated to goodwill of $33.0 million, developed technology of $10.2 million, other intangibles of $1.9 million, IPR&D of $0.4 million, net deferred tax assets of $15.9 million and net tangible liabilities of $0.2 million. The weighted average amortization period for all purchased intangible assets is 4.4 years. Acquisition-related costs

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consist of $11.2 million of change in control bonuses and direct transaction costs of $2.2 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $13.4 million through December 31, 2004. The results of operations of Ejasent were included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact of the acquisition on the Company’s results of operations is not significant.

Precise Software Solutions Ltd.
      On June 30, 2003, the Company acquired all of the outstanding common stock of Precise Software Solutions Ltd. (“Precise”), a provider of application performance management products. The Company acquired Precise in order to expand its product and service offerings across storage, databases and application management. The Precise acquisition included purchase consideration of $714.6 million, with 7.3 million shares of common stock valued at $210.6 million, $397.8 million of cash, $94.0 million relating to the assumption of Precise’s outstanding vested and unvested stock options for 4.4 million shares of the Company’s common stock and $12.2 million of acquisition-related costs. The purchase price was allocated to goodwill of $500.8 million, which is net of fiscal 2004 tax and other adjustments of $8.9 million, developed technology of $27.6 million, other intangibles of $34.3 million, IPR&D of $15.3 million, net deferred tax liabilities of $13.0 million, deferred stock-based compensation of $7.3 million and net tangible assets of $142.3 million. The weighted average amortization period for all purchased intangible assets is 3.7 years. The acquired IPR&D of $15.3 million was written off and the related charge was expensed in the statement of operations in the second quarter of 2003. Acquisition-related costs of $12.2 million consist of $8.9 million associated with investment banking, legal and other professional fees, $2.9 million for terminating and satisfying existing lease commitments and $0.4 million for severance-related costs. Total cash outlays for acquisition-related costs were approximately $8.8 million for investment banking, legal and other professional fees, $0.4 million for severance and $0.9 million for leases through December 31, 2004.
      The results of operations of Precise are included in the Company’s consolidated financial statements from July 1, 2003. The pro forma results of operations disclosed below give effect to the acquisition of Precise as if the acquisition was consummated on January 1, 2002.

Jareva Technologies, Inc.
      On January 27, 2003, the Company acquired all of the outstanding capital stock of Jareva Technologies, Inc. (“Jareva”), a privately held provider of automated server provisioning products that enable businesses to automatically deploy additional servers without manual intervention. The Company acquired Jareva to integrate Jareva’s technology into the Company’s software products to enable the Company’s customers to optimize their investments in server hardware by deploying new server resources on demand. The Jareva acquisition included total purchase consideration of $68.7 million, with $58.7 million of cash, $6.8 million relating to the assumption of options exercisable for 426,766 shares of the Company’s common stock and $3.2 million of acquisition-related costs. The purchase price was allocated to goodwill of $47.6 million, which is net of fiscal 2004 tax adjustments of $3.7 million, developed technology of $9.1 million, other intangibles of $1.9 million, IPR&D of $4.1 million, net deferred tax liabilities of $2.5 million, deferred stock-based compensation of $4.6 million and net tangible assets of $3.9 million. The weighted average amortization period for all purchased intangible assets is 3.3 years. The acquired IPR&D of $4.1 million was written off and the related charge was expensed in the statement of operations in the first quarter of 2003. Acquisition-related costs of $3.2 million consist of $2.7 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs, and direct transaction costs of $0.5 million for legal and other professional fees. Total cash outlays for acquisition-related costs were $2.4 million through December 31, 2004. The results of operations of Jareva are included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact on the Company’s results of operations is not significant.

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations
      The results of operations of KVS and Precise are included in the Company’s consolidated financial statements from the dates of acquisition. The following table presents pro forma results of operations and gives effect to the acquisition of KVS as if the acquisition was consummated at the beginning of 2004 and 2003 and Precise as if the acquisition was consummated at the beginning of each period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisitions been made as of the beginning of the period or of the results that may occur in the future. Net income excludes the write-off of acquired IPR&D of $11.5 million for KVS and $15.3 million for Precise and includes amortization of intangible assets per quarter of $3.7 million for KVS and $4.7 million for Precise. Net income also includes amortization of deferred compensation per quarter of $2.0 million for KVS and $0.5 million for Precise. The unaudited pro forma information is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Total net revenue	$2,067,155	$1,801,146	$1,581,998
Income before cumulative effect of change in accounting principle	$386,421	$309,516	$44,932
Net income	$386,421	$303,267	$44,932
Net income per share — basic	$0.90	$0.72	$0.11
Net income per share — diluted	$0.88	$0.69	$0.10

Note 4.	Cash, Cash Equivalents and Short-Term Investments
      The Company’s cash, cash equivalents and short-term investments consisted of the following at December 31, 2004 and 2003:

	December 31, 2004

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$112,985	$—	$—	$112,985
Money market funds	554,763	—	—	554,763
Commercial paper	9,376	—	—	9,376
Government securities	22,984	—	—	22,984

Cash and cash equivalents	$700,108	$—	$—	$700,108

Short-term investments:
Auction market securities	$125,050	$—	$—	$125,050
Asset-backed securities	237,936	38	(1,462)	236,512
Government securities	606,173	323	(4,470)	602,026
Common stock	2,009	—	—	2,009
Corporate notes	894,279	258	(7,042)	887,495

Short-term investments	$1,865,447	$619	$(12,974)	$1,853,092

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$262,929	$—	$—	$262,929
Money market funds	493,334	—	—	493,334
Commercial paper	64,660	—	—	64,660
Government securities	2,248	—	—	2,248

Cash and cash equivalents	$823,171	$—	$—	$823,171

Short-term investments:
Auction market securities	$282,800	$—	$—	$282,800
Asset-backed securities	62,613	—	(930)	61,683
Government securities	489,654	554	(926)	489,282
Corporate notes	843,519	3,744	(1,184)	846,079

Short-term investments	$1,678,586	$4,298	$(3,040)	$1,679,844

      In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Asset-backed securities	$183,417	$(916)	$13,734	$(546)	$197,151	$(1,462)
Corporate notes	641,349	(5,883)	89,232	(1,159)	730,581	(7,042)
Government securities	448,566	(4,219)	58,749	(251)	507,315	(4,470)

Total	$1,273,332	$(11,018)	$161,715	$(1,956)	$1,435,047	$(12,974)

      Fair values were determined for each individual security in the investment portfolio. As of December 31, 2004 and 2003, the declines in value of the Company’s investments are primarily related to changes in interest rates and are considered to be temporary in nature.
      Realized gains (losses) are included in interest and other income, net in the consolidated statements of operations. The following table sets forth the components of the Company’s interest and other income, net:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Interest income	$50,894	$43,050	$50,338
Dividend income	1,499	165	576
Gains on sale of investments	21	4,161	2,145
Other miscellaneous income (expenses)	432	(3,763)	(11,324)

Total interest and other income, net	$52,846	$43,613	$41,735

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2002, other miscellaneous expenses include a $6.1 million charge in connection with the settlement of a litigation matter.
      The amortized cost and estimated fair value of the Company’s cash, cash equivalents and short-term investments, as of December 31, 2004, shown by contractual maturity date, are included in the following table:

	December 31, 2004

		Estimated
	Amortized Cost	Fair Value

	(In thousands)
Due in less than one year	$1,424,681	$1,422,164
Due between one and five years	1,140,874	1,131,036

Total	$2,565,555	$2,553,200

Note 5.	Property and Equipment
      Property and equipment is stated at cost and consists of the following:

	December 31,

	2004	2003

	(In thousands)
Buildings	$375,364	$375,322
Computer equipment	460,840	372,860
Furniture and equipment	104,447	93,815
Leasehold improvements	98,452	91,383
Construction in process	35,251	17,057

	1,074,354	950,437
Less — accumulated depreciation and amortization	(489,111)	(377,460)

Property and equipment, net	$585,243	$572,977

      Depreciation and amortization of property and equipment was approximately $111.1 million for the year ended December 31, 2004, $114.0 million for the year ended December 31, 2003 and $103.1 million for the year ended December 31, 2002.

Note 6.	Goodwill and Other Intangible Assets
      On January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce:

Balance at December 31, 2002	$1,193,289
Goodwill acquired	563,719
Adjustments for prior acquisitions	(1,417)

Balance at December 31, 2003	1,755,591
Goodwill acquired	200,188
Adjustments for prior acquisitions	(14,137)
Impact of exchange rates	11,790

Balance at December 31, 2004	$1,953,432

      During 2004, goodwill increased $200.2 million due to the acquisitions of KVS, Invio and Ejasent in the amounts of $144.4 million, $22.8 million and $33.0 million, respectively, offset by tax adjustments of $12.8 million for prior acquisitions, and the reduction in goodwill associated with the divestiture of a portion of a prior year acquisition in the amount of $0.8 million. During 2003, goodwill increased $563.7 million due to the acquisitions of Precise, Jareva and other acquisitions in the amounts of $509.7 million, $51.3 million and $2.7 million, respectively offset by tax adjustments of $1.4 million for prior acquisitions.
      The following tables set forth the carrying amount of other intangible assets that will continue to be amortized, including the impact of exchange rates:

	December 31, 2004

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$365,568	$258,250	$107,318
Distribution channels	234,800	234,800	—
Trademarks	29,433	26,214	3,219
Other intangible assets	80,153	44,037	36,116

Intangibles related to acquisitions	709,954	563,301	146,653
Convertible subordinated notes issuance costs	12,595	5,875	6,720

Total other intangibles	$722,549	$569,176	$153,373

	December 31, 2003

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$287,949	$237,043	$50,906
Distribution channels	234,800	234,800	—
Trademarks	26,650	24,925	1,725
Other intangible assets	51,734	33,714	18,020

Intangibles related to acquisitions	601,133	530,482	70,651
Convertible subordinated notes issuance costs	12,401	1,708	10,693

Total other intangibles	$613,534	$532,190	$81,344

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total amortization expense related to developed technology and other intangible assets is set forth in the table below:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Developed technology	$21,093	$36,778	$67,232
Distribution channels	—	24,458	58,700
Trademarks	1,284	3,112	6,089
Other intangible assets	10,200	8,102	7,600

Total amortization expense	$32,577	$72,450	$139,621

      For the years ended December 31, 2004, 2003 and 2002, total amortization expense for intangible assets includes $3.8 million, $1.9 million and $0.6 million, respectively, that was included in user license fees cost of revenue.
      The total expected future annual amortization of intangible assets related to acquisitions is set forth in the table below:

Future
Amortization

(In thousands)
2005	$43,850
2006	41,781
2007	29,944
2008	18,976
2009	12,102

Total	$146,653

      For the years ended December 31, 2004, 2003 and 2002, the amortization of the convertible subordinated notes issuance costs of $4.2 million, $2.7 million and $1.9 million, respectively, was included in interest expense. The expected future annual amortization of the convertible subordinated notes issuance costs is $4.2 million for 2005 and $2.5 million for 2006.

Note 7.	Strategic Investments
      The Company holds investments in capital stock of several privately-held companies. The total carrying amount of these strategic investments was $2.7 million at December 31, 2004 and $5.4 million at December 31, 2003. These strategic investments are included in other non-current assets. In 2004, the Company realized a gain of $9.5 million related to two strategic investments. The Company recorded impairment losses on strategic investments of $3.5 million in 2003 and $14.8 million in 2002, partially offset by a gain on disposal of a strategic investment of $3.0 million in 2002. The losses realized represent other-than-temporary declines in the fair value of the investments and were determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition, among other factors.

Note 8.	Accrued Acquisition and Restructuring Costs
      In the fourth quarter of 2002, the Company’s board of directors approved a facility restructuring plan to exit and consolidate certain of the Company’s facilities located in 17 metropolitan areas worldwide. The

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facility restructuring plan was adopted to address overcapacity in its facilities as a result of lower than planned headcount growth in these metropolitan areas. In connection with this facility restructuring plan, the Company recorded a net restructuring charge (the “2002 Facility Accrual”) to operating expenses of $96.1 million in the fourth quarter of 2002. The 2002 Facility Accrual was originally comprised of (i) $86.9 million associated with terminating and satisfying remaining lease commitments, partially offset by sublease income net of related sublease costs and (ii) write-offs of $9.2 million for net assets.
      In 2002, the Company also recorded incremental restructuring costs of $3.2 million related to restructuring initiated in 1999, resulting in total restructuring costs of $99.3 million for the year ended December 31, 2002. As of December 31, 2002, accrued acquisition and restructuring costs consisted of the 2002 Facility Accrual, the remaining acquisition costs to be paid in connection with prior period acquisitions, including facility related costs, and the remaining restructuring costs to be paid for other restructuring plans.
      In the third quarter of 2004, the Company acquired KVS and, as a result, reversed $9.6 million of the 2002 Facility Accrual related to previously restructured facilities to be occupied by KVS personnel. In addition, cash outlays of $14.9 million and the impact of foreign exchange rates of $1.1 million were recognized in 2004. As of December 31, 2004, the remaining balance of the 2002 Facility Accrual was $52.4 million. Restructuring costs will be paid over the remaining lease terms, ending at various dates through 2022, or over a shorter period as the Company may negotiate with its lessors. The majority of costs are expected to be paid by the year ending December 31, 2010.
      The Company is in the process of seeking suitable subtenants for these facilities. The estimates related to the 2002 Facility Accrual may vary significantly depending, in part, on factors that are beyond the Company’s control, including the commercial real estate market in the applicable metropolitan areas, its ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Adjustments to the 2002 Facility Accrual will be made if actual lease exit costs or sublease income differ materially from amounts currently expected. Because a portion of the 2002 Facility Accrual relates to international locations, the accrual will be affected by exchange rate fluctuations.
      As of December 31, 2004, accrued acquisition and restructuring costs consisted of the 2002 Facility Accrual discussed above, acquisition-related costs discussed in Note 3 and other accrued acquisition and restructuring charges incurred from 1999 through 2004, net of cash payments made.

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of accrued acquisition and restructuring costs and movements within these components through December 31, 2004 were as follows:

	Direct	Involuntary
	Transaction	Termination	Facility	Net Asset
	Costs	Benefits	Related Costs	Write-offs	Total

	(In millions)
Balance at December 31, 2002	$1.0	$—	$97.7	$11.4	$110.1
Additions	9.5	0.4	6.1	—	16.0
Cash payments	(9.9)	(0.4)	(16.3)	—	(26.6)
Asset write-offs	—	—	—	(8.9)	(8.9)
Adjustment	—	—	0.8	(0.8)	—
Impact of exchange rates	—	—	3.1	0.4	3.5

Balance at December 31, 2003	0.6	—	91.4	2.1	94.1
Additions	6.0	11.3	2.1	—	19.4
Cash payments	(6.0)	(11.2)	(19.8)	—	(37.0)
Asset write-offs	—	—	—	(2.1)	(2.1)
Restructuring reversal, net	—	—	(9.6)	—	(9.6)
Adjustments	(0.2)	—	(0.4)	—	(0.6)
Impact of exchange rates	—	—	1.9	—	1.9

Balance at December 31, 2004	$0.4	$0.1	$65.6	$—	$66.1

Note 9.	Convertible Subordinated Notes
      In August 2003, the Company issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013 (“0.25% Notes”) for which the Company received net proceeds of approximately $508.2 million, to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of the Company’s registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue additional interest at that rate until April 27, 2004, the 90th day following such registration default. On April 27, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% and continued to accrue such additional interest until November 24, 2004, the date on which the registration statement was declared effective. Effective as of January 30, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.25% per annum as a result of the Company’s registration statement having been suspended by the Company beyond its permitted grace period. The 0.25% Notes will continue to accrue additional interest at this rate until the suspension of the Company’s registration statement is lifted, and this rate will increase to 0.50% per annum if the suspension has not been lifted by April 30, 2005. The 0.25% Notes are convertible, under specified circumstances, into shares of the Company’s common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. Pursuant to the terms of a supplemental indenture dated as of October 25, 2004, the Company will be required to deliver cash to holders upon conversion, except to the extent that its conversion obligation exceeds the principal amount of the notes converted, in which case, the Company will have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock.
      The conversion rate of the 0.25% Notes is subject to adjustment upon the occurrence of specified events. The specified circumstances under which the 0.25% Notes are convertible prior to maturity are: (1) during

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any quarterly conversion period (which periods begin on the eleventh trading day of each fiscal quarter and end on the eleventh trading day of the following fiscal quarter) prior to August 1, 2010, if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading day period ending on the first day of such conversion period exceeds 120% of the conversion price of the notes on that first day, (2) during the period beginning August 1, 2010 through the maturity date of the notes, if the closing sale price of the Company’s common stock is more than 120% of the then current conversion price, (3) during the five consecutive business day period following any five consecutive trading day period in which the average of the trading prices for the 0.25% Notes was less than 95% of the average of the sale price of the Company’s common stock multiplied by the then current conversion rate of the notes, (4) the Company’s corporate credit rating assigned by Standard & Poor’s falls below B- (and if Moody’s has assigned a corporate credit rating to the Company and such rating is lower than B3) or if both such ratings are withdrawn, (5) the Company calls the notes for redemption or (6) upon the occurrence of corporate transactions specified in the indenture governing the notes (including, for the 15 days prior to the anticipated closing date of a merger, consolidation or similar transaction and the 15 days after the date of closing of such transaction), at the option of the holder, the 0.25% Notes are convertible in accordance with the applicable terms. On or after August 5, 2006, the Company has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving the Company, holders of the 0.25% Notes may require the Company to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.
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

Note 10.	Long-Term Debt
      In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. The Mountain View facility includes 425,000 square feet and serves as the Company’s corporate headquarters and for research and development functions. The Milpitas facility includes 465,000 square feet and is primarily used for technical support, sales and general corporate functions. The Roseville facility includes 206,000 square feet and provides space for technical support and research and development functions. A syndicate of financial institutions financed the acquisition and development of these properties. Prior to July 1, 2003, the Company accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, the Company adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and the Company is considered the primary beneficiary. Accordingly, the Company began consolidating these variable interest entities on July 1, 2003 and has included the property and equipment and debt on its balance sheet as of December 31, 2004 and 2003 and the results of their operations in its consolidated statement of operations from July 1, 2003. As of December 31, 2004, $380.6 million of debt has been classified as current as the lease

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terms for the Mountain View and Roseville facilities expire in March 2005 and the lease term for the Milpitas facility expires in July 2005.
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
      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View and Roseville agreements (see Note 13). Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR rate. For the year ended December 31, 2004 and six months ended December 31, 2003, the aggregate payments on the debt agreements, including the net payments on the interest rate swaps, were $16.9 million and $8.5 million, respectively, and were included in interest expense in the consolidated statement of operations in accordance with FIN 46. For the six months ended June 30, 2003 and the year ended December 31, 2002, the aggregate payments were $8.3 million and $17.0 million, respectively, and were classified as rent expense and included in cost of revenue and operating expenses in the consolidated statement of operations, in accordance with SFAS No. 13.
      The agreements for the facilities described above require that the Company maintain specified financial covenants, all of which the Company was in compliance with as of December 31, 2004. The specified financial covenants as of December 31, 2004 require the Company to maintain a minimum rolling four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $500.0 million, a minimum ratio of cash, cash equivalents, short-term investments and accounts receivable to current liabilities plus the debt consolidated under the build-to-suit lease agreements of 1.2 to 1, and a leverage ratio of total funded indebtedness to rolling four quarter EBITDA of not more than 2 to 1. For purposes of these financial covenants, EBITDA represents the Company’s net income for the applicable period, plus interest expense, taxes, depreciation and amortization and all non-cash restructuring charges, less software development expenses classified as capital expenditures. In February 2005, the Company received a waiver from Bank of America, N.A. as agent for the syndicate of banks that funded the development of the Mountain View and Roseville facilities, and ABN AMRO Bank, N.V. as agent for the syndicate of banks that funded the development of the Milpitas facility with regard to certain negative covenants prohibiting a change in control and the Company’s proposed merger with Symantec. In order to secure the obligation under each agreement, each of the facilities is subject to a deed of trust in favor of the financial institutions that financed the development and acquisition of the respective facility. Bank of America, N.A. was the agent for the syndicate of banks that funded the development of the Mountain View and Roseville facilities, and ABN AMRO Bank, N.V. was the agent for the syndicate of banks that funded the development of the Milpitas facility.
      In February 2005, the Company’s board of directors authorized the future purchase of the properties subject to each of the build-to-suit lease agreements. In March 2005, the Company acquired beneficial

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ownership of the Mountain View, California, Milpitas, California, and Roseville, Minnesota properties for an aggregate cash purchase price of approximately $384 million. As a result the Company’s cash and debt balances will decrease by this amount.

Note 11.	Credit Facility
      During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.6 million USD). At December 31, 2004 and 2003, no amount was outstanding. The short-term credit facility was renewed in March 2005 and is due to expire in March 2006. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, a wholly-owned subsidiary of the Company.

Note 12.	Commitments
      The Company currently has operating leases for its facilities and rental equipment through 2022. Rental expense under operating leases was approximately $56.3 million, $63.3 million and $60.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, including the payments made under the Company’s three build-to-suit lease agreements prior to June 30, 2003. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The following table is a summary of the contractual commitments associated with the Company’s operating lease obligations as of December 31, 2004:

Operating
Lease
Obligations

(In thousands)
2005	$55,472
2006	46,735
2007	40,775
2008	35,840
2009	29,763
Thereafter	142,407

Total	$350,992

Acquired Technology Commitments
      On October 1, 2002, the Company acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.1 million as of December 31, 2004 and $4.6 million as of December 31, 2003 and is included in other long-term liabilities.

Note 13.	Derivative Financial Instruments
      In September 2000, the Company entered into a three-year cross currency cash flow hedge against foreign exchange fluctuations on foreign currency denominated cash flows under an intercompany loan receivable. Under the terms of this derivative financial instrument, Euro denominated fixed principal and

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest payments to be received under the intercompany loan were swapped for U.S. dollar-fixed principal and interest payments. In 2003, the intercompany loan was paid in full and the derivative financial instrument was settled.
      In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging cash flows on variable interest rate debt related to the Mountain View, California and Roseville, Minnesota build-to-suit lease agreements. Under the terms of these interest rate swaps, the Company makes payments based on the fixed rate and will receive interest payments based on 3-month LIBOR. The Company’s payments on its build-to-suit lease agreements are based upon a 3-month LIBOR plus a credit spread. If critical terms of the interest rate swap or the hedged item do not change, the interest rate swap will be considered to be highly effective with all changes in the fair value included in other comprehensive income. If critical terms of the interest rate swap or the hedged item change, the hedge may become partially or fully ineffective, which could result in all or a portion of the changes in fair value of the derivative recorded in the statement of operations. The interest rate swaps settle the first day of January, April, July and October until expiration. As of December 31, 2004 and 2003, the fair value of the interest rate swaps was $(1.7) million and ($7.8) million, respectively, and was recorded in other long-term liabilities. As a result of entering into the interest rate swaps, the Company has mitigated its exposure to variable cash flows associated with interest rate fluctuations. Because the rental payments on the leases are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its rent payments under the build-to-suit lease agreements. On July 1, 2003, the Company began accounting for its variable interest rate debt in accordance with FIN 46. In accordance with SFAS No. 133, the Company had designated the interest rate swap as a cash flow hedge of the variability embedded in the rent expense as it is based on the 3-month LIBOR. However, with the adoption of FIN 46, the Company redesignated the interest rate swap as a cash flow hedge of variability in interest expense and it remains highly effective with all changes in the fair value included in other comprehensive income.
      As of December 31, 2004, the total gross notional amount of the Company’s foreign currency forward contracts was approximately $208.9 million, all of which hedge intercompany accounts, as well as non-functional currency denominated cash, cash equivalents, short-term investment and accounts receivable of certain of its international subsidiaries. The forward contracts had terms of 34 days or less and settled on January 31, 2005. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest and other income, net. The unrealized gain (loss) on the outstanding forward contracts at December 31, 2004 was immaterial to the Company’s consolidated financial statements.

Note 14.	Common Stock
      In July 2004, the Company’s board of directors authorized a program by which the Company was authorized to repurchase up to $500.0 million of the Company’s common stock over the following 12 to 18 months. During 2004, the Company repurchased 13.0 million shares of common stock for an aggregate purchase price of $250.0 million.

Note 15.	Contingencies

SEC Related Matters
      SEC Investigation. As previously disclosed, since the third quarter of 2002, the Company has received subpoenas issued by the Securities Exchange Commission in the investigation entitled In the Matter of AOL/ Time Warner. The SEC has requested information concerning the facts and circumstances surrounding the Company’s transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. The Company’s transactions with AOL, entered into in September 2000, involved a software and services purchase

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by AOL at a stated value of $50.0 million and the purchase by the Company of advertising services from AOL at a stated value of $20.0 million. In March 2003, the Company restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20.0 million. The restatement included an additional reduction in revenues and expenses of $1.0 million related to two other contemporaneous transactions with other parties entered into in 2000 that involved software licenses and the purchase of online advertising services. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appears to reference the Company’s transactions with AOL as described above, and alleged that AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5.
      In March 2004, the Company announced its intention to restate its financial statements for 2002 and 2001 and revise its previously announced financial results for 2003. The decision resulted from the findings of an investigation into past accounting practices that concluded on March 12, 2004. The investigation resulted from concerns raised by an employee in late 2003, which led to a detailed review of the matter in accordance with the Company’s corporate governance processes, including the reporting of the matter to the audit committee of the Company’s board of directors, and to KPMG LLP, the Company’s independent registered public accounting firm. The audit committee retained independent counsel to investigate issues relating to these past accounting practices, and the audit committee’s counsel retained independent accountants to assist with the investigation. In the first quarter of 2004, the Company voluntarily disclosed to the staff of the SEC past accounting practices applicable to the Company’s 2002 and 2001 financial statements that were not in compliance with GAAP.
      The Company and its audit committee continue to cooperate with the SEC in its review of these matters. At this time, the Company cannot predict the outcome of the SEC’s review.

Litigation
      After the Company announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35.0 million settlement fund was established on March 25, 2005. The Company funded approximately $10.1 million of the settlement fund, which amount is obligated to be repaid to the Company by its insurance carrier on or before April 15, 2005. As of December 31, 2004, the Company has recorded a liability of $35.0 million, classified as other accrued liabilities on the consolidated balance sheet, and a corresponding receivable for the same amount, classified as other current assets on the consolidated balance sheet.
      In 2003, several complaints purporting to be derivative actions were filed in California Superior Court against some of the Company’s directors and officers. These complaints are generally based on the same facts and circumstances alleged in In Re VERITAS Software Corporation Securities Litigation, referenced above, and allege that the named directors and officers breached their fiduciary duties by failing to oversee adequately the Company’s financial reporting. The state court complaints were consolidated into the action In Re

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
VERITAS Software Corporation Derivative Litigation, which was filed on May 8, 2003 in the Superior Court of Santa Clara County. On January 26, 2005, the parties to the derivative action filed a stipulation of settlement with the Superior Court and the Court entered an order approving the stipulation of settlement and dismissed the lawsuit with prejudice on February 4, 2005.
      On August 2, 2004, the Company received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner, et. al. in which the Company was named as a defendant. The case was originally filed in the United States District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and AOL, and Time Warner’s outside auditor, Ernst & Young LLP. In adding the Company as a defendant, the plaintiff alleges that the Company aided and abetted AOL in alleged common law fraud and also alleges that the Company engaged in common law fraud as part of a civil conspiracy. The plaintiff seeks an unspecified amount of compensatory and punitive damages. On November 22, 2004, the Company filed a motion to dismiss in this action and the plaintiff filed its opposition memoranda on March 4, 2005. The motion remains pending before the Court.
      On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. VERITAS Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with the Company’s announcement on July 6, 2004 that the Company expected its results of operations for the fiscal quarter ended June 30, 2004 to fall below the Company’s earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court against the same defendants named in the Kuck lawsuit. These complaints are based on the same facts and circumstances as the Kuck lawsuit. On July 19, 2004, defendants filed a motion to transfer venue from Delaware to the Northern District of California. The Court denied the motion on January 14, 2005, and denied the Company’s motion for reconsideration of denial of transfer on March 2, 2005.
      On December 17, 2004, a purported class action complaint entitled Daniel Drotzman, et. al., v. Gary Bloom, et. al., was filed in California Superior Court against the Company’s board of directors. The lawsuit alleged that defendants breached their fiduciary duty by approving the merger agreement the Company entered into with Symantec because they were allegedly motivated to obtain indemnification agreements from Symantec in connection with the Kuck securities class action described above. The complaint generally sought an unspecified amount of damages. Subsequently, an additional purported class action complaint was filed in California state court against the same defendants named in the Drotzman lawsuit. This complaint was based on the same set of facts and circumstances as the Drotzman lawsuit. On January 3, 2005, defendants filed demurrers to both complaints requesting they be dismissed by the Court. On February 15, 2005, plaintiffs filed a request for dismissal without prejudice with the Court, which request was granted by the Court on the same date.
      The foregoing cases that have not been settled or dismissed are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in any of these matters could have a material adverse effect on its business, financial condition, results of operations and cash flow. In addition, defending any litigation may be costly and divert management’s attention from the day-to-day operations of the Company’s business.
      In addition to the legal proceedings listed above, the Company is also party to various other legal proceedings that have arisen in the ordinary course of business. While the Company currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company’s results of operations and cash flows for the period in which the ruling occurs. The

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimate of the potential impact on the Company’s financial position or overall results of operations for the above discussed legal proceedings could change in the future.

Note 16.	Benefit Plans
      The Company has adopted a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all United States employees. Under the plan, employees may contribute up to 20% of their pretax salary, subject to certain limitations. Employees are eligible to participate beginning the first day of the month following their date of hire. The Company matches approximately 50% of the employee contributions up to $2,500 per year and contributed approximately $8.1 million, $7.0 million and $6.9 million in 2004, 2003 and 2002, respectively. The Company has established a deferred compensation plan for certain eligible employees whereby the employee can defer a portion of their cash compensation on a pre-tax basis to an investment account. The Company has classified the investments in the deferred compensation plan as trading and, accordingly records an asset and corresponding liability related to the investments held and obligation to the employee. Changes in the fair value of the asset and liability are recorded in the statement of operations. As of December 31, 2004 and 2003, the asset and liability relating to the deferred compensation plan was $11.6 million and $8.7 million, respectively. The asset is classified in other non-current assets and the liability is classified in other long-term liabilities in the balance sheet.

Note 17.	Stockholders’ Equity and Stock Compensation Plans

Accumulated Other Comprehensive Income
      The components of accumulated other comprehensive income are:

	December 31,

	2004	2003

Foreign currency translation adjustments	$57,943	$13,456
Derivative financial instrument adjustments	(1,730)	(7,782)
Unrealized gain (loss) on marketable securities, net of tax	(12,355)	498

Accumulated other comprehensive income	$43,858	$6,172

Stockholder Rights Plan
      On October 4, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of the Company. The rights are initially attached to the Company’s common stock and will not trade separately. If a person or group acquires 15% or more of the Company’s common stock, or announces an intention to make a tender offer for the Company’s common stock the consummation of which would result in acquiring 15% or more of the Company’s common stock, then the rights will be distributed and will then trade separately from the common stock. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. The rights expire October 5, 2008, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. In connection with the Company’s pending merger with Symantec (the “Merger”), the Company and Mellon Investor Services LLC, as Rights Agent, entered into an amendment, dated as of December 15, 2004 (the “Rights Amendment”), to the Stockholder Rights Plan. The effect of the Rights Amendment is to permit the Merger and the other transactions contemplated by the merger agreement with Symantec to occur without triggering any distribution or adverse event under the Rights Agreement.

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

Stock Option Plans
      During 2004, the Company had two stock option plans: the 2003 Stock Incentive Plan (the “2003 Plan”) and the 2002 Directors Stock Option Plan (the “Director Plan”). The Company’s 1993 Equity Incentive Plan (the “1993 Plan”) expired after the approval by the Company’s stockholders on May 13, 2003 of the 2003 Plan. As of December 31, 2004, options for approximately 43,901,205 shares of common stock remained outstanding under the 1993 Plan. The 2003 Plan provides for the issuance of incentive or nonstatutory stock options and common stock to employees and consultants of the Company. As of December 31, 2004, the Company granted 503,250 restricted stock units under the 2003 Plan, of which 34,278 shares were issued and 15,723 shares were withheld for payment of taxes. During 2004, the Company granted options under the 2003 Plan for approximately 10,342,259 shares of common stock. The options generally are granted at the fair market value of the Company’s common stock at the date of grant, vest over a four-year period and are exercisable immediately upon vesting. During 2004, the Company’s stockholders approved several amendments to the 2003 Plan effective May 13, 2004, including a reduction in the option term from 10 to 7 years from the date of grant and an increase in the options available for grant by 18,000,000 shares. The Company’s Director Plan provides for the issuance of stock options to directors of the Company. These options generally are granted at the fair market value of the Company’s common stock at the date of grant, expire 10 years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. As of December 31, 2004, the Company had reserved 32.0 million shares of common stock for issuance under the 2003 Plan and 1.9 million shares for issuance under the Director Plan. As of December 31, 2004, 19.6 million shares were available for future grant under the plans.
      A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented:

	Years Ended December 31,

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(In thousands, except per share amounts)
Outstanding at beginning of year	69,074	$38.38	72,356	$37.85	59,621	$45.09
Granted	10,737	$26.73	8,447	$26.86	25,901	$19.50
Assumed in business combinations	1,224	$1.79	4,005	$18.98	—	$—
Exercised	(5,758)	$14.52	(10,347)	$14.32	(6,086)	$9.14
Forfeited	(10,351)	$47.54	(5,387)	$45.05	(7,080)	$56.41

Outstanding at end of year	64,926	$36.87	69,074	$38.38	72,356	$37.85

Options exercisable at end of year	41,735		38,143		31,786

Weighted-average fair value of options granted during the year	$11.98		$16.74		$13.92

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2004	Life	Price	2004	Price

	(In thousands, except per share amounts)
$ 0.04 - $ 15.59	6,436	4.96	$6.91	4,602	$7.23
$15.69 - $ 16.26	11,482	7.78	$16.25	5,397	$16.25
$16.36 - $ 22.23	8,639	6.66	$19.06	5,072	$19.41
$22.25 - $ 28.72	10,016	7.22	$26.97	5,884	$27.26
$28.95 - $ 35.24	8,119	8.65	$32.42	2,716	$32.09
$35.47 - $ 53.39	8,205	6.73	$40.07	6,215	$40.53
$54.67 - $ 97.00	8,449	5.80	$85.81	8,286	$86.09
$97.61 - $134.17	3,580	5.43	$114.85	3,563	$114.83

$ 0.04 - $134.17	64,926	6.85	$36.87	41,735	$44.12

Employee Stock Purchase Plan
      During 2004, the Company had two employee stock purchase plans (the “Purchase Plans”): the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) and the 2002 International Employee Stock Purchase Plan (the “International Purchase Plan”), which is a subplan of the 2002 Purchase Plan. Under the Purchase Plans, the Company is authorized to issue up to 23.1 million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. The employees participating in the Purchase Plans can choose to have up to 10% of their wages withheld to purchase the Company’s common stock. The Purchase Plans consist of two-year offerings with four 6-month purchase periods in each offering period. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the end of the purchase period fair market value.
      The number of eligible employees that participated in the Purchase Plans was 4,366 in 2004, 3,745 in 2003 and 3,682 in 2002. Under the Purchase Plans, the Company issued 2.5 million shares to employees in 2004, 2.1 million in 2003 and 1.5 million in 2002. The weighted-average purchase price of these shares was $15.43 in 2004, $15.03 in 2003 and $20.79 in 2002.

Note 18.	Income Taxes
      Income before income taxes and cumulative effect of change in accounting principle consisted of:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
United States	$393,534	$292,914	$84,646
International	195,775	99,051	44,392

Total	$589,309	$391,965	$129,038

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes consisted of the following:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Federal
Current	$117,689	$(15,252)	$47,234
Deferred	38,343	27,502	981
State
Current	21,559	2,440	31,693
Deferred	(6,911)	8,781	(24,254)
Foreign
Current	11,456	14,292	10,134
Deferred	(4,238)	480	4,984

Total	$177,898	$38,243	$70,772

      The tax benefits associated with employee stock option and employee stock purchase plan activity reduced taxes currently payable by $45.5 million for 2004, $38.3 million for 2003 and $19.6 million for 2002.
      The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Years Ended
	December 31,

	2004	2003	2002

Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes	1.6	1.9	3.7
Impact of foreign taxes	(6.0)	(4.4)	(6.3)
In-process research and development charges	—	1.7	—
Tax effect of foreign loss (income) related to the restructuring costs	(0.5)	—	11.3
Tax benefit of losses on strategic investments	(0.1)	0.3	11.7
Tax credits	(0.3)	(0.5)	—
Changes in merger related tax liabilities and benefits, principally related to Seagate	(0.2)	(25.4)	(4.9)
Non-deductible expenses and other	0.7	1.2	4.3

Total	30.2%	9.8%	54.8%

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$75,600	$69,084
Deferred revenue and accruals not currently deductible	65,757	57,710
Acquired intangibles	3,215	14,605
Tax credit carryforwards	32,155	52,222
Other	34,693	36,076

	211,420	229,697
Valuation allowance	(68,952)	(87,890)

Net deferred tax assets	142,468	141,807
Deferred tax liabilities:
Acquired intangibles	(21,346)	(42,005)

Net deferred tax assets	$121,122	$99,802

      As of December 31, 2002, deferred and other income taxes payable recorded in connection with the Seagate transaction totaled $134.4 million and related to certain tax liabilities that the Company expected to pay, other current assets included $21.3 million of indemnification receivable from SAC and other non-current assets included $18.0 million of indemnification receivable from SAC. Certain of Seagate’s federal and state tax returns for various fiscal years were under examination by taxing authorities. On March 15, 2004, the Company was notified that the federal tax audits for all periods ended with the date of the transaction had been completed and all tax liabilities had been settled, which resulted in a net federal tax refund, which the Company distributed to a trust for the benefit of the former Seagate stockholders. Accordingly, the Company reversed the indemnification receivable of $39.3 million and income taxes payable of $134.4 million, resulting in a net income tax benefit of $95.1 million. The benefit was recorded as a credit to income tax expense for the year ended December 31, 2003.
      The valuation allowance decreased by $18.9 million in 2004 and increased by $7.8 million in 2003. The valuation allowance has been established due to uncertainties related to the Company’s ability to generate sufficient taxable income in specific geographical and jurisdictional locations, the Company’s future taxable income from capital gains and net operating losses from acquired companies that may be subject to significant annual limitation under certain provisions of the Internal Revenue Code.
      As of December 31, 2004, the Company had federal tax loss carryforwards of approximately $145.7 million (related to acquisitions) and federal tax credit carryforwards of approximately $2.2 million. The federal tax loss carryforwards will expire in 2005 through 2023, and federal tax credit carryforwards will expire in 2005 through 2024, if not utilized. The Company had state tax loss carryforwards in multiple jurisdictions with various expiration dates. The Company had state tax credit carryforwards of approximately $46.1 million, substantially all of which may be carried forward indefinitely. Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation, which may result in the expiration of net operating loss and tax credit carryforwards before utilization. In addition, the Company had foreign net operating loss carryforwards of approximately $32.3 million that may be carried forward indefinitely.
      As of December 31, 2004, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the year ended December 31, 2004 or 2005. The Company has not elected to apply the provision for the year ended December 31, 2004.
      The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.
      Based on the amount of eligible foreign earnings as of December 31, 2004, the range of possible amounts that the Company is considering for repatriation under this provision is between zero and $359 million. The related potential range of income tax that would be payable as a result of the repatriation is between zero and $30 million.
      The Company has not provided federal or state income taxes on approximately $359 million of cumulative unremitted foreign earnings of certain of its international subsidiaries as of December 31, 2004, since it intends to indefinitely reinvest such earnings. As of December 31, 2004, the unrecognized deferred tax liability with respect to such earnings was approximately $81 million.
      The Company has been notified by the Internal Revenue Service of its intention to examine the Company’s federal income tax return for the year ended December 31, 2000. The Company has ongoing tax audits in a number of jurisdictions in which it does business.
Note 19. Net Income Per Share
      The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Numerator:
Net income	$411,411	$347,473	$58,266
Denominator:
Denominator for basic net income per share — weighted-average shares	429,873	420,754	409,523
Potential common shares	9,093	13,692	9,436

Denominator for diluted net income per share	438,966	434,446	418,959

Basic net income per share	$0.96	$0.83	$0.14

Diluted net income per share	$0.94	$0.80	$0.14

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004, 2003 and 2002, potential common shares consist of employee stock options using the treasury stock method. The following table sets forth the potential common shares that were excluded from the net income per share computations:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Employee stock options outstanding(1)	40,246	32,877	36,243
5.25% convertible subordinated notes	—	—	6,695
1.856% convertible subordinated notes	—	—	12,981
0.25% convertible subordinated notes(2)	11,274	11,274	—

(1)	These employee stock options were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

(2)	Potential common shares related to the Company’s 0.25% convertible subordinated notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.
      The weighted average exercise prices of employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $55.05, $63.58 and $64.59 per share for the years ended December 31, 2004, 2003 and 2002, respectively.
Note 20. Segment Information
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

Geographic Information:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
User license fees(1):
United States	$619,334	$650,375	$620,566
Europe(2)	408,499	301,056	242,020
Other(3)	163,236	141,300	124,207

Total	1,191,069	1,092,731	986,793

Services(1):
United States	569,638	463,262	396,150
Europe(2)	201,248	134,594	88,322
Other(3)	79,919	56,500	34,733

Total	850,805	654,356	519,205

Total net revenue	$2,041,874	$1,747,087	$1,505,998

VERITAS SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003	2002

	(In thousands)
Long-lived assets(4):
United States	$1,954,158	$1,902,181	$1,418,730
Europe(2)	719,290	483,315	55,049
Other(3)	11,880	13,723	13,137

Total	2,685,328	2,399,219	1,486,916
Other assets, including current	3,203,231	2,949,247	2,712,419

Total consolidated assets	$5,888,559	$5,348,466	$4,199,335

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes and financial instruments.
      In 2004, 2003 and 2002, no end-user customer accounted for more than 10% of the Company’s net revenue. In 2004 and 2003, no distributor accounted for more than 10% of the Company’s total net revenue. In 2002, a distributor that sells the Company’s products and services through resellers, accounted for 11% of the Company’s total net revenue.

User License Fees Information
      The Company markets and distributes its software products both as stand-alone software products and as integrated product suites, also referenced as application solutions. The Company derives its user license fees from the licensing of its technology, segregated into three product areas: Data Protection, which include its NetBackup, Backup Exec and Enterprise Vault product families; Storage Management, which includes its Storage Foundation, Replicator and storage resource management product families; and Utility Computing Infrastructure, which includes its Cluster Server, CommandCentral, OpForce and i3 product families. User license fees by product area were as follows:

	Years Ended December 31,

	2004	2003	2002

	(In millions)
User license fees:
Data protection	$660.1	$624.7	$599.0
Storage management	298.7	264.8	251.5
Utility computing infrastructure	232.3	203.2	136.3

Total user license fees	$1,191.1	$1,092.7	$986.8

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		(Recovery of)
	Balance at	Doubtful		Balance at
	Beginning	Accounts,		End of
	of Year	Net(1)	Deductions	Year

Allowance for doubtful accounts:
Year ended December 31, 2004	$7,807	$(1,985)	$(1,124)	$4,698
Year ended December 31, 2003	$12,008	$(1,348)	$(2,853)	$7,807
Year ended December 31, 2002	$12,658	$6,232	$(6,882)	$12,008

(1)	Provision for (Recovery of) Doubtful Accounts, Net. The provision for (recovery of) doubtful accounts, net, consists of the Company’s estimates with respect to its uncollectible accounts, net of recoveries of amounts previously written off. The Company’s management must make estimates of its uncollectible accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger and Reorganization, dated March 29, 2000, among VERITAS Software Corporation (“VERITAS”), Victory Merger Sub, Inc. and Seagate Technology, Inc. (“Seagate”)	8-K	04/05/00	2.1
2.02	Stock Purchase Agreement, dated March 29, 2000, among Suez Acquisition Company (Cayman) Limited (“Suez”), Seagate and Seagate Software Holdings, Inc.	8-K	04/05/00	2.2
2.03	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated August 29, 2000, among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	08/30/00	2.05
2.04	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization and Indemnification Agreement, and Consent, dated October 18, 2000, among VERITAS, Victory Merger Sub, Inc., Seagate, Seagate Software Holdings, Inc. and Suez	S-4/A	10/19/00	2.03
2.05	Amended and Restated Agreement and Plan of Reorganization, dated April 15, 1999, among VERITAS, VERITAS Operating Corporation (“VOC”), Seagate, Seagate Software, Inc. (“Seagate Software”) and Seagate Software Network & Storage Management Group, Inc. (included as Appendix A to the prospectus which is a part of the registration statement on Form S-4 filed April 19, 1999)	S-4	04/19/99	2.01
2.06	Amended and Restated Combination Agreement, dated April 12, 1999, between VERITAS, VERITAS Holding Corporation, and TeleBackup Systems, Inc. (included as Appendix G to the proxy statement/ prospectus which is a part of the registration statement on Form S-4 filed April 19, 1999)	S-4	04/19/99	2.02
2.07	Agreement and Plan of Merger, dated December 19, 2002, among VERITAS, Argon Merger Sub Ltd. (“Argon”), and Precise Software Solutions Ltd. (“Precise”)	8-K	12/24/02	2.1
2.08	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2003, among VERITAS, Argon and Precise (included as Annex AA to the proxy statement/ prospectus which is a part of the registration statement amendment on Form S-4 filed May 27, 2003)	S-4/A	05/27/03	2.2
2.09	Share Purchase Agreement, dated as of August 30, 2004, by and among VERITAS, KVault Software Limited (“kVault”) and certain shareholders named therein	10-Q	11/05/04	2.01

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.10	Agreement and Plan of Reorganization, dated as of December 15, 2004, by and among Symantec Corporation, Carmel Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Symantec Corporation, and VERITAS Software Corporation (“Reorganization Agreement”)	8-K	12/20/04	2.01
3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03
3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04
4.01	Form of Rights Agreement between VERITAS Holding Corporation and the Rights Agent, which includes as Exhibit A the forms of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares	S-4	04/19/99	4.06
4.02	Form of Registration Rights Agreement between VERITAS and Seagate Software	S-4	04/19/99	4.07
4.03	Form of Stockholder Agreement between VERITAS, VOC, Seagate Software and Seagate	S-4	04/19/99	4.08
4.04	Form of Specimen Stock Certificate	S-1	10/22/93	4.01
4.05	Indenture dated August 1, 2003 between VERITAS and U.S. Bank National Association (the “Trustee”) relating to VERITAS 0.25% Convertible Subordinated Notes Due 2013	10-Q	08/14/03	4.01
4.06	Registration Rights Agreement, dated August 1, 2003, among VERITAS, Goldman Sachs & Co., ABN AMRO Rothschild LLC, and McDonald Investments Inc.	10-Q	08/14/03	4.02
4.07	First Supplemental Indenture, dated as of October 25, 2004, by and between VERITAS and U.S. Bank National Association	8-K	10/27/04	4.01
4.08	Amendment, dated December 15, 2004, to the Rights Agreement, dated as of June 16, 1999, by and between VERITAS and Mellon Investor Services LLC f/k/a ChaseMellon Shareholder Services, L.L.C., as Rights Agent	8-K	12/20/04	4.1
10.01	Indemnification Agreement, dated March 29, 2000, among VERITAS, Seagate, Suez, and certain other parties	8-K	04/05/00	2.3
10.02†	Development and License Agreement between Seagate and VERITAS	S-4	04/19/99	10.01

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	Date		Number	Herewith

10.03†	Cross License Agreement and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99		10.02
10.04*	VERITAS 1993 Equity Incentive Plan, as amended	S-8	05/28/02	(2)	4.01
10.05*	VERITAS 1993 Employee Stock Purchase Plan, as amended	S-8	03/29/01		4.02
10.06*	VERITAS 1993 Directors Stock Option Plan, as amended	10-K	03/30/00		10.05
10.07*	Form of Key Employee Agreement	S-4	04/19/99		10.11
10.08*	Form of Indemnification Agreement entered into between VERITAS and each of its directors and executive officers	S-4	04/19/99		10.15
10.09	Amendment No. 1, dated April 16, 1999, to Cross-License and OEM Agreement between Seagate Software Information Management Group, Inc. and VERITAS	S-4	04/19/99		10.16
10.10	Participation Agreement, dated April 23, 1999, among VOC, First Security Bank, N.A. (“First Security”), various banks and other lending institutions, NationsBank, N.A (“NationsBank), and various other parties (“Mountain View Participation Agreement”)	S-1/A	08/06/99	(1)	10.17
10.11	Security Agreement, dated April 23, 1999, between FirstSecurity, National Bank, and NationsBank	S-1/A	08/06/99	(1)	10.26
10.12	Master Lease Agreement, dated April 23, 1999, between First Security and VOC	S-1/A	08/06/99	(1)	10.30
10.13	Form of Environmental Indemnity Agreement, dated April 23, 1999, between VERITAS and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between VERITAS and Fairchild Semiconductor of California	S-1/A	08/06/99	(1)	10.27
10.14	First Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated March 3, 2000, among VOC and the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America, N.A. (“Bank of America”), as successor to NationsBank	10-K	03/30/00		10.29
10.15	Second Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements, dated July 28, 2000, among VOC, VERITAS Software Global Corporation (“VSGC”), the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America	S-4/A	09/28/00		10.41
10.16	Third Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated April 5, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, and Bank of America	10-Q	05/11/01		10.03

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.17	Fourth Amendment and Restatement of Certain Operative Agreements, dated September 26, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), and Bank of America	10-Q	11/14/01	10.01
10.18	Fifth Amendment and Restatement of Certain Operative Agreements, dated November 2, 2001, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.05
10.19	Sixth Amendment and Restatement of Certain Operative Agreements, dated September 24, 2002, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/02	10.02
10.20	Consent and Seventh Amendment Agreement, dated June 6, 2003, among VSGC, the various parties to the Mountain View Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	08/14/03	10.02
10.21	Participation Agreement, dated March 9, 2000, among VOC, First Security, various banks and other lending institutions, Bank of America, and various other parties (“Roseville Participation Agreement”)	10-K	03/30/00	10.33
10.22	Master Lease Agreement, dated March 9, 2000, between First Security and VOC	10-K	03/30/00	10.34
10.23	Trust Agreement, dated March 9, 2000, between First Security and various other parties	10-K	03/30/00	10.36
10.24	Credit Agreement, dated March 9, 2000, among First Security, the several lenders from time to time as parties thereto, and Bank of America	10-K	03/30/00	10.37
10.25	Security Agreement, dated March 9, 2000, between First Security and Bank of America, and accepted and agreed to by VOC	10-K	03/30/00	10.38
10.26	First Amendment, Assignment and Assumption and Restatement of Certain Operative Agreements and Other Agreements, dated July 28, 2000, among VOC, VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, First Security, and Bank of America	S-4/A	09/28/00	10.42
10.27	Second Amendment and Restatement of Certain Operative Agreements and Other Agreements, dated April 5, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, First Security, and Bank of America	10-Q	05/11/01	10.04

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.28	Third Amendment and Restatement of Certain Operative Agreements, dated September 26, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative Agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.02
10.29	Fourth Amendment and Restatement of Certain Operative Agreements, dated November 2, 2001, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/01	10.6
10.30	Fifth Amendment and Restatement of Certain Operative Agreements, dated September 24, 2002, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	11/14/02	10.01
10.31	Consent and Sixth Amendment Agreement, dated June 6, 2003, among VSGC, the various parties to the Roseville Participation Agreement and other operative agreements, Wells Fargo, and Bank of America	10-Q	08/14/03	10.01
10.32	Lease Supplement No. 3, dated February 27, 2002, between Wells Fargo and VERITAS regarding Roseville, Minnesota facility	10-Q	05/14/02	10.01
10.33	Consent Letter Agreement regarding Roseville, Minnesota facility, dated March 1, 2002, among Bank of America, VERITAS, VSGC, VOC, VERITAS Software Technology Corporation, and VERITAS Software Technology Holding Corporation	10-Q	08/14/02	10.03
10.34	First Amendment to Credit Agreement and Other Intercreditor Agreements, dated March 1, 2002, among Bank of America, various banks and other lending institutions, and Wells Fargo, related to Roseville, Minnesota facility	10-Q	08/14/02	10.02
10.35	Participation Agreement, dated July 28, 2000, among VSGC, First Security, various banks and other lending institutions, ABN AMRO Bank N.V. (“ABN”), Credit Suisse First Boston (“CSFB”) and Credit Lyonnais Los Angeles Branch (“Credit Lyonnais”)(“Milpitas Participation Agreement”)	S-4/A	09/28/00	10.43
10.36	Credit Agreement, dated July 28, 2000, among First Security, several lenders, ABN, CSFB, and Credit Lyonnais	S-4/A	09/28/00	10.44
10.37	Trust Agreement, dated July 28, 2000, between First Security and various other parties	S-4/A	09/28/00	10.45
10.38	Security Agreement, dated July 28, 2000, between First Security and ABN, and accepted and agreed to by VSGC	S-4/A	09/28/00	10.46
10.39	Master Lease Agreement, dated July 28, 2000, between First Security and VSGC	S-4/A	09/28/00	10.47

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	Date		Number	Herewith

10.40	VERITAS Participation Agreement First Amendment, dated September 27, 2001, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/01		10.3
10.41	VERITAS Participation Agreement Second Amendment, dated November 7, 2001, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/01		10.07
10.42	VERITAS Participation Agreement Third Amendment, dated January 16, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	08/14/02		10.01
10.43	VERITAS Fourth Amendment to Participation Agreement dated September 24, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/02		10.03
10.44	VERITAS Fifth Amendment to Participation Agreement and Lease, dated October 11, 2002, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	11/14/02		10.04
10.45	VERITAS Consent and Sixth Amendment Agreement to Participation Agreement, dated June 6, 2003, among VSGC, the various parties to the Milpitas Participation Agreement and other operative agreements, Wells Fargo, and ABN	10-Q	08/14/03		10.03
10.46	Amended and Restated Credit Agreement, dated September 27, 2001, among VSGC, ABN, CSFB, Credit Lyonnais, and various other parties	10-Q	11/14/01		10.04
10.47	VERITAS Amended and Restated Credit Agreement First Amendment, dated November 7, 2001, among VSGC, ABN, CSFB, Credit Lyonnais, and various other parties	10-Q	11/14/01		10.08
10.48*	Employment Agreement, dated November 17, 2000, between VERITAS and Gary L. Bloom	10-K	03/29/01		10.47
10.49*	VERITAS Software Management Deferred Compensation Plan	10-K	03/29/01		10.50
10.50	Agreement on Bank Transactions, dated October 3, 2001, between VERITAS Software, KK and Fuji Bank	10-Q	05/14/02		10.02
10.51*	VERITAS 2002 Employee Stock Purchase Plan	S-8	05/28/02	(3)	4.01
10.52	VERITAS 2002 International Employee Stock Purchase Plan	S-8	05/28/02	(3)	4.02
10.53*	VERITAS 2002 Directors Stock Option Plan	S-8	05/28/02	(3)	4.03
10.54*	Employment Agreement, dated November 11, 2002, between VERITAS and Edwin Gillis	10-K	03/28/03		10.75

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.55*	VERITAS Amended and Restated 2003 Stock Incentive Plan	8-K	8/31/2004	10.01
10.56*	Letter Agreement, dated May 12, 2003, between VERITAS and Geoffrey Squire	10-Q	05/15/03	10.01
10.57*	Employment Agreement, dated February 13, 2004, between VERITAS and Arthur Matin	10-K	6/14/2004	10.58
10.58*	Change in Control Agreement, dated March 15, 2004, between VERITAS and Gary Bloom	10-K	6/14/2004	10.59
10.59*	Form of Change in Control Agreement between VERITAS and certain executive officers and schedule of executive officers party thereto	10-K	6/14/2004	10.60
10.60*	2004 VERITAS Executive Incentive Compensation Plan	10-K	6/14/2004	10.61
10.61*	2004 VERITAS Bonus Plan (VBP)	10-K	6/14/2004	10.62
10.62*	Form of Stock Option Agreement under the VERITAS 2003 Stock Incentive Plan	10-Q	11/05/2004	10.02
10.63*	Form of Stock Option Agreement for Executive Officers under the VERITAS 2003 Stock Incentive Plan	10-Q	11/05/2004	10.03
10.64*	Form of Restricted Stock Issuance Agreement under the VERITAS 2003 Stock Incentive Plan	10-Q	11/05/2004	10.04
10.65*	Form of RSU Award Agreement under the VERITAS 2003 Stock Incentive Plan	10-Q	11/05/2004	10.05
10.66*	Form of VERITAS Stock Option Agreement for Executive Officers under the VERITAS 2003 Stock Incentive Plan for grants made during the term of the Reorganization Agreement				X
12.01	Computation of Ratio of Earnings to Fixed Charges				X
21.01	Subsidiaries of the Registrant				X
23.01	Consent of Independent Registered Public Accounting Firm				X
24.01	Power of Attorney (see signature page to this Form 10-K)				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this document.

(1)	SEC File Number 333-83777

(2)	SEC File Number 333-89258

(3)	SEC File Number 333-89252