Form 10-Q
period 2005-03-31
VERITAS SOFTWARE CORP /DE/
filed 2005-05-10
CIK 1084408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     The number of shares of the registrant’s common stock outstanding as of April 30, 2005 was 427,469,999 shares.

VERITAS SOFTWARE CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$633,721	$700,108
Short-term investments	1,788,000	1,853,092
Accounts receivable, net of allowance for doubtful accounts of $3,204 and $4,698, respectively	259,794	393,897
Other current assets	97,189	103,917
Deferred income taxes	44,151	44,311

Total current assets	2,822,855	3,095,325
Property and equipment, net	575,258	585,243
Other intangibles, net	139,640	153,373
Goodwill, net	1,949,639	1,953,432
Other non-current assets	22,619	24,375
Deferred income taxes	76,791	76,811

	$5,586,802	$5,888,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,270	$38,440
Accrued compensation and benefits	114,836	152,443
Accrued acquisition and restructuring costs	16,704	18,203
Other accrued liabilities	111,121	102,118
Current portion of long-term debt	—	380,630
Income taxes payable	164,306	126,873
Deferred revenue	547,063	547,853

Total current liabilities	981,300	1,366,560
Convertible subordinated notes	520,000	520,000
Accrued acquisition and restructuring costs	44,387	47,877
Other long-term liabilities	27,269	30,431

Total liabilities	1,572,956	1,964,868
Stockholders’ equity:
Common stock	427	424
Additional paid-in capital	4,917,223	4,875,420
Accumulated deficit	(891,963)	(966,665)
Deferred stock-based compensation	(23,717)	(29,346)
Accumulated other comprehensive income	11,876	43,858

	4,013,846	3,923,691

	$5,586,802	$5,888,559

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(in thousands, except per share
	amounts)
Net revenue:
User license fees	$323,242	$302,409
Services	236,016	183,338

Total net revenue	559,258	485,747
Cost of revenue:
User license fees	8,612	9,519
Services(1)	79,045	65,843
Amortization of developed technology	7,424	3,824

Total cost of revenue	95,081	79,186

Gross profit	464,177	406,561
Operating expenses:
Selling and marketing(1)	165,652	143,038
Research and development(1)	97,510	79,924
General and administrative(1)	87,907	47,749
Amortization of other intangibles	2,430	2,394
In-process research and development	—	400

Total operating expenses	353,499	273,505

Income from operations	110,678	133,056
Interest and other income, net	15,532	11,326
Interest expense	(5,198)	(5,702)
Gain on strategic investments	732	7,496

Income before income taxes	121,744	146,176
Provision for income taxes	47,042	46,128

Net income	$74,702	$100,048

Net income per share:
Basic	$0.18	$0.23

Diluted	$0.17	$0.22

Number of shares used in computing per share amounts — basic	425,809	430,714

Number of shares used in computing per share amounts — diluted	433,119	444,921

(1)	Amortization of stock-based compensation consists of:

Services	$401	$237
Selling and marketing	1,396	2,881
Research and development	1,331	1,222
General and administrative	60	744

Total amortization of stock-based compensation	$3,188	$5,084

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$74,702	$100,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,075	30,075
Amortization of developed technology	7,424	3,824
Amortization of other intangibles	2,430	2,394
In-process research and development	—	400
Provision for (recovery of) allowance for doubtful accounts	(454)	518
Stock-based compensation	3,188	5,084
Tax benefits from stock plans	5,263	6,816
Gain on strategic investments	(732)	(7,496)
Loss on sale and disposal of assets	—	1,083
Deferred income taxes	12	(8,320)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	128,332	93,328
Other assets	7,857	(8,236)
Accounts payable	(10,955)	(9,252)
Accrued compensation and benefits	(36,169)	(36,641)
Accrued acquisition and restructuring costs	(4,461)	(7,479)
Other liabilities	6,553	(14,696)
Income taxes payable	37,546	39,959
Deferred revenue	6,249	25,652

Net cash provided by operating activities	256,860	217,061
Cash flows from investing activities:
Purchases of investments	(360,110)	(962,140)
Sales and maturities of investments	414,214	598,515
Purchases of property and equipment	(19,054)	(28,081)
Purchases of businesses and technologies, net of cash acquired	(528)	(60,449)

Net cash provided by (used for) investing activities	34,522	(452,155)
Cash flows from financing activities:
Repayment of long-term debt	(380,630)	—
Proceeds from issuance of common stock	39,485	43,353

Net cash provided by (used for) financing activities	(341,145)	43,353
Effect of exchange rate changes	(16,624)	(3,036)

Net decrease in cash and cash equivalents	(66,387)	(194,777)
Cash and cash equivalents at beginning of period	700,108	823,171

Cash and cash equivalents at end of period	$633,721	$628,394

Supplemental disclosures:
Cash paid for interest	$8,027	$4,822

Cash paid for income taxes	$3,217	$18,347

See accompanying notes to condensed consolidated financial statements.

VERITAS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in VERITAS Software Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Merger of VERITAS with Symantec Corporation

     On December 16, 2004, VERITAS and Symantec Corporation announced that the companies had entered into a definitive agreement (the “Agreement”) to merge in an all-stock transaction. Under the Agreement, which has been unanimously approved by both boards of directors, all of the Company’s stock will be converted into Symantec stock at a fixed exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock. Upon closing, Symantec stockholders will own approximately 60 percent and VERITAS stockholders will own approximately 40 percent of the combined company. Completion of the merger is subject to customary closing conditions that include receipt of required approvals from the stockholders of the Company and Symantec and receipt of required regulatory approvals. The transaction may not be completed if any of the conditions are not satisfied.

     Under terms specified in the Agreement, VERITAS or Symantec may terminate the Agreement, and as a result either VERITAS or Symantec may be required to pay a $440 million termination fee to the other party in certain circumstances. Either Symantec or VERITAS may terminate the Agreement if the merger has not closed by June 30, 2005, as long as the terminating party has not caused the delay in closing by not complying with a term of the Agreement.

3. Use of Estimates

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$74,702	$100,048
Add:
Stock-based compensation expense included in net income, net of tax	2,200	3,457
Less:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Stock-based compensation expense determined under the fair value based method for all awards, net of tax	(45,039)	(73,237)

Pro forma	$31,863	$30,268

Basic income per share:
As reported	$0.18	$0.23

Pro forma	$0.07	$0.07

Diluted income per share:
As reported	$0.17	$0.22

Pro forma	$0.07	$0.07

     For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.75%	2.58%
Dividend yield	0%	0%
Weighted average expected life	4.0 years	4.0 years
Volatility of common stock	45%	55%

     The fair value of the employees’ purchase rights under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for these rights:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	2.86%-3.41%	1.00%-1.87%
Dividend yield	0%	0%
Weighted average expected life	6 to 24 months	6 to 24 months
Volatility of common stock	60%	86%

     In 2004, the Company granted restricted stock units to certain employees resulting in stock-based compensation expense of $0.9 million for the three months ended March 31, 2005 and none for the three months ended March 31, 2004. The compensation expense related to the restricted stock units is charged to the statement of operations over the vesting period, which is 3 to 4 years.

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

5. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2005	2004
(in thousands, except per share amounts)
Numerator:
Net income	$74,702	$100,048

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	425,809	430,714
Potential common shares	7,310	14,207

Denominator for diluted net income per share	433,119	444,921

Basic net income per share	$0.18	$0.23

Diluted net income per share	$0.17	$0.22

     For the three months ended March 31, 2005 and 2004, potential common shares consist of employee stock options using the treasury stock method. The following table sets forth the potential common shares that were excluded from the net income per share computations:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Employee stock options outstanding(1)	37,115	27,901
0.25% convertible subordinated notes(2)	11,274	11,274

(1)	These employee stock options were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

(2)	Potential common shares related to the Company’s 0.25% convertible subordinated notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

     The weighted average exercise prices of employee stock options with exercise prices exceeding the average fair value of the Company’s common stock was $52.63 and $68.49 per share for the three months ended March 31, 2005 and 2004, respectively.

6. Business Combinations

   DataCenterTechnologies NV

     On April 15, 2005, the Company acquired all of the outstanding capital stock of DataCenterTechnologies NV (“DCT”), a privately held Belgian Company. The Company acquired DCT to extend centralized data protection to remote office locations of enterprise customers. The DCT acquisition included total purchase consideration of approximately $58 million, which included $57 million of cash and $1 million of acquisition-related costs. The results of operations of DCT will be included in the Company’s consolidated financial statements from the date of acquisition.

   KVault Software Limited

     On September 20, 2004, the Company acquired all of the outstanding capital stock of KVault Software Limited (“KVS”), a provider of e-mail archiving products. The Company acquired KVS to extend its storage software market to include products to store, manage, backup and archive corporate e-mail and data. The KVS acquisition included total purchase consideration of $249.2 million which included $224.1 million of cash, $19.6 million relating to the assumption of KVS’ outstanding unvested stock options for 1.2 million shares of the Company’s common stock and $5.5 million of acquisition-related costs. The purchase price was allocated to goodwill of $144.4 million, developed technology of $54.3 million, customer base of $18.1 million, other intangible assets of $2.6 million, in-process research and development (“IPR&D”) of $11.5 million, net tangible assets of $1.1 million and deferred stock-based compensation of $17.2 million. The Company does not expect future adjustments to the purchase price or purchase price allocation to be material. The weighted average amortization period for all purchased intangibles is 5.0 years.

     Acquisition-related costs of $5.5 million consist of $2.2 million associated with legal and other professional fees, $2.1 million for terminating and satisfying existing lease commitments, $0.1 million of severance related costs and $1.1 million of government taxes associated with the acquisition. Costs associated with terminating and satisfying existing lease commitments will be paid over the remaining lease terms ending in 2006 through 2015 or over a shorter period as the Company may negotiate with its lessors. The Company expects the majority of costs will be paid by the year ending December 31, 2008. Total cash outlays for acquisition-related costs were approximately $3.2 million for professional fees and government taxes through March 31, 2005.

     The results of operations of KVS are included in the Company’s consolidated financial statements from September 21, 2004. The pro forma results of operations disclosed below give effect to the acquisition of KVS as if the acquisition was consummated on January 1, 2004.

   Invio Software, Inc.

     On July 14, 2004, the Company acquired all of the outstanding capital stock of Invio Software, Inc. (“Invio”), a privately held supplier of information technology (“IT”) process automation technology. The Company acquired Invio to extend the capability of software products that enable utility computing by offering customers a tool for standardizing and automating IT service delivery in key areas such as storage provisioning, server provisioning and data protection. The Invio acquisition included purchase consideration of approximately $35.4 million which included $34.9 million in cash and $0.5 million of acquisition-related costs. The purchase price was allocated to goodwill of $22.8 million, developed technology of $7.7 million, net deferred tax assets of $4.6 million and net tangible assets of $0.3 million. The amortization period for the developed technology is 4.0 years. Acquisition-related costs consist of $0.5 million for legal and other professional fees, all of which have been paid. The results of operations of Invio were included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact of the acquisition on the Company’s results of operations is not significant.

   Ejasent, Inc.

     On January 20, 2004, the Company acquired all of the outstanding capital stock of Ejasent, Inc. (“Ejasent”), a privately held provider of application virtualization technology for utility computing. The Company acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application, to the Company’s growing utility computing portfolio. The Ejasent acquisition included purchase consideration of $61.2 million, with $47.8 million in cash and $13.4 million of acquisition-related costs. The purchase price was allocated to goodwill of $33.0 million, developed technology of $10.2 million, other intangibles of $1.9 million, IPR&D of $0.4 million, net deferred tax assets of $15.9 million and net tangible liabilities of $0.2 million. The weighted average amortization period for all purchased intangible assets is 4.4 years. Acquisition-related costs consist of $11.2 million of change in control bonuses and direct transaction costs of $2.2 million for legal and other professional fees, all of which have been paid. The results of operations of Ejasent were included in the Company’s consolidated financial statements from the date of acquisition. The pro forma impact of the acquisition on the Company’s results of operations is not significant.

   Pro Forma Results of Operations

     The results of operations of KVS are included in the Company’s consolidated financial statements from the date of acquisition. The following table presents pro forma results of operations and gives effect to the acquisition of KVS as if the acquisition was consummated on January 1, 2004. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income excludes the write-off of acquired IPR&D of $11.5 million and includes amortization of intangible assets per quarter of $3.7 million. Net income also includes amortization of deferred compensation per quarter of $2.0 million. The unaudited pro forma information is as follows:

Three Months Ended
March 31, 2004
(in thousands, except
per share amounts)
Total net revenue	$495,829
Net income	$101,023
Net income per share — basic	$0.24
Net income per share — diluted	$0.23

7. Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company no longer amortizes goodwill but will test it for impairment annually and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

     The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

Balance at December 31, 2004	$1,953,432
Impact of exchange rates	(3,793)

Balance at March 31, 2005	$1,949,639

     The following tables set forth the carrying amount of other intangible assets that will continue to be amortized, including the impact of exchange rates:

	March 31, 2005
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Developed technology	$364,322	$265,946	$98,376
Distribution channels	234,800	234,800	—
Trademarks	29,373	26,635	2,738
Other intangible assets	79,702	46,838	32,864

Intangibles related to acquisitions	708,197	574,219	133,978
Convertible subordinated notes issuance costs	12,595	6,933	5,662

Total other intangibles	$720,792	$581,152	$139,640

	December 31, 2004
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in thousands)
Developed technology	$365,568	$258,250	$107,318
Distribution channels	234,800	234,800	—
Trademarks	29,433	26,214	3,219
Other intangible assets	80,153	44,037	36,116

Intangibles related to acquisitions	709,954	563,301	146,653
Convertible subordinated notes issuance costs	12,595	5,875	6,720

Total other intangibles	$722,549	$569,176	$153,373

     The total amortization expense related to developed technology and other intangible assets is set forth in the table below:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Developed technology	$7,802	$4,201
Trademarks	426	288
Other intangible assets	2,869	2,269

Total amortization expense	$11,097	$6,758

     For the three months ended March 31, 2005 and 2004, total amortization expense for intangible assets includes $1.2 million and $0.5 million, respectively, that was included in cost of user license fees.

     The total expected future annual amortization of intangible assets related to acquisitions is set forth in the table below:

Future
Amortization
(in thousands)
2005	$32,462
2006	41,435
2007	29,602
2008	18,634
2009	11,845

Total	$133,978

     For the three months ended March 31, 2005 and 2004, amortization of the convertible subordinated notes issuance costs of $1.1 million and $1.0 million, respectively, was included in interest expense. The expected future annual amortization of the convertible subordinated notes issuance costs is $3.2 million for the remainder of 2005 and $2.5 million for 2006.

8. Strategic Investments

     The Company holds investments in capital stock of privately-held companies. The total carrying amount of these strategic investments was $2.7 million as of March 31, 2005 and December 31, 2004. These strategic investments are included in other non-current assets. During the three months ended March 31, 2005 and 2004, the Company realized gains of $0.7 million and $7.5 million, respectively, related to its strategic investments. Other-than-temporary declines in the fair value of the Company’s strategic investments are determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial condition among other factors. The Company recorded no impairment losses on strategic investments for the three months ended March 31, 2005 or 2004.

9. Accrued Restructuring Costs

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

     In the third quarter of 2004, the Company acquired KVS and, as a result, reversed $9.6 million, net, of the 2002 Facility Accrual related to previously restructured facilities to be occupied by KVS personnel. As of March 31, 2005, the remaining balance of the 2002 Facility Accrual was $49.1 million. For the three months ended March 31, 2005, cash outlays of $3.0 million and the impact of foreign exchange rates of $0.3 million were recognized. Restructuring costs will be paid over the remaining lease terms, ending at various dates through 2022, or over a shorter period as the Company may negotiate with its lessors. The majority of costs are expected to be paid by the year ending December 31, 2010.

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

     As of March 31, 2005, accrued acquisition and restructuring costs consisted of the 2002 Facility Accrual discussed above, acquisition-related costs discussed in Note 6 and other accrued acquisition and restructuring charges incurred from 1999 through 2004, net of cash payments made.

     The components of accrued acquisition and restructuring costs and movements within these components through March 31, 2005 were as follows:

	Direct	Involuntary
	Transaction	Termination	Facility
	Costs	Benefits	Related Costs	Total
	(in millions)
Balance at December 31, 2004	$0.4	$0.1	$65.6	$66.1
Cash payments	—	—	(4.5)	(4.5)
Impact of exchange rates	—	—	(0.5)	(0.5)

Balance at March 31, 2005	$0.4	$0.1	$60.6	$61.1

10. Convertible Subordinated Notes

     In August 2003, the Company issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013 (“0.25% Notes”) for which the Company received net proceeds of approximately $508.2 million, to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% as a result of the Company’s registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue additional interest at that rate until April 27, 2004, the 90th day following such registration default. On April 28, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% per annum and continued to accrue such additional interest until November 23, 2004, the day prior to the date on which the registration statement was declared effective. Effective as of January 30, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.25% per annum as a result of the Company’s registration statement having been suspended by the Company beyond its permitted grace period. The 0.25% Notes accrued additional interest at this rate until April 30, 2005. On May 1, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.50% per annum and will continue to accrue additional interest at this rate until the suspension of the registration statement is lifted or until the Company is no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under specified circumstances, into shares of the Company’s common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. Pursuant to the terms of a supplemental indenture dated as of October 25, 2004, the Company will be required to deliver cash to holders upon conversion, except to the extent that its conversion obligation exceeds the principal amount of the notes converted, in which case, the Company will have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock.

     The conversion rate of the 0.25% Notes is subject to adjustment upon the occurrence of specified events. The specified circumstances under which the 0.25% Notes are convertible prior to maturity are: (1) during any quarterly conversion period (which periods begin on the eleventh trading day of each fiscal quarter and end on the eleventh trading day of the following fiscal quarter) prior to August 1, 2010, if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading day period ending on the first day of such conversion period exceeds 120% of the conversion price of the notes on that first day, (2) during the period beginning August 1, 2010 through the maturity date of the notes, if the closing sale price of the Company’s common stock is more than 120% of the then current conversion price, (3) during the five consecutive business day period following any five consecutive trading day period in which the average of the trading prices for the 0.25% Notes was less than 95% of the average of the sale price of the Company’s common stock multiplied by the then current conversion rate of the notes, (4) the Company’s corporate credit rating assigned by Standard & Poor’s falls below B— (and if Moody’s has assigned a corporate credit rating to the Company and such rating is lower than B3) or if both such ratings are withdrawn, (5) the Company calls the notes for redemption or (6) upon the occurrence of corporate transactions specified in the indenture governing the notes (including, for the 15 days prior to the anticipated closing date of a merger, consolidation or similar transaction and the 15 days after the date of closing of such transaction), at the option of the holder, the 0.25% Notes are convertible in accordance with the applicable terms. On or after August 5, 2006, the Company has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving the Company, holders of the 0.25% Notes may require the Company to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

11. Long-Term Debt

     In 1999 and 2000, the Company entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. The Company began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. Prior to July 1, 2003, the Company accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, the Company adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and the Company was considered the primary beneficiary. Accordingly, the Company began consolidating these variable interest entities on July 1, 2003 and included the property and equipment and related debt on its balance sheet and the results of operations in its consolidated statement of operations from July 1, 2003. In March 2005, the Company acquired these properties for an aggregate cash purchase price of approximately $384 million, which included approximately $3 million for accrued interest. As of March 31, 2005, there was no remaining debt balance related to these properties.

     In January 2002, the Company entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View and Roseville agreements. Under the terms of these interest rate swaps, the Company made payments based on the fixed rate and received interest payments based on the 3-month LIBOR rate. For the three months ended March 31, 2005 and 2004, the aggregate payments on the debt agreements, including the net payments on the interest rate swaps, were $3.5 million and $4.0 million, respectively, and were included in interest expense in the consolidated statements of operations in accordance with FIN 46. In connection with the purchase of the properties described above, the Company settled the interest rate swaps in March 2005 with no impact to the statement of operations.

12. Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$74,702	$100,048
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(21,992)	(2,128)
Derivative financial instrument adjustments	1,730	920
Unrealized gain (loss) on marketable securities	(11,720)	1,295

Comprehensive income	$42,720	$100,135

     The components of accumulated other comprehensive income are:

	March 31,	December 31,
	2005	2004
	(in thousands)
Foreign currency translation adjustments	$35,951	$57,943
Derivative financial instrument adjustments	—	(1,730)
Unrealized loss on marketable securities	(24,075)	(12,355)

Accumulated other comprehensive income	$11,876	$43,858

13. Derivative Financial Instruments

     As of March 31, 2005, the total gross notional amount of the Company’s foreign currency forward contracts was approximately $207.7 million, all of which hedge intercompany accounts, as well as non-functional currency denominated cash, cash equivalents, short-term investments and accounts receivable of certain of its international subsidiaries. The forward contracts had terms of 31 days or less and settled on April 29, 2005. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest and other income, net. The unrealized gain (loss) on the outstanding forward contracts at March 31, 2005 was immaterial to the Company’s consolidated financial statements.

14. Credit Facility

     During 2002, the Company’s Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.3 million USD). At March 31, 2005 and December 31, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2005 and is due to expire in March 2006. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, a wholly-owned subsidiary of the Company.

15. Commitments and Contingencies

Acquired Technology

     On October 1, 2002, the Company acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. The Company issued a promissory note payable in the principal amount of $5.0 million, representing the present value of the Company’s minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.0 million as of March 31, 2005 and $4.1 million as of December 31, 2004 and is included in other long-term liabilities.

SEC Related Matters

     SEC Investigation. Since the third quarter of 2002, the Company has received subpoenas issued by the Securities Exchange Commission in the investigation entitled In the Matter of AOL/Time Warner. The SEC has requested information concerning the facts and circumstances surrounding the Company’s transactions with AOL Time Warner (“AOL”) and related accounting and disclosure matters. The Company’s transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50.0 million and the purchase by the Company of advertising services from AOL at a stated value of $20.0 million. In March 2003, the Company restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20.0 million. The restatement included an additional reduction in revenues and expenses of $1.0 million related to two other contemporaneous transactions with other parties entered into in 2000 that involved software licenses and the purchase of online advertising services. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appears to reference the Company’s transactions with AOL as described above, and alleged that AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5.

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

     The Company and its audit committee continue to cooperate with the SEC in the SEC’s investigation and review of these matters. The Company is in discussions with the staff of the SEC regarding the SEC’s review of these matters, and based on recent communications with the staff, the Company expects these discussions to result in a settlement with the SEC in which the Company would be enjoined from future violations of certain provisions of the Securities Exchange Act of 1934 and required to pay a $30 million penalty. The Company would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC would be subject to agreement on final terms and documentation, approval by the Company’s board of directors and approval by the SEC Commissioners. Given that the expected settlement is probable and the amount of loss can be reasonably estimated, the Company has recorded a charge of $30 million classified as general and administrative expense in the statement of operations for the three months ended March 31, 2005. There is a corresponding accrual recorded in other current liabilities in the Company’s balance sheet as of March 31, 2005.

Litigation

     After the Company announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that the Company and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35.0 million settlement fund was established on March 25, 2005. The Company’s insurance carriers funded $24.9 million of the settlement fund, and the Company funded $10.1 million of the settlement fund, which one of the Company’s insurance companies was obligated to repay to the Company on or before April 15, 2005. The Company was repaid the $10.1 million as of April 11, 2005.

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

     In addition to the legal proceedings listed above, the Company is also party to various other legal proceedings that have arisen in the ordinary course of business. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company’s results of operations and cash flows for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position or overall results of operations for the above discussed legal proceedings could change in the future.

16. Segment Information

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

  Geographic Information

	Three Months Ended March 31,
	2005	2004
	(in thousands)
User license fees (1):
United States	$142,661	$172,510
Europe (2)	134,202	89,699
Other (3)	46,379	40,200

Total user license fees	323,242	302,409

Services (1):
United States	152,518	125,738
Europe (2)	59,791	41,000
Other (3)	23,707	16,600

Total services	236,016	183,338

Total net revenue	$559,258	$485,747

	March 31,	December 31,
	2005	2004
	(in thousands)
Long-lived assets (4):
United States	$1,942,403	$1,954,158
Europe (2)	705,045	719,290
Other (3)	11,440	11,880

Total	2,658,888	2,685,328
Other assets, including current	2,927,914	3,203,231

Total consolidated assets	$5,586,802	$5,888,559

(1)	License and services revenues are attributed to geographic regions based on location of customers.

(2)	Europe includes the Middle East and Africa.

(3)	Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes and financial instruments.

     For the three months ended March 31, 2005 and 2004, no end-user customer or distributor accounted for more than 10% of the Company’s net revenue.

   User License Fees Information

     The Company markets and distributes its software products both as stand-alone software products and as integrated product suites, also referred to as application solutions. The Company derives its user license fees from the licensing of its technology, segregated into three product areas: Data Protection, which include its NetBackup, Backup Exec and Enterprise Vault product families; Storage Management, which includes its Storage Foundation, Replicator and storage resource management product families; and Utility Computing Infrastructure, which includes its Cluster Server, CommandCentral, OpForce and i 3 product families. User license fees by product area were as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
User license fees:
Data protection	$174.3	$161.8
Storage management	75.8	83.9
Utility computing infrastructure	73.1	56.7

Total user license fees	$323.2	$302.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. These forward-looking statements include statements about our revenue, revenue mix, gross margin, operating expense levels, financial outlook, research and development initiatives, sales and marketing initiatives and competition. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section captioned “Factors That May Affect Future Results” below, and elsewhere in this quarterly report. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Merger of VERITAS Software Corporation with Symantec Corporation

     On December 16, 2004, VERITAS Software Corporation and Symantec Corporation announced that the companies had entered into a definitive agreement to merge in an all-stock transaction. Under the agreement, which has been unanimously approved by both boards of directors, our stock will be converted into Symantec stock at a fixed exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of our common stock. Upon closing, Symantec stockholders will own approximately 60 percent and our stockholders will own approximately 40 percent of the combined company. Completion of the merger is subject to customary closing conditions that include receipt of required approvals from VERITAS and Symantec stockholders and receipt of required regulatory approvals. The merger may not be completed if any of the conditions are not satisfied or waived. Under terms specified in the merger agreement, VERITAS or Symantec may terminate the agreement, and, as a result, either VERITAS or Symantec may be required to pay a $440 million termination fee to the other party in certain circumstances. Either Symantec or VERITAS may terminate the merger agreement if the merger has not closed by June 30, 2005, as long as the terminating party has not caused the delay in closing by not complying with a term of the merger agreement. Unless otherwise indicated, the discussions in this document relate to VERITAS as a stand-alone entity and do not reflect the impact of the proposed merger with Symantec. For additional information regarding the proposed merger, please refer to the Form S-4 (File No. 333-122724), containing a preliminary joint proxy statement/prospectus in connection with the proposed merger, filed by Symantec on February 11, 2005.

Overview

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our company’s historical results and anticipated future outlook prior to the close of the proposed merger with Symantec. MD&A is provided as a supplement to — and should be read in conjunction with — our condensed consolidated financial statements and accompanying notes.

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

     We generate revenues, income and cash flows by licensing software products and selling related services to our customers, which include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries. We market our products and related services both directly to end-users and through a variety of indirect sales channels, which include value added resellers, or VARs, distributors, system integrators, or SIs, and original equipment manufacturers, or OEMs. Specifically, the channel mix for the three months ended March 31, 2005 was 60% from sales to end-users and through VARs, and 40% from other indirect sales channels, which includes 12% from our OEM partners.

     We invest significantly in research and development activities and for the three months ended March 31, 2005 we spent $97.5 million on research and development. Our research and development efforts have been directed toward developing new products for Linux, NetWare, UNIX and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as e-mail archiving, application performance management, server provisioning and centralized service level management.

   Our Strategy

     Our strategy is to continue to compete in our current markets while expanding and integrating our product portfolio in the area of utility computing infrastructure, to continue to expand our product offerings across key operating system platforms, including Linux, NetWare, UNIX and Windows, and to continue to invest for growth in international markets.

     We have historically grown organically and through acquisitions. In January 2004, we completed the acquisition of Ejasent, Inc., which added application migration technology to our utility computing infrastructure. In July 2004, we completed the acquisition of Invio Software, Inc., which added IT process automation technology to our Utility Computing Infrastructure portfolio. In September 2004, we completed the acquisition of KVault Software Limited, or KVS, which added e-mail archiving software to our Data Protection product line and in April 2005, we completed the acquisition of DataCenterTechnologies NV, or DCT, a privately held Belgian company, to extend centralized data protection to remote office locations of enterprise customers.

     For the three months ended March 31, 2005, revenue from international sales, consisting of sales of license and services to customers located outside the United States, was $264.1 million, up 41% from the same period in 2004, and represented 47% of our total net revenue. This growth is primarily the result of our increased sales investment in our international geographies, market strength in the emerging market areas in Europe and Asia and a favorable impact of changes in foreign currency exchange rates related to the weaker U.S. dollar. We expect to continue to grow international revenue faster than total revenue by increasing the size and breadth of our international operations.

   Our Financial Results

     For the three months ended March 31, 2005, we experienced stronger IT spending in our customer base internationally, resulting in stronger demand for our products and growth in our user license fees compared to the same period in 2004. The acquisition of KVS and the integration of the acquired products into our product offerings contributed to our growth, as did our increased sales penetration in international markets and the favorable impact of changes in foreign currency exchange rates. Additionally, our services revenue grew significantly due to new service contracts associated with user license fees as well as our success in increasing support contract renewals within our installed base. For the three months ended March 31, 2005, total revenue from sales in the U.S. decreased 1% from the same period in 2004 and represented 53% of our total revenue for the three months ended March 31, 2005 compared to 61% for the three months ended March 31, 2004.

     Net revenue and net income per share are key measurements of our financial results. For the three months ended March 31, 2005, net revenue was $559.3 million, an increase of 15% from the same period in 2004. Revenue from user license fees was $323.2 million, an increase of 7% from 2004 and representing 58% of total revenue. Services revenue for the three months ended March 31, 2005 was $236.0 million, an increase of 29% from 2004, and representing 42% of total net revenue. Diluted net income per share was $0.17 for the three months ended March 31, 2005, down from $0.22 for the same period in 2004, primarily as a result of a $30 million charge recorded in the first quarter of 2005 related to our expected settlement with the SEC offset by earnings leverage from revenue growth.

     We continue to generate cash from operations and retain a significant balance of cash, cash equivalents and short-term investments. As of March 31, 2005, we had $2.4 billion in cash, cash equivalents and short-term investments, which represented approximately 69% of our tangible assets. We generated cash of approximately $256.9 million from operating activities for the three months ended March 31, 2005. We utilize cash in ways that management believes provides an optimal return on investment. Principal uses of our cash for investing and financing activities include acquisitions of businesses and technologies and purchases of property and equipment. In addition, in March 2005, we repaid our debt of $381 million related to our three properties subject to the build-to-suit lease agreements.

Recent Acquisitions

     In April 2005, we acquired DCT, to extend centralized data protection to remote office locations of enterprise customers. The DCT acquisition included total purchase consideration of approximately $58 million.

     In September 2004, we acquired KVS, a provider of e-mail archiving products. We acquired KVS to expand our product offerings in the storage software market to include products to store, manage, backup and archive corporate e-mail and data. The KVS acquisition included total purchase consideration of $249.2 million. We have included the results of operations of KVS in our consolidated financial statements beginning September 21, 2004. In connection with the acquisition of KVS, we allocated $11.5 million of the purchase price to in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. We expensed this amount in our consolidated statement of operations for the three months ended September 30, 2004.

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

     In January 2004, we acquired Ejasent, Inc., a privately held provider of application virtualization technology for utility computing. We acquired Ejasent to add important application migration technology, which allows IT personnel to move an application from one server to another without disrupting or terminating the application. The Ejasent acquisition included total purchase consideration of $61.2 million. We have included the results of operations of Ejasent in our consolidated financial statements beginning January 21, 2004. In connection with the acquisition of Ejasent, we allocated $0.4 million of the purchase price to IPR&D that had not yet reached technological feasibility and had no alternative future use. We expensed this amount in our consolidated statement of operations for the three months ended March 31, 2004.

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

     These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1 of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for further discussion of our accounting policies and estimates.

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

   The Fee is Fixed or Determinable

     We make judgments, at the outset of an arrangement, regarding whether the fees are fixed or determinable. Our customary payment terms are generally within 30 days after the invoice date. Arrangements with payment terms extending beyond 90 days after the effective date of the license agreement are not considered to be fixed or determinable, in which case revenue is recognized as the fees become due and payable.

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

   Product Returns and Exchanges

     Our license arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. We estimate potential future product returns and exchanges and reduce current period product revenue in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. Our estimate is based on our analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, competitive or economic conditions.

   Restructuring Expenses and Related Accruals

     We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to restructure our operations to reduce operating costs.

     We applied the provisions of EITF No. 94-3, Liability Recognized for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), to all of our restructuring activities initiated before January 1, 2003. For exit or disposal activities initiated on or after January 1, 2003, we apply the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

     Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements upon terms as favorable as those assumed under our restructuring plan. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods. For example, if the actual proceeds from our sublease agreements were to differ by 10% from the current estimate, our accrued acquisition and restructuring costs balance as of March 31, 2005 would have differed by approximately $4 million.

   Impairment of Goodwill and Long-Lived Assets

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. We are required to test our goodwill for impairment at the reporting unit level and we have determined that we have only one reporting unit. The test for goodwill impairment is a two-step process:

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

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived asset groups, including property and equipment and other intangibles, for impairment quarterly and whenever events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we would compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value.

     Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	significant under performance of our company relative to expected operating results;

•	significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel;

•	significant decrease in the market value of a long-lived asset;

•	significant adverse change in the extent or manner in which a long-lived asset is being used or its physical condition; and

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

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

   Accounting for Income Taxes

     We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws, including the provisions of the American Jobs Creation Act of 2004, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. As of March 31, 2005, we determined the valuation allowance to be $69.0 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are in specific geographical or jurisdictional locations, are related to losses on strategic investments that will only be realized with the generation of future capital gains within a limited time period or are net operating losses from acquired companies that may be subject to significant annual limitation under certain provisions of the Internal Revenue Code. Our determination of our valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Future results may vary from these estimates, and at this time, we can not determine if we will need to establish an additional valuation allowance and if so, whether it would have a material impact on our financial statements.

Results of Operations

Net Revenues

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Total net revenue	$559.3	$485.7	15%

     For the three months ended March 31, 2005, our total net revenue increased by $73.6 million or 15% over the same period a year ago due primarily to the growth in user license fees which grew by 7%, increased sales penetration of international markets which grew by 41%, the continued growth of our services businesses which grew by 29% and the first quarter sales and retention incentives for our sales organization. During 2004 and 2005, as part of our strategy to increase our net revenue, we continued expanding our product portfolio and offerings, expanded our capabilities across the multiple platforms our software supports and continued to invest in sales and service capacity internationally. While we believe that the increase in total net revenue achieved in recent periods is not necessarily indicative of future results, we expect total net revenue on an annual basis to increase in fiscal 2005 over 2004 assuming increased sales penetration of international markets, the benefit of new product offerings and continued growth of services revenue.

     During the three months ended March 31, 2005, we completed and recognized revenue for 27 direct transactions valued at over $1.0 million, including related services, and 269 direct transactions valued at over $100,000. During the three months ended March 31, 2004, we completed and recognized revenue for 25 direct transactions valued at over $1.0 million, including related services, and 246 direct transactions valued at over $100,000.

     International Sales and Operations

     We believe that a key component of our growth strategy is the continued expansion of our international operations. We currently have sales and services offices and resellers located in Europe, Asia-Pacific and Japan, Latin America, Canada, Africa and the Middle East, and research and development centers in India, the United Kingdom, Israel, China and Japan. Our international sales consist of sales of licenses and services to customer locations outside the U.S. and are generated primarily through our international sales subsidiaries. International revenue, a majority of which is collectible in foreign currencies, accounted for approximately 47% of our total revenue for the three months ended March 31, 2005 and 39% of our total revenue for the same period a year ago. Our international revenue increased 41% to $264.1 million for the three months ended March 31, 2005 from $187.5 million for the three months ended March 31, 2004. During 2004 and 2005, we saw continued strength in the emerging markets in Europe and Asia-Pacific and Japan. Additionally, for the three months ended March 31, 2005, our international sales benefited from favorable foreign currency exchange rate movements relative to the weaker U.S. dollar. Excluding the benefit from foreign currency movement, the increase in international sales would have been 34% from 2004 to 2005. We expect that our international revenue will continue to increase in absolute dollars in 2005 because of the continued expansion of international markets and the focus and increased investment by our company in these markets.

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

	Three Months Ended
	March 31,
(in millions, except percentages)	2005	2004	% Change
User license fees:
Data protection	$174.3	$161.8	8%
Storage management	75.8	83.9	(10)
Utility computing infrastructure	73.1	56.7	29

Total user license fees	$323.2	$302.4	7%

As a percentage of user license fees:
Data protection	54%	53%
Storage management	23	28
Utility computing infrastructure	23	19

Total user license fees	100%	100%

As a percentage of net revenue	58%	62%

     For the three months ended March 31, 2005, user license fees increased by $20.8 million or 7% over the same period in 2004 due primarily to increased user license fees in our international regions. User license fees across our data protection product category increased by $12.5 million due primarily to the addition of the Enterprise Vault products. User license fees across our storage management product category decreased $8.1 million due primarily to decreases in revenue related to our replication and storage resource management products. User license fees across our utility computing infrastructure product category increased by $16.4 million due primarily to increases in revenue related to our High Availability and CommandCentral products.

     User license fees from OEMs accounted for 14% and 12% of user license fees for the three months ended March 31, 2005 and 2004, respectively.

     Unfilled license orders were approximately $30.6 million and $50.6 million at March 31, 2005 and 2004, respectively. Unfilled license orders represent cancelable and non-cancelable license orders that have been received from our customers for the license of our software products but have not been shipped as of the end of the applicable fiscal period. We generally ship our software products within 30 days after acceptance of customer orders. In some cases, we have discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, we consider a number of factors, including: the effect of the related license revenue on our business plan; the delivery dates requested by customers and resellers; the amount of software license orders received in the quarter; the amount of software license orders shipped in the quarter; the degree to which software license orders received are concentrated at the end of a quarter; and our operational capacity to fulfill software license orders at the end of a quarter. We do not believe that unfilled license orders are a consistent or reliable indicator of future results.

     Deferred license revenue was approximately $21.4 million and $27.1 million at March 31, 2005 and 2004, respectively. Deferred license revenue represents license orders for our software products that have been billed to and paid by our customers and for which revenue will generally be earned within the next year. Deferred license revenue excludes license orders that have not been paid by our customers and that do not otherwise satisfy our revenue recognition criteria; these license orders were approximately $15.4 million and $5.2 million at March 31, 2005 and 2004, respectively.

     Services Revenue

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Services revenue	$236.0	$183.3	29%
As a percentage of net revenue	42%	38%

     We derive our services revenue primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and education services. The increase for the three months ended March 31, 2005 over 2004 of $52.7 million or 29% was due primarily to an increase in revenue from maintenance and support contracts of 31%. We expect our services revenue to continue to increase in absolute dollars as we continue to focus on increasing renewals of maintenance and technical support contracts and on increasing demand for our consulting and education and training services.

     Deferred service revenue was approximately $525.7 million and $399.8 million at March 31, 2005 and 2004, respectively. Maintenance and technical support is generally recognized over the maintenance and support period of twelve months. Training or consulting services is generally recognized over the period the specific services are delivered. The increase in deferred services revenue is the result of significant growth in our installed base of customers under software maintenance and technical support contracts and our continued focus on maintenance and technical support contract renewals.

Cost of Revenue

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Cost of revenue	$95.1	$79.2	20%
As a percentage of net revenue	17%	16%

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

Cost of User License Fees (including amortization of developed technology)

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Cost of user license fees:
User license fees	$8.6	$9.5	(9)%
Amortization of developed technology	7.4	3.8	95%

Total cost of user license fees	$16.0	$13.3	20%

Gross margin:
User license fees including amortization of developed technology	95%	96%

     Cost of user license fees consists primarily of amortization of developed technology, royalties, media, manuals and distribution costs. The amortization of developed technology is related primarily to acquisitions completed during the first and second quarters of 2003 and the first and third quarters of 2004. If we had excluded the amortization of developed technology from the cost of user license fees, the gross profit on user license fees would have been 97% for the three months ended March 31, 2005 and 2004, respectively. The gross profit on user license fees may vary from period to period based on the license revenue mix because some of our products carry higher royalty rates than others. Excluding the amortization of developed technology, we expect gross profit on user license fees to remain relatively constant for the remainder of 2005.

     The increase in amortization of developed technology for the three months ended March 31, 2005 over 2004 was primarily the result of the developed technology related to our acquisitions of Invio and KVS in the third quarter of 2004. We expect amortization of developed technology to be approximately $7 million per quarter in 2005.

     Cost of Services

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Cost of service revenue	$79.0	$65.8	20%
Gross margin	67%	64%

     Cost of services consists primarily of personnel-related costs in providing maintenance and technical support, consulting and education to customers. The gross profit improvement for the three months ended March 31, 2005 over 2004 was primarily the result of the increase in maintenance and support revenues of 31%, while related expenses increased only 10%, as we continued to take advantage of the economies of scale of the larger installed customer base. We expect gross profit on services revenue to remain stable or increase slightly for the remainder of 2005.

Selling and Marketing

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Selling and marketing	$165.7	$143.0	16%
As a percentage of net revenue	30%	29%

     Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with our sales and marketing efforts. The increase for the three months ended March 31, 2005 over 2004 of $22.7 million was primarily the result of an increase in sales commissions, compensation and benefit costs due to an increase in sales and marketing personnel from 2,156 employees as of March 31, 2004 to 2,342 employees as of March 31, 2005 partially resulting from our 2004 acquisitions, investments in sales capacity in our international markets, higher sales commissions resulting from the increase in total net revenue and costs associated with our proposed merger with Symantec, primarily related to retention bonuses. Our selling and marketing expenses remained relatively consistent when measured as a percentage of net revenue. We expect selling and marketing expenses to remain relatively constant as a percentage of net revenue for the remainder of 2005.

Research and Development

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Research and development	$97.5	$79.9	22%
As a percentage of net revenue	17%	16%

     Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $17.6 million for the three months ended March 31, 2005 over 2004 was primarily the result of increases in compensation costs from an increase in research and development personnel from 1,915 employees as of March 31, 2004 to 2,359 employees as of March 31, 2005 partially resulting from our 2004 acquisitions and costs associated with our proposed merger with Symantec, primarily related to retention bonuses. We believe that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development for the remainder of 2005 at current levels as a percentage of net revenue.

General and Administrative

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
General and administrative	$87.9	$47.7	84%
As a percentage of net revenue	16%	10%

     General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services and certain legal settlements. The increase of $40.2 million for the three months ended March 31, 2005 over 2004 was primarily the result of a $30 million charge recorded in the first quarter of 2005 related to our expected settlement with the SEC, an increase in compensation and benefit costs due to an increase in general and administrative personnel from 984 employees as of March 31, 2004 to 1,112 employees as of March 31, 2005 and costs associated with our proposed merger with Symantec, primarily related to retention bonuses and legal and accounting services. We expect general and administrative expenses to remain constant or decrease slightly as a percentage of net revenue for the remainder of 2005.

Amortization of Other Intangibles

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Amortization of other intangibles	$2.4	$2.4	—%
As a percentage of net revenue	—%	—%

     Amortization of other intangibles principally represents amortization of trademarks and other intangibles related to our 2003 and 2004 acquisitions. We expect amortization of other intangibles to be approximately $2 million per quarter in 2005.

In-Process Research and Development

     In connection with our acquisition of Ejasent in January 2004, we allocated $0.4 million of the purchase price to IPR&D, which represents technology we identified as having not reached technological feasibility and having no alternative future use.

Interest and Other Income, Net

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Interest and other income, net	$15.5	$11.3	37%
As a percentage of net revenue	3%	2%

     Interest and other income, net, includes interest income and realized gains and losses on our cash equivalents and investments held and, to a lesser extent, foreign currency exchange gains or losses. The increase in interest and other income of $4.2 million for the three months ended March 31, 2005 over 2004 was due primarily to higher interest rates.

Interest Expense

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Interest expense	$5.2	$5.7	(9)%
As a percentage of net revenue	1%	1%

     Interest expense for the three months ended March 31, 2005 and 2004 consisted primarily of interest recorded under the 0.25% convertible subordinated notes issued in August 2003 and interest of approximately $4 million per quarter as a result of our adoption of FIN 46, Consolidation of Variable Interest Entities, in July 2003 which required us to consolidate the properties from our build-to-suit lease agreements and related debt in our financial statements. In March 2005, we acquired the Mountain View, California, Milpitas, California, and Roseville, Minnesota properties for an aggregate cash purchase price of approximately

$381 million. Accordingly, we expect interest expense for the remainder of 2005 to be approximately $2 million per quarter related to the interest and amortization of issuance costs for the 0.25% convertible subordinated notes.

Gain on Strategic Investments

     For the three months ended March 31, 2005 and 2004, we recognized gains on strategic investments of $0.7 million and $7.5 million, respectively.

Provision for Income Taxes

	Three Months
	Ended March 31,
(in millions, except percentages)	2005	2004	% Change
Income taxes	$47.0	$46.1	2%
Effective tax rate	39%	32%

     Our effective tax rate for the three months ended March 31, 2005 and 2004 differed from the combined federal and state statutory rates due primarily to the tax effect of international operations. Our effective tax rate for the quarter ended March 31, 2005 was approximately 39% compared to 32% for the quarter ended March 31, 2004. The increase in our effective tax rate for the first quarter of 2005 over the first quarter of 2004 was primarily the result of a $30 million charge recorded in the first quarter of 2005 related to our expected settlement with the SEC, which would not be deductible for tax purposes.

     The American Jobs Creation Act of 2004, or the Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. We continue to evaluate whether we will repatriate foreign earnings under the repatriation provisions of the Act. Based on the amount of eligible foreign earnings as of March 31, 2005, the amount that we are considering repatriating is between zero and $476 million. We estimate that the range of potential tax expense we would accrue under this provision is between zero and $35 million.

Recent Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for our fiscal year ending December 31, 2005. We do not believe the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Public companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The Statement is effective for annual periods beginning after June 15, 2005. We will adopt the provisions of the statement beginning January 1, 2006 and apply to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. See Note 4, Accounting for Stock-Based Compensation, of our Notes to Condensed Consolidated Financial Statements for the pro forma net income and per share amounts for the three months ended March 31, 2005 and 2004 as if we had used a fair value-based method similar to the requirements of SFAS No. 123R to measure stock-based compensation expense. We are currently quantifying the impact this Statement will have on our financial position and results of operations. We do not believe the adoption of SFAS No. 123R will have a material effect on our cash flows.

     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material effect on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position, or FSP, No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. FAS 109-1 requires that tax deductions on qualified production activities related to the American Jobs Creation Act of 2004, or the Act, be accounted for as a special deduction under SFAS No. 109. The provisions of FSP No. FAS 109-1 were effective for our fiscal year ended December 31, 2004 and did not have a material impact on our financial position, results of operations or cash flows. FSP No. FAS 109-2 permits an enterprise to evaluate the effect of the Act on its plan for repatriation and reinvestment of foreign earnings for purposes of applying SFAS No. 109 beyond its financial reporting period. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We can elect to apply this provision to qualifying earnings repatriations in either the year ended December 31, 2004 or 2005. We did not elect to apply the provision for the year ended December 31, 2004. We are continuing to evaluate whether we will repatriate foreign earnings under the repatriation provisions of the Act. Based on the amount of eligible foreign earnings as of March 31, 2005, the range of possible amounts that we are considering for repatriation under this provision is between zero and $476 million. The related potential range of income tax that would be payable as a result of the repatriation is between zero and $35 million.

     In September 2004, the EITF reached a consensus on EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or upon the occurrence of another contingency. We adopted EITF No. 04-8 in December 2004 and the adoption did not have a material effect on our diluted per share calculation.

     In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements were effective for our annual periods ended December 31, 2004 and 2003. The Company will evaluate the impact of EITF No. 03-1 once final guidance is issued.

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

     Cash flows provided by operating activities increased $39.8 million for the three months ended March 31, 2005 over 2004 due primarily to a higher amount of accounts receivable collections in 2005 compared to 2004.

     Cash flows provided by or used for investing activities consist primarily of net sales or purchases of investments, purchases of property and equipment and purchases of businesses and technology. Cash flows provided by investing activities for the three months ended March 31, 2005 included net sales of investments of $54.1 million compared to net purchases of investments of $363.6 million for the same period in 2004. Purchases of property and equipment for the three months ended March 31, 2005 decreased by $9.0 million from the same period in 2004 to $19.1 million. In addition, purchases of businesses and technology were $0.5 million for the three months ended March 31, 2005, primarily related to the payment of acquisition-related expenses for prior year acquisitions, compared to $60.4 million for the three months ended March 31, 2004, primarily related to the acquisition of Ejasent.

     Cash flows used for financing activities for the three months ended March 31, 2005 consist primarily of the repayment of $380.6 million of our debt related to the three properties subject to the build-to-suit lease agreements offset by proceeds related to the issuance of common stock under our employee stock plans of $39.5 million compared to $43.4 million for the same period in 2004.

     In April 2005, we acquired DCT for total purchase consideration of approximately $58 million, which included $57 million of cash and $1 million of acquisition-related costs. We have had recent discussions with the staff of the SEC regarding the SEC’s review of our accounting for certain transactions in 2000 with AOL Time Warner and other parties, and certain accounting matters applicable to our 2001 through 2003 financial statements. Based on our recent communications with the staff of the SEC, we currently expect these discussions to result in a settlement in which, among other things, we will be required to pay a penalty of approximately $30 million, as more fully described in this Form 10-Q under Part II, Item 1—Legal Proceedings. This amount has been recorded in other current liabilities in our balance sheet as of March 31, 2005, but we cannot currently predict when the proposed settlement will be finalized and the payment of the penalty will be due.

     In July 2004, our board of directors authorized a program to repurchase our common stock in an amount of up to $500.0 million over the following 12 to 18 months. We are authorized to purchase these shares of common stock from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, these purchases may be commenced or suspended from time to time without prior notice. The stock repurchase program is primarily intended to reduce the dilution resulting from our employee stock plans. Through December 31, 2004, we repurchased 13.0 million shares of common stock for an aggregate purchase price of $250.0 million. We made no repurchases for the three months ended March 31, 2005.

   Convertible Subordinated Notes

     In August 2003, we issued $520.0 million of 0.25% convertible subordinated notes due August 1, 2013, or 0.25% Notes, for which we received net proceeds of approximately $508.2 million, to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of $0.7 million each February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% per annum as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue additional interest at that rate until April 27, 2004, the 90th day following such registration default. On April 28, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% per annum and continued to accrue such additional interest until November 23, 2004, the day prior to the date on which the registration statement was declared effective. Effective as of January 30, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.25% per annum as a result of our registration statement having been suspended by us beyond our permitted grace period. The 0.25% Notes accrued additional interest at this rate until April 30, 2005. On May 1, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.50% per annum, and will continue to accrue additional interest at this rate until the suspension of the registration statement is lifted or until we are no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under specified circumstances, into shares of our common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. Pursuant to the terms of a supplemental indenture dated as of October 25, 2004, we will be required to deliver cash to holders upon conversion, except to the extent that our conversion obligation exceeds the principal amount of the notes converted, in which case, we will have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock. For the 15 days prior to the anticipated closing date of our proposed merger with Symantec Corporation, the notes will become convertible at the option of the holder, in accordance with their terms, into shares of our common stock (subject to our obligation to satisfy at least the principal amount of any notes converted in cash). In addition, for the 15 days after the closing of the merger, the conditions to conversion will be met and the notes will be convertible into shares of Symantec Corporation common stock under the terms of the merger agreement (subject to Symantec’s obligation to satisfy at least the principal amount of any notes converted in cash).

     At March 31, 2005, we had a ratio of long-term debt to total capitalization of approximately 11%. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements.

   Long-Term Debt

     In 1999 and 2000, we entered into three build-to-suit lease agreements for office buildings in Mountain View, California, Roseville, Minnesota and Milpitas, California. We began occupying the Roseville and Mountain View facilities in May and June 2001, respectively, and began occupying the Milpitas facility in April 2003. Prior to July 1, 2003, we accounted for these properties as operating leases in accordance with SFAS No. 13, Accounting for Leases, as amended. On July 1, 2003, we adopted FIN 46. Under FIN 46, the lessors of the facilities are considered variable interest entities, and we were considered the primary beneficiary. Accordingly, we began consolidating these variable interest entities on July 1, 2003 and included the property and equipment and related debt on our balance sheet and the results of operations in our consolidated statement of operations from July 1, 2003. In March 2005, we acquired these properties for an aggregate cash purchase price of approximately $384 million, which included approximately $3 million for accrued interest. As of March 31, 2005, there is no remaining debt balance related to these properties.

     In January 2002, we entered into two three-year pay fixed, receive floating, interest rate swaps for the purpose of hedging the cash payments related to the Mountain View and Roseville agreements. Under the terms of these interest rate swaps, we made payments based on the fixed rate and received interest payments based on the 3-month LIBOR rate. For the three months ended March 31, 2005 and 2004, the aggregate payments on the debt agreements, including the net payments on the interest rate swaps, were $3.5 million and $4.0 million, respectively, and were included in interest expense in the consolidated statement of operations in accordance with FIN 46. In connection with the purchase of the properties described above, we settled the interest rate swaps in March 2005 with no impact to the statement of operations.

   Credit Facility

     During 2002, our Japanese subsidiary entered into a short-term credit facility with a multinational Japanese bank in the amount of 1.0 billion Japanese yen ($9.3 million USD). At March 31, 2005 and December 31, 2004, no amount was outstanding. The short-term credit facility was renewed in March 2005 and is due to expire in March 2006. Borrowings under the short-term credit facility bear interest at Tokyo Inter Bank Offered Rate plus 0.5%. There are no covenants on the short-term credit facility and the loan has been guaranteed by VERITAS Software Global LLC, one of our wholly owned subsidiaries.

   Acquired Technology Commitments

     On October 1, 2002, we acquired volume replicator software technology for $6.0 million and contingent payments of up to another $6.0 million based on future revenues generated by the acquired technology. The contingent payments will be paid quarterly over 40 quarters, in amounts between $150,000 and $300,000. We issued a promissory note payable in the principal amount of $5.0 million, representing the present value of our minimum payment obligations under the purchase agreement for the acquired technology, which are payable quarterly commencing in the first quarter of 2003 and ending in the fourth quarter of 2012. The contingent payments in excess of the quarterly minimum obligations will be paid as they may become due. The outstanding balance of the note payable was $4.0 million as of March 31, 2005 and $4.1 million as of December 31, 2004 and is included in other long-term liabilities.

     We believe that our current cash, cash equivalents and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Factors That May Affect Future Results

     In addition to the other information in this quarterly report, you should consider carefully the following factors in evaluating us and our business.

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

     We derive a majority of our revenue from a small number of software products, including our NetBackup and Backup Exec data protection products. In addition, our software products are concentrated within the market for data storage. For example, for the three months ended March 31, 2005, we derived approximately 50% of our user license fees from our NetBackup and Backup Exec products. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers or other factors. If our revenue derived from these software products were to decline significantly, our business and operating results would be adversely affected. In addition, because our software products are concentrated within the market for data storage, a decline in the demand for storage devices, storage software applications or storage capacity could result in a significant reduction in our revenue and adversely affect our business and operating results.

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

     Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring and introducing new products, product updates and services on a timely basis. We must also extend the operation of our products to new platforms and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new software products and services, including software products and services for the utility computing infrastructure, the storage area networking, the storage resource management and the e-mail archiving markets. Each of these markets is new and unproven, and industry standards for these markets are evolving and changing. They also may require development of new channels. If these markets do not develop as anticipated, or if demand for our products and services in these markets does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

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

     Historically, we have provided stock-based compensation, such as stock option grants and the availability of discounted shares in our Employee Stock Purchase Plan, as an important incentive for our employees. The volatility in our stock price may from time to time adversely affect our ability to retain or attract key employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans and recent changes in accounting rules will require us to treat the issuance of employee stock options and other forms of equity compensation as compensation expense beginning in fiscal 2006. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Reductions in our stock-based compensation practices may make it more difficult for us to attract and retain employees, which may negatively affect our ability to manage and operate our business.

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

     In addition, for some operating systems, we must obtain from the owner of the operating system a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product lines into other areas.

Cooperating with the SEC in its investigation of our transactions with AOL Time Warner and its recent inquiries regarding our past accounting practices has required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

     Since the third quarter of 2002, we have received subpoenas and other requests for information issued by the SEC in the investigation entitled In the Matter of AOL/Time Warner. We continue to furnish information requested by the SEC and otherwise cooperate with regard to this investigation. In addition, in the first quarter of 2004, we voluntarily disclosed to the staff of the SEC past accounting practices applicable to our 2002 and 2001 financial statements that were not in compliance with GAAP, and we subsequently restated our financial statements for 2002 and 2001, the interim periods for 2002 and 2001 and the interim periods ended March, June and September 2003. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appears to reference our prior transactions with AOL, and alleged that AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5. We have had discussions with the staff of the SEC regarding its review of these matters, and based on recent communications with the staff, we expect these discussions to result in a settlement which would require us to pay a $30 million penalty as more fully described in this Form 10-Q under Part II, Item 1 – Legal Proceedings. We and our audit committee continue to cooperate with the SEC in its investigation and review of these matters. If we are unable to enter into a settlement with the SEC, the SEC’s investigation and inquiries may continue to require significant management attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

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

We were delinquent in filing our 2004 annual report on Form 10-K and have previously received notification from Nasdaq that our securities may be delisted if we are unable to timely file all periodic reports for reporting periods through June 30, 2005, which delisting could materially and adversely affect the liquidity and trading price of our common stock.

     On May 12, 2004, in response to the delinquent filing of our 2003 Form 10-K, we received a written determination from The Nasdaq Stock Market stating, among other things, that to maintain continued listing on The Nasdaq National Market, we must timely file all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before June 30, 2005. On March 31, 2005, we notified Nasdaq that we would not be timely in filing our 2004 annual report on Form 10-K, and on April 1, 2005, we received a notice from Nasdaq indicating that we were in violation of a Nasdaq listing rule, and that they would consider our late filing in rendering a determination regarding our continued listing on The Nasdaq National Market. Following our filing on April 6, 2005 of our 2004 annual report on Form 10-K, we received a notice from Nasdaq stating that we had made the requisite filings and had evidenced substantial compliance with all requirements for continued listing on The Nasdaq National Market. Should we fail to satisfy the requirements for continued listing on The Nasdaq National Market, our securities could be delisted from The Nasdaq National Market, which would materially and adversely affect the liquidity and trading price of our common stock.

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

Changes to current accounting principles could have a significant effect on our reported financial results or the way in which we conduct our business.

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in these principles could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by changes in the accounting principles are as follows:

•	software revenue recognition;

•	stock-based compensation;

•	accounting for variable interest entities;

•	accounting for goodwill and other intangible assets; and

•	accounting issues related to certain features of contingently convertible debt instruments and their effect on diluted earnings per share.

     Changes in these or other rules may have a significant adverse effect on our reported financial results or in the way in which we conduct our business. See the discussion under “Critical Accounting Policies and Estimates” above and the Notes to Condensed Consolidated Financial Statements, for additional information about our critical accounting policies and estimates and associated risks.

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

     In our highly automated environment, we have tightly integrated systems that support our enterprise, including our financial accounting and e-commerce systems. Maintaining the integrity and security of this enterprise is an issue of critical importance for us and our customers. Any hardware or software failure or breach in security due to inadvertent error, malicious software programs, such as viruses and worms, break-ins or unauthorized tampering with our computer systems could, if wide-spread and destructive, have a negative effect on our internal operations and could adversely affect our business. We take significant and costly measures which have been effective in protecting our enterprise from such events, however, there is no assurance that these measures will be equally as effective in the future. In addition, other events outside of our control, such as war or acts of terrorism, could have a material adverse and potentially devastating effect on our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are subject to market risk associated with changes in foreign currency exchange rates, interest rates and our equity investments, as discussed more fully below. In order to manage the volatility relating to our more significant market risks, we enter into various hedging arrangements described below. We do not execute transactions or hold derivative financial instruments for speculative or trading purposes. We do not anticipate any material changes in our primary market risk exposures for the remainder of fiscal 2005.

Foreign Currency Risk

     We transact business in various foreign currencies and we have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). The unrealized gain (loss) on the outstanding forward contracts at March 31, 2005 was immaterial to our consolidated financial statements.

     Our outstanding forward contracts as of March 31, 2005 are presented in the table below. All forward contract amounts are representative of the expected payments to be made under these instruments. As of March 31, 2005, all forward contracts mature in 31 days or less.

			Fair Market
			Value at
	Local Currency		March 31, 2005
	Contract Amount	Contract Amount	(US$)
	(in thousands)
Contracts to Buy US $
Argentine peso	3,000.0 ARS	1,022.3 USD	(6.1)
Canadian dollar	9,680.0 CAD	7,982.5 USD	(14.9)
Indian rupee	269,845.0 INR	6,091.3 USD	(77.3)
Japanese yen	581,200.0 JPY	5,415.7 USD	(8.5)
Contracts to Sell US $
Euro	21,115.0 EUR	27,272.3 USD	101.1
Israel shekel	10,050.0 ILS	2,293.2 USD	10.3
Mexican peso	14,345.0 MXN	1,263.5 USD	20.7
Singapore dollar	22,855.0 SGD	13,832.0 USD	14.5
British pound	11,850.0 GBP	22,179.7 USD	222.7
Contracts to Buy Euro €
Indian rupee	19,700.0 INR	346.3 EUR	(1.4)
Polish zloty	1,500.0 PLN	360.0 EUR	(8.0)
British pound	30,050.0 GBP	43,532.9 EUR	(375.5)
Japanese yen	2,959,000.0 JPY	21,350.9 EUR	63.0
Contracts to Sell Euro €
Swedish krona	7,000.0 SEK	766.7 EUR	(4.5)
South African rand	4,680.0 ZAR	568.8 EUR	13.2
United Arab Emirates dirham	1,700.0 AED	357.9 EUR	(1.2)
Swiss franc	785.0 CHF	505.6 EUR	0.6
Contracts to Buy SGD $
Hong Kong dollar	22,450.0 HKD	4,756.2 SGD	3.3
New Zealand dollar	4,345.0 NZD	5,089.1 SGD	(10.5)
Contracts to Sell SGD $
Indian rupee	50,675.0 INR	1,905.8 SGD	3.8
South Korean won	2,930,000.0 KRW	4,730.6 SGD	19.5
Taiwanese dollar	21,300.0 TWD	1,110.0 SGD	3.1
Australian dollar	3,865.0 AUD	4,914.9 SGD	9.9
Euro	14,700.0 EUR	31,389.0 SGD	(8.9)

Interest Rate Risk

     We are exposed to interest rate risk primarily on our investment portfolio. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio primarily includes money market funds, commercial paper, corporate notes, government securities (taxable and non-taxable), asset-backed securities and auction market securities. The diversity of our portfolio helps us to achieve our investment objective.

     Debt obligations consist of $520.0 million of our 0.25% convertible subordinated notes, or 0.25% Notes, due August 1, 2013. The interest rate on the 0.25% Notes is fixed and the notes provide for semi-annual interest payments of approximately $0.7 million each

February 1 and August 1, beginning February 1, 2004. Effective as of January 28, 2004, the 0.25% Notes began accruing additional interest at a rate of 0.25% per annum as a result of our registration statement having not been declared effective by the SEC on or before the 180th day following the original issuance of the 0.25% Notes and the 0.25% Notes continued to accrue such additional interest until April 27, 2004, the 90th day following such registration default. On April 28, 2004, the 0.25% Notes began to accrue additional interest at a rate of 0.50% per annum and continued to accrue such additional interest until November 23, 2004, the day prior to the date on which the registration statement was declared effective. Effective as of January 30, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.25% per annum as a result of our registration statement having been suspended by us beyond our permitted grace period. The 0.25% Notes accrued additional interest at this rate until April 30, 2005. On May 1, 2005, the 0.25% Notes began to accrue additional interest at a rate of 0.50% per annum and will continue to accrue additional interest at this rate until the suspension of the registration statement is lifted or until we are no longer required to maintain the effectiveness of the registration statement. The 0.25% Notes are convertible, under specified circumstances, into shares of our common stock at a conversion rate of 21.6802 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $46.13 per share. Pursuant to the terms of a supplemental indenture dated as of October 25, 2004, we will be required to deliver cash to holders upon conversion, except to the extent that our conversion obligation exceeds the principal amount of the notes converted, in which case we will have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock.

     The following table presents the amounts of our cash equivalents, short-term investments and debt obligations, according to maturity date, that may be subject to interest rate risk and the average interest rates as of March 31, 2005 by year of maturity:

	Amortized Cost
					Amortized
	Due in	Due in 2006		Fair Value	Cost
	2005	and Thereafter	Total	2005	2004
	(in thousands, except percentages)
Cash equivalents and short-term investments(1):
Fixed rate	$508,408	$1,163,265	$1,671,673	$1,648,057	$1,535,213
Average fixed rate	2.45%	2.92%	2.78%	2.78%	2.66%
Variable rate	$145,328	$92,781	$238,109	$238,154	$360,585
Average variable rate	2.76%	2.90%	2.82%	2.82%	2.32%
Total cash equivalents and short-term investments	$653,736	$1,256,046	$1,909,782	$1,886,211	$1,895,798
Average rate	2.52%	2.92%	2.78%	2.78%	2.60%
Debt obligations:
Fixed rate	$342	$523,687	$524,029	$—	$524,141
Average fixed rate(2)	3.68%	0.27%	0.28%	—	0.28%

(1)	For purposes of the above table, cash equivalents consist of commercial paper and government securities.

(2)	Not included in the average fixed rate is the amortization of the underwriting and issuance costs for the $520.0 million convertible subordinated notes. If this was included, our average fixed rate for these notes would be 1.04% for 2005 and thereafter.

Equity Price Risk

     We hold investments in capital stock of privately-held companies. The total carrying amount of these strategic investments was $2.7 million at March 31, 2005 and December 31, 2004. These strategic investments are included in other non-current assets. During the three months ended March 31, 2005 and 2004, we realized gains of $0.7 million and $7.5 million, respectively, related to our strategic investments. Other-than-temporary declines in the fair value of our strategic investments are determined based on the value of the investee’s stock, its inability to obtain additional private financing, its cash position and current burn rate, the status and competitive position of the investee’s products and the uncertainty of its financial conditions among other factors. We recorded no impairment losses on strategic investments for the three months ended March 31, 2005 or 2004. We cannot assure you that our investments will have the above-mentioned results, or even that we will not lose all or any part of these investments.

Item 4. Controls and Procedures

     Appearing as exhibits to this Form 10-Q are the certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item 4 includes information concerning the controls, and controls evaluation, referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     Our chief executive officer and chief financial officer, with the assistance of our disclosure committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were not effective as of March 31, 2005.

     We believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim and annual periods presented in our annual report on Form 10-K for the year ended December 31, 2004 and quarterly report on this Form 10-Q. The unqualified opinion of our independent registered public accounting firm on our annual financial statements is included in Part IV, Item 15 of our Form 10-K for the year ended December 31, 2004.

Material Weakness in Internal Control Over Financial Reporting

     Our management made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Based on this assessment, our management identified deficiencies in the Company’s internal control over financial reporting that resulted in errors in accounting for software revenue recognition and concluded that, in the aggregate, these deficiencies constituted a material weakness in internal control over financial reporting as of December 31, 2004, as described below. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

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

     Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Our independent registered public accounting firm, KPMG LLP, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting. KPMG LLP issued an attestation report thereon, which is included in Part IV, Item 15 of our Form 10-K for the year ended December 31, 2004.

     During the quarter ended March 31, 2005, we implemented the following improvements to internal control over financial reporting relating to the material weakness in our internal control over financial reporting described above:

•	The Company established an Order Entry Compliance Desk in North America that reviews non-standard orders and orders with license revenue greater than $25,000 to ensure that data elements are valid and accurately processed.

•	The Company’s Order Entry Compliance Desk utilizes a standard checklist when reviewing orders to ensure the review is complete and order input is accurate.

•	The Company enhanced its revenue recognition review documentation to more clearly identify areas of judgment in the application of generally accepted accounting principles and the basis for the Company’s conclusions regarding the amount and timing of revenue recognition.

     Although we have taken the foregoing remedial actions, we have not completed an evaluation of these internal control improvements to determine their effectiveness and the remedial impact upon the material weakness described above. Moreover, we believe that the additional improvements to our internal control over financial reporting described below will be required to remediate the material weakness. Accordingly, we believe that the material weakness in our internal control over financial reporting described above continues to exist as of March 31, 2005.

     We plan to take the following additional actions to complete the remediation of the material weakness in our internal control over financial reporting described above:

•	Establishing Order Entry Compliance Desks in the European and Asia-Pacific regions that will review non-standard orders and orders with license revenue greater than $25,000 to ensure that data elements are valid and accurately processed, which we expect to implement by June 30, 2005;

•	Implementing an automated hold on all orders for multiple element software arrangements having license revenue greater than $25,000 until further review can be completed by experienced personnel, which we expect to implement by June 30, 2005;

•	Increasing the number of experienced accounting personnel performing reviews of the multiple-element software arrangements to ensure compliance with generally accepted accounting principles, which we expect to complete by September 30, 2005; and

•	Improving our contract and order management processes in North America to enhance the use and enforceability of standard terms and conditions for multiple-element software arrangements having license revenue of $250,000 or less, which we expect to implement by September 30, 2005.

Changes in Internal Control Over Financial Reporting

     During our most recent quarter ended March 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     We and our audit committee continue to cooperate with the SEC in its investigation and review of these matters. We are in discussions with the staff of the SEC regarding its review of these matters, and based on recent communications with the staff, we expect these discussions to result in a settlement with the SEC in which we would be enjoined from future violations of certain provisions of the Securities Exchange Act of 1934 and required to pay a $30 million penalty. We would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC would be subject to agreement on final terms and documentation, approval by our board of directors and approval by the SEC Commissioners.

Litigation

     After we announced in January 2003 that we would restate our financial results as a result of transactions entered into with AOL in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000, 2001 and 2002 financial results included in our filings with the SEC, press releases and other public disclosures. On May 2, 2003, a lead plaintiff and lead counsel were appointed. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35.0 million settlement fund was established on March 25, 2005. Our insurance carriers funded $24.9 million of the settlement fund, and we funded $10.1 million of the settlement fund, which one of our insurance companies was obligated to repay to us on or before April 15, 2005. We were repaid the $10.1 million as of April 11, 2005.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01

3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03

3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04

10.01†	VERITAS Software 2005 Executive Bonus Plan				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

† Management contract, compensatory plan or arrangement.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2005.

VERITAS SOFTWARE CORPORATION

By:	/s/ Edwin J. Gillis
Edwin J. Gillis
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.01	Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation	8-A	06/02/99	3.01

3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS Holding Corporation (changing name of corporation to VERITAS Software Corporation)	8-A	06/02/99	3.02

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of VERITAS	S-8	06/02/00	4.03

3.04	Amended and Restated Bylaws of VERITAS	S-4/A	09/28/00	3.04

10.01†	VERITAS Software 2005 Executive Bonus Plan				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

† Management contract, compensatory plan or arrangement.